Form 10-K
period 2016-12-31
iRhythm Technologies, Inc.
filed 2017-03-31
CIK 1388658

L

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37918

iRhythm Technologies, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	20-8149544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 Townsend Street, Suite 500 San Francisco, California	94103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 632-5700

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $.0001 Per Share; Common stock traded on the NASDAQ stock market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on October 20, 2016, was approximately $314.0 million. The Registrant has elected to use October 20, 2016, which was the initial trading date on the NASDAQ Global Market, as the calculation date because June 30, 2016 (the last business day of the Registrant’s most recently completed second fiscal quarter), the Registrant was a privately held company.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2017 was 22,152,637.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statements for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	plans to conduct further clinical studies
•	our plans to modify our current products, or develop new products, to address additional indications
•	the expected growth of our business and our organization
•	our expectations regarding government and third party payor coverage and reimbursement
•	our expectations regarding the size of our sales organization and expansion of our sales and marketing efforts in international geographies
•

our expectations regarding revenue, cost of revenue, cost of service per device, operating expenses, including research and development expense, sales and marketing expense and general and administrative expenses

•	our ability to retain and recruit key personnel, including the continued development of a sales and marketing infrastructure
•	our ability to obtain and maintain intellectual property protection for our products
•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act
•	our ability to identify and develop new and planned products and acquire new products
•	our financial performance
•	developments and projections relating to our competitors or our industry

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the SEC as exhibits to the Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

PART I

Item 1. Business.

Overview

We are a commercial-stage digital healthcare company redefining the way cardiac arrhythmias are clinically diagnosed by combining our wearable biosensing technology with cloud-based data analytics and machine-learning capabilities. Our goal is to be the leading provider of first-line ambulatory electrocardiogram, or ECG, monitoring for patients at risk for arrhythmias. We have created a unique platform, called the ZIO Service, which combines an easy-to-wear and unobtrusive biosensor that can be worn for up to 14 days, called the ZIO Patch, with powerful proprietary algorithms that distill data from millions of heartbeats into clinically actionable information. We believe that the ZIO Service allows physicians to diagnose many arrhythmias more quickly and efficiently than traditional technologies and avoid multiple indeterminate tests. Early detection of heart rhythm disorders, such as atrial fibrillation, or AF, and other clinically relevant arrhythmias, allows for appropriate medical intervention and helps avoid more serious downstream medical events, including stroke. Since receiving clearance from the Food and Drug Administration, or FDA, in 2009, we have provided the ZIO Service to over 700,000 patients and have collected over 150 million hours of curated heartbeat data, creating what we believe to be the world’s largest repository of ambulatory ECG patient data. This data provides us with a competitive advantage by informing our proprietary machine-learned algorithms, which may enable operating efficiencies, gross margin improvement and business scalability. We believe the ZIO Service is well aligned with the goals of the U.S. healthcare system: improving population health, enhancing the patient care experience and reducing per-capita cost.

According to the Centers for Disease Control and Prevention, approximately 11 million patients in the United States have a heart rhythm disorder, or arrhythmia. The most common sustained type of arrhythmia is AF. The American Heart Association, or AHA, estimates that as many as six million people in the United States have AF and individuals with AF are five times more likely to suffer a stroke. However, the National Stroke Association, or NSA, estimates that up to 80% of strokes suffered by people with AF are preventable with early detection and proper treatment.

The ambulatory cardiac monitoring market is well-established with an estimated 4.6 million diagnostic tests performed annually in the United States, which we believe to be an existing $1.4 billion market opportunity for our ZIO Service. Traditional ambulatory cardiac monitoring tools used by physicians for diagnosing patients with suspected arrhythmias, such as Holter and cardiac event monitors, are constrained by one or more of the following: short prescribed monitoring times, non-continuous data collection, cumbersome equipment and low patient compliance. As an example of these traditional constraints, patients often remove these traditional monitors when sleeping, showering or exercising, leading to failure to capture critical data. These limitations contribute to incomplete diagnoses and repeat testing, which in turn result in suboptimal patient care and higher costs to the health system.

While some existing products may address a subset of these limitations, we believe the ZIO Service provides a comprehensive solution that addresses all of these limitations and offers a clear value proposition to patients, providers, and payors by providing an easy-to-use, clinically proven, low-cost solution. Our ZIO Service is prescribed by physicians for both identifying arrhythmias as well as for identifying risk factors which may be associated with a previously-identified arrhythmia. It improves physician management and diagnosis of arrhythmias by providing a patient-friendly wearable biosensor, curating and analyzing voluminous ECG data, and ultimately creating a concise report that is used by the physician to make a diagnosis and which can be integrated into a patient’s electronic health record. We believe our ZIO Service can continue taking significant market share from the existing ambulatory cardiac monitoring market and expand the market for new clinical use cases and indications. We believe the ZIO Service has the potential to supplant traditional technology and become the primary first-line monitoring option for patients who are candidates for ambulatory cardiac monitoring due to its ability to detect more arrhythmias, which allows for earlier changes in clinical patient management.

The ZIO Service consists of:

•	the wearable ZIO Patch biosensor, which continuously records and stores ECG data from every patient heartbeat for up to 14 days
•	cloud-based analysis of the recorded cardiac rhythms using our proprietary machine-learned algorithms
•	a final quality assessment review of the data by our certified cardiac technicians
•

an easy-to-read ZIO Report, a curated summary of findings that includes high quality and clinically-actionable information which is sent directly to a patient’s physician and can be integrated into a patient’s electronic health record

We have reviewed a body of clinical evidence, including 18 peer-reviewed publications, which we interpret to show, among other advantages, that the ZIO Service helps reduce healthcare costs and improves arrhythmia detection, characterization and diagnosis by prescribing physicians. These improvements have the potential to change clinical management of patients. Our clinical evidence is helping to drive physician adoption and payor reimbursement coverage. We interpreted one study of the ZIO Service, published in The American Journal of Cardiology in August 2013, to show that among 16,142 consecutive ZIO Service patients in whom an arrhythmia was detected, over 50% of symptomatic arrhythmias detected by the ZIO Service occur more than 48 hours into the wear period. Although this study did not directly compare the ZIO Service to Holter monitoring performance, it should be noted that 48 hours is outside of the typical wear period for Holter monitors. Based upon our review of another prospective comparative study against Holter monitor, published in The American Journal of Medicine in January 2014, we concluded that the ZIO Service detected 96 arrhythmia events compared to 61 arrhythmia events detected by the Holter monitor (P < 0.001), providing a 57% improvement in diagnostic yield, which is the percentage of patients in whom an arrhythmia was detected during the monitoring period. From our review, we concluded that the ZIO Service was preferred by 81% of patients when compared to Holter monitors. This clinical study, however, was a single-center study with a relatively small sample size that directly compared the ZIO Service to a Holter monitor, but not to other ambulatory cardiac monitoring products. In summary, we interpreted the clinical results to show that the ZIO Service is preferred by patients and allows for significantly longer continuous monitoring, improved clinical accuracy, increased detection of arrhythmias by physicians, and meaningful changes in clinical management.

Over 700,000 patients have utilized the ZIO Service since its commercialization, and as of December 31, 2016, approximately 290 million individuals in the United States have government or private insurance policies that cover reimbursement for the ZIO Service. We have designed a comprehensive strategy to allow us to compete favorably in the ambulatory cardiac monitoring market, which includes capturing market share from existing monitoring devices as well as expanding the market through new indications. We expect to drive sales and margin growth in our business by expanding our sales organization, securing additional contracts with commercial payors, maintaining technology leadership through research and development, and continuing to build clinical evidence supporting the benefits of the ZIO Service.

We have collected over 150 million hours of curated heartbeat data, creating what we believe to be the world’s largest repository of annotated, continuous ambulatory ECG recordings with contextual patient information. This extensive database, along with our proprietary analytic platform, differentiates the ZIO Service and gives us a competitive advantage. We will continue to seek opportunities to capitalize on our product design, proprietary analytic capabilities and data repository to capture additional opportunities in the digital healthcare market.

We are a vertically-integrated company headquartered in San Francisco, California, and we have additional commercial operations and facilities in Lincolnshire, Illinois and Houston, Texas. We manufacture our devices in Cypress, California. As of December 31, 2016, we had 406 full-time employees. Our revenue was $64.1 million and $36.1 million for the years ended December 31, 2016 and 2015, respectively and we incurred a net loss of $20.9 million and $22.8 million for those same periods.

Market Opportunity

Every year, millions of patients experience symptoms potentially associated with cardiac arrhythmias, a condition in which the electrical impulses that coordinate heartbeats do not occur properly, causing the heart to beat too quickly, too slowly or irregularly. Examples of arrhythmias include premature (extra) beats, superventricular arrhythmias which are fast heart rates that originate from the upper chambers of the heart, atrial tachycardia, atrial flutter and AF. Atrial fibrillation is the most common type of sustained cardiac arrhythmia. The symptoms of arrhythmias include palpitations or a skipped heartbeat, rapid heartbeat, shortness of breath, dizziness, light-headedness, fainting spells, vertigo, anxiety and fatigue. Early detection is essential in order to obtain early treatment and help avoid more serious medical conditions, such as stroke, and additional medical costs.

Atrial Fibrillation and Stroke

In patients with AF, the upper chambers of the heart beat irregularly and blood does not flow properly to the lower chambers of the heart. The AHA estimates that AF affects as many as six million patients in the United States and 33.5 million patients worldwide. The NSA estimates that one-third of AF patients are asymptomatic and still undiagnosed. More than 750,000 hospitalizations occur each year because of AF, and the condition contributes to an estimated 130,000 deaths each year. Since AF is more common among people over the age of 60, these numbers are expected to increase as the U.S. population ages.

In addition, AF is the leading risk factor for stroke because AF can cause blood to collect in the heart and potentially form a clot, which can travel to the brain. While individuals with AF are approximately five times more likely to suffer a stroke, the NSA estimates that up to 80% of strokes in people with AF can be prevented through early detection and proper treatment. According to the AHA, stroke costs the United States an estimated $34 billion each year in healthcare costs and lost productivity, and is a leading cause of serious long-term disability. The AHA estimates that ischemic strokes represent 87% of all strokes in the United States and that between 15% and 20% of the estimated 690,000 ischemic strokes are attributable to AF.

Currently, the ZIO Service is prescribed by physicians primarily for symptomatic patients. However, we believe that high-risk asymptomatic patients represent an additional market opportunity for the ZIO Service. Monitoring high-risk asymptomatic patients may lead to increased diagnoses, earlier treatment and potentially avoid more severe downstream conditions, because, as the Framingham Study published in Stroke in September 1995 demonstrated, 18% of AF-related strokes present with asymptomatic AF that is only detected at the time of stroke.

Early detection of AF is critical in optimizing patient care, delivering earlier treatment to help avoid further adverse clinical events, managing symptoms caused by AF, and reducing the total public health burden of treating stroke. The AHA and American Stroke Association, or ASA, have published treatment guidelines for patients diagnosed with AF to manage heart rhythm and rate and prevent stroke. These early treatments include:

•	medications such as oral anticoagulants, new variations of which have been shown in multiple recent studies to safely reduce stroke rates by 60%
•	treatment with anti-arrhythmic drugs
•	interventions such as cardiac ablation therapy to help control heart rhythm and rate

Atrial fibrillation burden, the amount of time a patient spends in AF, has been identified in the clinical community as an important measure for determining appropriate and effective therapeutic interventions to manage patients with AF and assessing stroke risk. The calculated AF burden is only as good as the data available for analysis during the monitoring period. Since the most common type of AF occurs intermittently, continuous patch-based monitoring devices, such as the ZIO Patch, more accurately measure AF burden because every heartbeat is recorded without interruption during the entire monitoring period. We are currently conducting a study to determine the correlation between AF burden, as measured by the ZIO Service, and the risk of stroke in patients.

The ZIO Patch was designed specifically to be patient-friendly to facilitate high patient compliance and allow data to be recorded continuously for up to 14 days. Other non-invasive monitoring modalities are limited due to intermittent monitoring, short prescribed monitoring periods and patient compliance issues due to removal of the device during the monitoring period.

Ambulatory Cardiac Monitoring Overview

Arrhythmia symptoms are generally monitored either in a physician’s office or healthcare facility or remotely with the use of ambulatory cardiac monitoring devices. Typically, physicians will administer a resting ECG in their offices to record and analyze the electrical impulses of patients’ hearts. If physicians determine that patients require monitoring for a longer period of time to generate a diagnosis, they have historically prescribed a first-line ambulatory cardiac monitoring device such as a Holter monitor. If the diagnosis is not definitive following the first monitoring period, physicians may prescribe a repeat Holter monitoring period, or alternatively, prescribed event monitors, mobile cardiac telemetry or implantable loop recorders as second-line tools. Some physicians own their own ambulatory cardiac monitoring devices and provide ambulatory monitoring services directly to their patients, while others outsource these services to third party providers.

Based in part on a Frost & Sullivan and third party company reports, we estimate that approximately 4.6 million ambulatory monitoring procedures were performed in the United States in 2015 and that these procedures represent an existing $1.4 billion market opportunity for our ZIO Service.

Holter Monitors

Holter monitors are non-invasive, ambulatory, battery-operated monitoring products that continuously record the ECG data of a patient, during a typical prescribed wear period of 24 to 48 hours. A Holter monitor consists of a recorder, electrodes that are attached to the patient’s chest and wires connecting the electrodes to the recorder. After the prescribed wear period, the data recorded by the device is delivered by hand, mail or internet for processing and analysis by the physician’s office or a third party provider. For patients with suspected arrhythmias, Holter monitors have a relatively low diagnostic yield of approximately 24% due to a limited prescribed wear period of typically no more than 48 hours and low patient compliance, likely resulting from bulky equipment and cumbersome wires. The low diagnostic yield is also attributable to missing data, because patients typically remove the electrodes and disconnect their Holter monitors in order to shower, sleep and exercise.

Cardiac Event Monitors and Mobile Cardiac Telemetry

Cardiac event monitoring is another type of non-invasive, ambulatory monitoring. Event monitoring differs from Holter monitoring in that the monitor is prescribed and worn for a longer period of time, up to 30 days, and the data recorded during the wear period is symptom driven. Event monitors generally record several minutes of activity at a time and then start over, a process referred to as memory loop recording. There are many types of event recorders available with a range of features including patient-triggered or auto-detected symptom recording, and manual data transmission or auto-send. Mobile cardiac telemetry, also known as MCOT or outpatient telemetry, is another form of event monitor that usually uses wireless technology, such as a cell phone network, to transmit data to a monitoring facility where the ECG data is analyzed. Event monitors have several limitations, including limited data storage, the lack of trend data, and poor patient compliance due to electrode replacement, bulky equipment and the fact the patient must both activate and transmit events in some cases. Additionally, MCOT technology has unique limitations including the need for patients to keep the transmitter close at all times and frequently change the battery or recharge the device to ensure timely transmissions. These limitations can severely impact a physician’s ability to provide a timely diagnosis and result in a lower diagnostic yield.

Implantable Loop Recorders

A separate segment of ambulatory cardiac monitoring consists of implantable diagnostic products such as implantable loop recorders, also known as insertable cardiac monitors. Implantable loop recorders are implanted underneath a patient’s skin during a hospital-based, minimally invasive procedure. These devices remain implanted in a patient for up to three years, capturing data in a looping manner for patient-triggered or automatically-detected events. Limitations of this monitoring option include the semi-permanent nature of the implant, infection risks during insertion and removal, non-continuous data collection, under- or over-sensing which may exhaust the memory of the loop recorder, risk of missing events due to the looping nature of the recording, and the high cost of the device.

Limitations of Traditional Ambulatory Cardiac Monitors

Limitations of the various types of traditional ambulatory cardiac monitors can include the following:

•	short prescribed monitoring periods leading to low diagnostic yield
•	non-continuous data collection, resulting in an incomplete picture of a patient’s arrhythmia experience
•	bulky monitoring equipment with dangling electrode leads causing discomfort and low patient compliance
•	the need to use costly second-line diagnostic options that would not be necessary if first-line tests had produced a higher diagnostic yield
•	the generation of excessive and uncurated data for the physician to analyze

We believe there is a significant opportunity for a disruptive arrhythmia monitoring solution that offers low-cost, first-line, continuous ambulatory monitoring, combined with patient-friendly design, to enhance compliance and simplify the monitoring experience while maximizing diagnostic yield.

Our Solution

We have developed a 14-day, continuous, ambulatory cardiac monitoring solution known as the ZIO Service. The FDA-cleared ZIO Service combines a wire-free, patch-based, wearable biosensor with a proprietary cloud-based data analytic platform to help physicians monitor patients and diagnose arrhythmias. Since commercialization, over 700,000 patients have utilized the ZIO Service and we have collected over 150 million hours of heartbeats, creating what we believe to be the world’s largest repository of ambulatory ECG patient data.

Our patented ZIO Patch is a patient-worn biosensor that captures ECG data continuously for up to 14 days. Patients also have the ability to mark when symptoms occur while wearing the ZIO Patch by pressing a trigger button on the device, and separately recording contextual data like activities and circumstances in a symptom diary. This allows physicians to match symptoms and activity with ECG data. Following the wear period, the ZIO Patch is returned and data is uploaded to our secure cloud and run through our proprietary, machine-learned algorithms. A concise report of preliminary findings is prepared by our certified cardiac technicians and made available to physicians electronically.

We believe the ZIO Service is a disruptive first-line option for ambulatory cardiac monitoring. Our solution is the only patch-based monitor to achieve meaningful scale to date, with over 700,000 monitored patients. The ZIO Service addresses patient compliance, continuously monitors patients up to 14 days and produces easy to read, comprehensive digital reports which provide the information physicians need to make accurate and timely clinical decisions. Clinical studies have shown that our innovative digital healthcare solution improves physicians’ abilities to detect arrhythmias by increasing diagnostic yield, and potentially allows them to change the course of treatment. Our proprietary machine-learned algorithms give us a competitive advantage due to the depth and breadth of ECG data available from the over 150 million hours of curated and annotated ECG data collected to date. Additionally, we believe we have the first mover advantage in the market, particularly related to our efforts to secure commercial payor contracts and in-network arrangements covering approximately 200 million U.S. patients as of December 31, 2016. The ZIO Service, however, does not provide real-time reporting capabilities and is less well-known than some of the devices sold by our competitors.

We are actively working to make the ZIO Service the preferred first-line monitoring option for patients who require ambulatory cardiac monitoring. Our solution helps reduce healthcare costs and improves arrhythmia detection, characterization and diagnosis by providing simple, seamless integration of heart rhythm data from patient to cloud to physician. We believe we offer a high value, low cost, disruptive solution to a market ready for innovative technology.

Key Benefits

Value to Patients

We designed the ZIO Patch specifically to address patient compliance issues common to other ambulatory cardiac monitors. Our wire-free wearable biosensor is easy to apply, comfortable, lightweight and unobtrusive. It does not require patient action for battery changes, adhesive changes, or lead wire or electrode management. Patients wear it discreetly during activities of daily life including exercising and showering for up to 14 consecutive days. We interpreted a clinical study by Barrett et al published in The American Journal of Medicine in January 2014, or the Barrett Study, to confirm that the ZIO Service is a patient-friendly monitoring option, and the study noted that 94% of patients found the ZIO Patch comfortable to wear, and 81% of patients preferred the ZIO Patch over a Holter monitor. The ZIO Patch allows patients to mark when a symptom occurs by pressing a button on the ZIO Patch and logging the surrounding circumstances into a diary, thus allowing physicians to link symptoms with the ECG data. Additionally, patients have access to our professional 24/7 customer service team to address any product, service, enrollment or billing questions.

Value to Providers

Providers, such as physicians, receive high-quality, easy-to-read, actionable digital reports that help them diagnose patients and streamline clinical workflow. The ZIO Service has been shown in multiple peer-reviewed published clinical studies to detect more arrhythmias compared to Holter monitoring during their respective prescribed wear periods. We analyze and generate patient reports at our CMS-certified independent diagnostic testing facilities, or IDTFs, staffed with our certified cardiac technicians who specialize in advanced arrhythmia interpretation to help ensure high accuracy and quality of reports before delivering them to the prescribing physician. Due to high patient compliance, the reports include up to 14 days of non-interrupted data correlated with patient-triggered and diary symptom events. Physicians can use this continuous correlated data to more conclusively diagnose arrhythmias as a source of symptoms.

Accurate detection and higher diagnostic yield allow physicians to more quickly prescribe the appropriate treatment options for patients. From our review, we determined that in 28% of cases observed in a clinical study by Rosenberg et al published in Pacing and Clinical Electrophysiology in March 2013, or the Rosenberg Study, the physician changed the patient’s clinical management after prescribing the ZIO Service as compared to a Holter monitor.

Additionally, the ZIO Service allows clinical staff to focus on more value-added activities by not requiring electrode changes or battery recharging during use, device cleaning and maintenance following use, and by reducing physician and hospital staff time needed to review and curate ECG data. Our 24/7 customer service team provides troubleshooting for patient-related issues, removing this burden from the physician practice.

Value to Payors

The ZIO Service offers a high yield, low cost solution compared to other monitoring modalities.

The graph above compares the costs of monitoring to the diagnostic yield of various ambulatory cardiac monitors. The analysis, completed by Decision Drivers Analytics and commissioned by us, uses cost data from the Centers for Medicare & Medicaid Services, or CMS, published diagnostic yields, and our internal database, and demonstrates that the ZIO Service has a diagnostic yield on par with much more expensive devices but superior to less expensive options. This implies that it is the most cost-effective modality among its peer group, optimizing the cost, time, and reliability of reaching a timely diagnosis.

This data, however, demonstrates that the ZIO Service is not the least expensive solution on the market. Additionally, other devices may enjoy advantages such as established brand recognition and real-time reporting capabilities that the ZIO Service does not yet provide.

Patients who use traditional first-line Holter monitors often do not receive a diagnosis after one monitoring period. A recent retrospective, longitudinal study conducted by Arnold et al published in the Journal of Health Economics and Outcomes Research in February 2015, evaluated the clinical consequences and costs of CMS patients who had no previous evidence of a cardiac arrhythmia and were undergoing their first Holter monitoring test. Our review of data from this study indicates that there was no diagnosis reached for 70% of patients after an initial Holter test. The ZIO Service has been shown to have a low cost per diagnosis compared to existing monitoring modalities due to its high diagnostic yield.

We believe that the ZIO Service is the best first-line test for most patients requiring ambulatory cardiac monitoring because it allows physicians to identify a timely course of treatment and avoids healthcare costs associated with additional monitoring. The ZIO Service is patient-friendly and allows significantly longer and more continuous monitoring than a Holter monitor, resulting in improved clinical accuracy and potentially a meaningful change in clinical management. Better diagnostic yield results in decreased costs due to fewer additional first and second-line tests. We believe that the ZIO Service could replace both first and second-line testing solutions because it offers the right test, the first time.

Early detection of arrhythmias allows physicians to assess a patient’s risk factors, and decide on the best treatment course for avoiding potentially more severe downstream conditions. Specifically, the early detection of AF allows physicians to consider strategies to mitigate the risk of stroke. According to multiple studies, preventative treatments, such as oral anticoagulants, have been shown to reduce stroke rates by 60%, thereby potentially avoiding the patient effects of stroke and the high costs associated with post-stroke management.

Our Technology

The ZIO Service combines our proprietary products and services to provide continuous ambulatory cardiac monitoring. A wearable patch-based biosensor called the ZIO Patch, collects up to 1.5 million heartbeats for each patient during a wear period of up to 14 days. Our ZIO Service includes a machine-learned analytics engine which curates the heartbeat data into a concise, clinically actionable report, which is delivered to the prescribing physician.

ZIO Patch

The ZIO Patch is a single-use, wire-free, wearable biosensor that records a patient’s heartbeats and ECG data. The ZIO Patch was specifically designed with the patient and physician in mind. The ZIO Patch includes the following features:

•	patented clear, flexible, lightweight, wire-free design
•	unobtrusive and inconspicuous profile
•	proprietary adhesive backing that keeps the patch securely in place for the duration of the prescribed wear period
•	water resistant functionality, allowing patients to shower and perform normal daily activities, including moderate exercise
•	proprietary hydrogel electrodes for a clear ECG with minimal artifact from movement
•	large symptom button, or patient trigger, that is easy to find and press
•	indicated wear period of up to 14 days
•	sufficient battery life for the entire wear period

Symptoms can be logged through a paper symptom diary or through two digital platforms:

•	myZIO.com website
•	myZIO iPhone App

Monitoring with the ZIO Service

The ZIO Service is administered through the process described below:

Enrollment and Initiation of the ZIO Service

Once a physician determines a patient is a candidate for 14-day continuous monitoring, the patient is enrolled through our online portal. The wire-free ZIO Patch is applied to the patient’s chest by the clinical staff, and monitoring is initiated. There is also an option for physicians to enroll patients remotely, although this option is less frequently utilized. With this option, the physician enrolls the patient and the patient receives the ZIO Patch in the mail along with a detailed set of self-application instructions.

Monitoring

The ZIO Patch is worn continuously by the patient for up to 14 days. The ZIO Patch can be worn in the shower, while sleeping, and during moderate exercise. During the wear period, the device continuously stores and records all ECG data. The ZIO Patch features a patient trigger button for marking any symptoms during the wear period; the patient is instructed to push the button when a symptom occurs and make a corresponding entry into the written or electronic symptom diary. At the end of the prescribed wear period, the patient removes the device and places it and the diary into a pre-paid postal box, which ships to one of our clinical centers.

Data Analysis and Assessment

At one of our clinical centers, the returned device is validated with patient identifiers that are compliant with the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and up to 14 days of heartbeat data is uploaded to be processed through our cloud-based, FDA-cleared proprietary algorithms for highly accurate ECG analysis. When complete, a preliminary curated report is created. Our process can take the equivalent of 30,000 pages of ECG strips and distill it into an actionable summary report of about 10 to 15 pages, summarizing the key findings and providing supporting details on clinically relevant events and metrics during the wear period. Our certified cardiac technicians play a critical role in report curation by providing a quality review of the data before the final ZIO Report is electronically delivered to the patient’s physician for final interpretation and diagnosis.

ZIO Report

The ZIO Report provides information in a concise format for review and interpretation by the patient’s physician. Data provided includes total analysis time, AF burden, AF duration, comprehensive symptom/rhythm correlation, detailed findings per day, and arrhythmia type. If pre-determined physician notification criteria for symptoms are met, the prescribing physician is notified by phone of the serious findings prior to the ZIO Report being made available electronically. The ZIO Report is delivered through our secure, HIPAA compliant web portal. Physicians can open the ZIO Report and add their interpretation into the report file. These reports can be uploaded into the physicians’ electronic record system for storage and are available for use by the patient’s other physicians. Excerpts of these reports are included below to highlight the key features.

Up to 14-days continuous recording and storage

Up to 20,000 minutes of continuous ECG data, equivalent to approximately 1.5 million heartbeats

Easy-to-read summary

Preliminary findings based on both the proprietary algorithms and certified cardiac technicians Final interpretation by a patient’s physician

Comprehensive symptom/rhythm correlation

Patient-triggered and symptom diary events mapped to arrhythmia

AF Burden

Total AF during wear period and daily AF burden

AF Duration

Total number of AF episodes categorized by duration

ZIO Event Card

The ZIO Event Card is a looping cardiac monitor that captures patient-triggered recordings for symptom/rhythm correlation. The ZIO Event Card is not a material part of our business and we expect to discontinue offering it in 2017.

Business Strategy

Our goal is to be the leading first-line ambulatory cardiac monitoring option for patients at risk for arrhythmias. The key elements of our strategy include:

•

Further penetrating the existing ambulatory cardiac monitoring market. We intend to expand our market penetration by targeting the large existing ambulatory cardiac monitoring market in the United States. We will continue to position the ZIO Service in the first-line monitoring segment as the right test, the first time. Marketing and education throughout the medical community are key to communicate the strong clinical evidence demonstrating high patient satisfaction and compliance as well as the monitoring superiority of the ZIO Service over Holter monitoring. In addition, we expect to continue developing clinical evidence to demonstrate the advantages of the ZIO Service. Also, within existing accounts, we will continue to market our ZIO Service beyond cardiology and electrophysiology into other departments, including neurology, emergency rooms and primary care offices.

•

Increasing reimbursement coverage and contracts with commercial payors to increase patient access. As of December 31, 2016, approximately 290 million individuals in the United States have government or private insurance policies that cover reimbursement for the ZIO Service. We have reimbursement arrangements in place with CMS and other government agencies as well as contracts and in-network arrangements in place with commercial payors across the country covering approximately 200 million individuals as of December 31, 2016. We will continue to pursue expanded reimbursement coverage and contracting by highlighting the unique attributes of the ZIO Service. Our payor relations team is actively engaging national and state-level commercial payors to put contracts in place that will increase and simplify access to the ZIO Service.

•

Driving conversion of business to direct billing of third-party payors. In 2016, approximately 74% of our revenue was derived from directly billing third-party payors for the ZIO Service. In accounts that have converted to this model, we have seen an increase in utilization volume because providers no longer need to be concerned with the complexities of coverage or reimbursement for the ZIO Service. New accounts that otherwise may not have been willing to accept the risk of directly billing payors are expected to expand our market opportunity. Our sales teams work diligently with accounts to review workflow and protocols and ensure they are effectively using our available resources, including our 24/7 customer service and billing specialists. We have developed communication tools and programs and continually evaluate and refine those tools to support this initiative. We intend to expand our business toward direct third-party payor billing in both existing and new accounts.

•

Expanding our sales organization to support growth. To capture new account opportunities and support growth in existing accounts, we implemented a direct sales organization consisting of sales management, field billing specialists, and quota-carrying sales representatives. We will continue to invest in the expansion of this scalable infrastructure and believe this investment will drive adoption of the ZIO Service. While our initial commercial focus is the U.S. market, we also plan to initiate efforts that will allow for future expansion into international geographies.

•

Expanding indications and clinical use cases. We intend to continue expanding indications and clinical use cases for the ZIO Service in untapped patient populations at risk for arrhythmias through our clinical and market development efforts. We believe these additional indications and clinical use cases represent a significant opportunity for us. This market development initiative includes expanding use for our ZIO Service into the following patient populations:

•	patients at high risk for asymptomatic (silent) AF, estimated to be at least 3 million patients at any given time
•	post-ischemic stroke patients, with an annual incidence of 690,000
•	post-cardiac catheter ablation patients, estimated to be 100,000 annual procedures
•	pre-op cardiac surgery patients, estimated to be 280,000 annual procedures
•

Advancing our technology offering and continuing to solidify our footprint in digital healthcare. We continue to invest in building a unique, innovative product portfolio that addresses unmet needs in the ambulatory cardiac monitoring market. For example, future product offerings may combine our 14-day continuous monitoring with accelerated notification of actionable events through mobile telemetry capability. Additionally, we believe that we have collected the world’s largest repository of ambulatory ECG patient data, and we will continue to look for ways to utilize our proprietary data to create value-driving opportunities in digital healthcare, such as expansion of indications for the ZIO Service, new therapeutic discoveries, development of an analytical engine for ambulatory consumer and other medical data, including the curation of third-party biosensor data and payor and provider decision support, as well as internal operating improvements.

Reimbursement and Revenue from the ZIO Service

We receive revenue for the ZIO Service primarily from two sources: third-party payors and institutions. Third-party payors include commercial payors and government agencies, such as CMS and the Veterans Administration, or VA, and represent the largest, as well as an increasing, source of revenue. Institutions, which are typically hospitals or private physician practices also account for a meaningful percentage of our revenue. We bill these organizations for our ZIO Service, and they are responsible for payment, and, in turn, for seeking reimbursement from third party payors where applicable. In addition, a small percentage of patients whose physicians prescribe the ZIO Service pay us directly.

Third-party payors require us to identify the service for which we are seeking reimbursement by using a CPT code set maintained by the American Medical Association, or AMA. For the year ended December 31, 2016, we received 74% of our revenue through third-party payors. As we continue to contract with more commercial insurers and the patient population ages and becomes eligible for CMS programs, we believe more of our revenue will convert to third-party payor billing.

We have successfully secured Current Procedural Terminology, or CPT, codes specific to this novel category of diagnostic monitoring by working with the AMA and other professional societies who recognize the unique value and efficiency provided by the ZIO Service. The CPT reimbursement code for the ZIO Service is a global code which can be broken out into three separate codes: (1) hook-up of the monitoring device; (2) technical analysis services; and (3) the interpretation of the report. The hook-up refers to the application of the ZIO Patch to the patient’s chest along with patient training by the clinical staff on proper handling and instructions for use during the wear period. The technical component involves the cost of the ZIO Patch, analysis and curation of the ECG data and report generation. The interpretation component involves the physician review and interpretation of the generated report. While the physician or institution bills for hook-up and interpretation, we bill for the technical component.

Our clinical centers, where we conduct the analysis of ECG data captured by the ZIO Patch, are CMS-certified IDTFs, that qualify us as a provider and allow us to bill CMS directly for the ZIO Service. We meet CMS requirements, including having an independent medical director for oversight and certified cardiac technicians for quality assurance of our ZIO Reports.

Commercial payors also reimburse for the ZIO Service utilizing the aforementioned unique CPT codes. We continue to engage with commercial payors to secure active contracts with set reimbursement rates for the ZIO Service.

Clinical Results and Studies

The ZIO Service has been the subject of 18 peer-reviewed publications on its effectiveness to date. This body of clinical evidence is driving clinical adoption, payor coverage, and clinical use case expansion. The following sections summarize a few of the key clinical studies which have been driving adoption of the ZIO Service. In our discussion of the results of these publications, we have indicated changes in percentage terms, regardless of sample size, and the statistical significance is demonstrated by the relevant p-values, all of which are less than 0.05, which is the commonly accepted threshold for statistical significance. This follows the convention used by the authors of the study as well as standard clinical practice.

Benefit of 14-Day Continuous Monitoring

A retrospective study by Turakhia et al, published in The American Journal of Cardiology in August 2013, analyzed data from 26,751 patients using the ZIO Service for the first time between January 1, 2011 and December 31, 2011. While there was not a direct comparison of the ZIO Service to Holter monitoring performance, we interpreted results from the study to show that among the 16,142 patients with detected, clinically relevant arrhythmias, over 50% of the first-diagnosed symptomatic arrhythmias occurred after 48 hours of monitoring, suggesting that these arrhythmias could have been missed by traditional Holter monitoring during the typical maximum prescribed monitoring time.

Diagnostic Yield and Monitoring Preference

In the Barrett study, a prospective head-to-head study comparing the detection of arrhythmias between a 24-hour Holter monitor, which has a typical prescribed wear period of 24-48 hours, and the 14-day ZIO Service, a total of 146 patients referred for evaluation of cardiac arrhythmias between April 2012 and July 2012 underwent simultaneous ambulatory ECG recording with both devices. The purpose of the Barrett study was to determine the number of arrhythmia events and the percentage of patients in whom an arrhythmia was detected, known as

“diagnostic yield,” during the comparative prescribed wear periods. Our interpretation of the results of the Barrett study are that over the total wear period of each device, the ZIO Service detected 96 arrhythmia events compared with 61 arrhythmia events by the Holter monitor (P < 0.001) providing a 57% improvement in diagnostic yield. An increase in diagnostic yield provides increased data for the prescribing physician to use when making a diagnosis. In addition, we interpreted survey results to show that 93.7% of patients found the ZIO Patch comfortable to wear, whereas only 51.7% patients found the Holter monitor comfortable to wear, and 81% indicated they preferred the ZIO Patch to the Holter monitor. Of the 102 physicians surveyed, from our review, we concluded that 90% thought a definitive diagnosis was achieved using data from the ZIO Service, as opposed to 64% using data from the 24-hour Holter monitor. This clinical trial, however, was a single center study with a relatively small sample size which did not compare the ZIO Service with any product except the Holter monitor.

Changing Clinical Management for AF

In the Rosenberg Study, a prospective single center study of 74 patients undergoing management of AF, patients received both a ZIO Patch and a 24-hour Holter monitor simultaneously to determine the pattern of AF, to document a response to therapy and to potentially diagnose other arrhythmias. From our review, we concluded that the ZIO Service identified AF events in 24% more patients (18 patients) than Holter monitors (P < 0.0001) and the diagnosed pattern of AF was changed in 28% of patients (21 patients) after ZIO Service monitoring.

Based on our review of the study, we concluded that 28% of patients (21 patients) had a change in their clinical management. The most common changes included a change in antiarrhythmic medication, initiation or discontinuation of anticoagulation medication, recommendation of pacemaker placement, atrioventricular junction ablation, pulmonary vein isolation procedure and cardioversion. This clinical trial, however, was also a single center study with a relatively small sample size which did not compare the ZIO Service with any product except the Holter monitor.

AF Burden as a Predictor of Stroke Risk

The RHYTHM Study, a retrospective cohort study of 771 Kaiser Permanente patients with paroxysmal AF who were monitored with the ZIO Service between October 1, 2011 and December 31, 2014, examined the independent association between AF burden, which is the amount of time that a patient spends in AF, as measured by the ZIO Service, and the risk of ischemic stroke. The findings were derived by linking detailed clinical outcome data from Kaiser Permanente’s electronic medical records with our database of analyzed ECG recordings. We interpreted the study results, presented at the Heart Rhythm Society’s 37th Annual Scientific Sessions in May 2016 by Alan Go M.D. and his colleagues, to show that a doubling of AF burden was associated with a 33% increased risk of stroke in patients who were not taking medication to prevent blood clots. We concluded that these results suggest that information on AF burden, which is measured by the ZIO Service, may help patients and providers better evaluate treatment options for reducing risk of stroke. This clinical study was limited to Kaiser Permanente’s patients from the Northern and Southern California regions.

Monitoring of Asymptomatic AF in High Risk Patients

STUDY-AF was a single-center, single-arm prospective study by Turakhia et al published in Clinical Cardiology in May 2015 that enrolled 75 high-risk but previously undiagnosed AF patients from May 2012 to August 2013. Patients were 55 years of age or older and considered high risk with two or more of the following risk factors: coronary disease, heart failure, hypertension, diabetes or sleep apnea, but had no prior documented AF or history of blood clots causing blockage in blood vessels. We interpreted the results to show that extended monitoring with the ZIO Service identified 11% of patients with previously undiagnosed AF or atrial tachycardia, a rapid heartbeat where electrical signals initiate abnormally in the upper chamber of the heart. We concluded from our review that in patients with AF, 75% of patients experienced the longest AF episode after the first 48 hours of monitoring and there was also a high prevalence of asymptomatic atrial tachycardia and frequent supraventricular ectopic complexes identified, which may be relevant to development of AF or stroke. This clinical trial, however, was also a single center study with a relatively small sample size.

Currently, the ZIO Service is prescribed by physicians primarily for symptomatic patients. However, the NSA estimates that one-third of the AF population suffers from asymptomatic, or silent, AF. We see a future opportunity in proactively monitoring the at least three million patients who are at high risk of asymptomatic AF to identify those with the illness.

There are additional studies underway examining early detection of AF using ZIO Service monitoring in high-risk patients. The Home-based Screening for Early Detection of AF, or SCREEN-AF, study is screening 800 patients older than 75 years with hypertension. Started in April 2015, the intervention group will undergo ambulatory screening for AF for two weeks with the ZIO Service utilized at baseline and again at three months, in addition to standard care for six months. The mHealth Screening to Prevent Strokes, or mSToPS study, initiated in November 2015 in collaboration with Janssen Scientific Affairs, LLC, is expected to recruit up to 2,100 participants for active monitoring with the ZIO Service through the Aetna Commercial Fully Insured and Medicare programs and an additional 4,000 people are expected to be given usual care as observational controls. Women over the age of 65 and men over 55 with risk factors are expected to be selected to participate based on information derived from claims data that places them at a potentially increased risk of undiagnosed AF.

We continue to participate in and consider studies that utilize the ZIO Service across a variety of different applications and patient populations. One example of such a study is LIBERTY-HCM, which is using the ZIO Service to evaluate whether an investigational drug treatment might reduce the incidence of AF in patients with hypertrophic cardiomyopathy, which is a condition in which a patient’s heart becomes thickened and less effective. The results of this study have not yet been published.

Research and Development

Our research and development activities are focused on:

•	Improvements and extensions to existing products and services. We are continuously working to improve the ZIO Service to increase patient comfort, product quality, operational scalability and security
•

Advancing our technology offering. Our product pipeline includes a patch-based solution that combines continuous monitoring for up to 14 days with accelerated notification of actionable events through mobile telemetry capability

•

Customer workflow optimization. We have initiatives that aim to increase customer productivity by optimizing workflow through easier patient enrollment and integration of ZIO Reports directly into electronic health records

•	Data analytics. We are focused on improving and enhancing our backend machine-learned analytic platform, building on our core competency in data analytics
•	Developing clinical evidence. We are involved in clinical studies to further support the benefits of the ZIO Service and expand indications for use
•

Continuing to solidify our footprint in digital healthcare. Using our repository of ambulatory ECG patient data, we will continue to look for ways to create value-driving opportunities in digital healthcare, such as expansion of indications for the ZIO Service, new therapeutic discoveries, development of an analytical engine for ambulatory consumer and other medical data and payor and provider decision support

Our research and development department consists of software development, algorithm and product development, regulatory affairs, and clinical research. Our research and development expense was $7.2 million, $6.3 million and $5.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Sales and Marketing

We market our ambulatory cardiac monitoring solution in the United States through a direct sales organization comprised of sales management, field billing specialists, and quota-carrying sales representatives. Our average number of quota-carrying sales representatives on a full-time equivalent basis has increased from 20 in 2014, to 52 in 2015, to 66 at the end of 2016. Our sales representatives focus on initial introduction into new accounts, penetration across a sales region, driving adoption within existing accounts and conveying our message of clinical and economic value to service line managers, hospital administrators, and other clinical departments. We continue to increase the size of our U.S. sales organization to expand the current customer account base and increase utilization of our ZIO Service. In addition, we will continue exploring sales and marketing expansion opportunities in international geographies.

We market our ZIO Service to a variety of physician specialties including general cardiologists, electrophysiologists, neurologists, and other physician specialists who diagnose and manage care for patients with arrhythmias. We have found success focusing on integrated delivery networks, or IDNs, in which large networks of facilities and providers work together to offer a continuum of care to a specific geographic area or market. Focusing on sales to IDNs gives us the opportunity to conduct a holistic sale for health systems interested in making value-based purchasing decisions.

Competition

We operate in a highly competitive and fragmented industry, subject to rapid change and significantly affected by new product introductions, results of clinical research, corporate combinations and other factors. We principally compete with companies that sell standard Holter monitors including GE Healthcare, Philips Healthcare, Mortara Instrument, Inc., Spacelabs Healthcare Inc. and Welch Allyn Holdings, Inc., which was acquired by Hill-Rom Holdings, Inc. Additional competitors who offer ambulatory cardiac monitoring services include BioTelemetry, Inc., LifeWatch AG and Medtronic plc.

These competitors have also developed other patch-based mobile cardiac monitors that have recently received FDA and foreign regulatory clearances. For example, LifeWatch AG received FDA clearance and CE mark for its mobile cardiac telemetry monitoring patch in January 2016 and December 2015, respectively. In addition, in July 2016, BioTelemetry, Inc. announced FDA clearance for its patch-based mobile cardiac telemetry monitor. We are also aware of some small start-up companies entering the patch-based cardiac monitoring market. Large medical device companies may continue to acquire or form alliances with these smaller companies in order to diversify their product offering and participate in the digital health space. For example, in 2014 Medtronic, Inc. acquired Corventis, Inc. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do. Furthermore, many of our competitors have well-established brands, widespread distribution channels, broader product offerings and an established customer base.

We believe the principal competitive factors in our market include:

•	ease of use, comfort and unobtrusiveness of the device for the patient
•	quality of the algorithms to detect arrhythmias
•	concise and comprehensive reports for physician interpretation
•	contracted rates with third party payors
•	government reimbursement rates associated with our products and services
•	quality of clinical data and publication in peer-reviewed journals
•	size, experience, knowledge and training of sales and marketing teams
•	availability and reliability of sales representatives and customer support services
•	workflow protocols for solution implementation in existing care pathways
•	reputation of existing device manufacturers and service providers
•	relationships with physicians, hospitals, administrators, and other third party payors

Intellectual Property

To protect our proprietary rights, we rely on a combination of trademark, copyright, patent, trade secret and other intellectual property laws, employment, confidentiality and invention assignment agreements and protective contractual provisions with our employees, contractors, consultants, suppliers, partners and other third parties.

As of February 28, 2017, we owned, or retained an exclusive license to, eight issued U.S. patents, two issued patents from the Japan Patent Office, and one issued patent from the patent offices in each of Australia, Canada, the European Union and Korea:

Country	Pat. No.	Issue Date	Expiration Date
USA	8,160,682	4/17/2012	2/3/2029
USA	8,244,335	8/14/2012	1/21/2029
USA	8,150,502	4/3/2012	11/20/2028
USA	8,560,046	10/15/2013	6/2/2031
USA	8,538,503	9/17/2013	5/12/2031
USA	9,173,670	11/3/2015	4/7/2034
USA	9,241,649	1/26/2016	10/19/2031
USA	9,451,975	9/27/2016	4/7/2034
Japan	5,203,973	2/22/2013	2/6/2027
Japan	5,559,425	6/13/2014	5/12/2031
Australia	2011252998	12/10/2015	5/12/2031
Canada	2,797,980	8/18/2015	5/12/2031
Korea	10-1513288	4/13/2015	5/12/2031
The European Union	EP1981402	8/10/2016	2/6/2027

As of February 28, 2017, we had eighteen pending patent applications globally, including four in the United States, two in Australia, two in Canada, four in the European Union, four in Japan, one in Korea, and one in the PCT phase.

As of February 28, 2017, our trademark portfolio contained a U.S. trademark registration for the mark My ZIO and ZIO, pending U.S., EU, Australian, Canadian, Chinese and Japanese trademark applications for the mark IRHYTHM, and pending EU application for the mark ZIO.

We also seek to maintain certain intellectual property and proprietary know-how as trade secrets, and generally require our partners to execute non-disclosure agreements prior to any substantive discussions or disclosures of our technology or business plans. Our trade secrets include proprietary algorithms, adhesive formulations, workflow tools and operational processes.

Manufacturing and Supply

We manufacture our ambulatory cardiac monitors, the ZIO Patch and ZIO Event Card, in our leased facilities in Cypress, California. This 9,866 square foot facility provides space for our assembly and production operations, including packaging, storage and shipping. We believe our manufacturing facilities will be sufficient to meet our manufacturing needs for at least the next four years.

Our manufacturing operations are subject to regulatory requirements of the FDA’s Quality System Regulation, or QSR, for medical devices sold in the United States, set forth at 21 CFR part 820, and the Medical Devices Directive 93/42/EEC, or MDD, which is required for doing business in the European Union, or EU. We are also subject to applicable requirements relating to the environment, waste management and health and safety matters, including measures relating to the release, use, storage, treatment, transportation, discharge, disposal, sale, labeling, collection, recycling, treatment and remediation of hazardous substances. The FDA enforces the QSR through periodic unannounced inspections that may include our manufacturing facilities or those of our suppliers. Our EU Notified Body, the National Standard Authority of Ireland, or NSAI, enforces the MDD through both scheduled and unscheduled inspections of our manufacturing facilities.

Our failure or the failure of our suppliers to maintain compliance with either the QSR or MDD requirements could result in the shutdown of our manufacturing operations or the recall of our products, which would harm our business. In the event that one of our suppliers fails to maintain compliance with our or governmental quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result.

Our quality control management programs have earned us a number of quality-related manufacturing designations. Our Cypress, California manufacturing facilities received EN ISO 13485:2012 and ISO 13485:2003 certification. We have been a FDA-registered medical device manufacturer since December 2008 and have been a California-licensed medical device manufacturer since January 2009. The FDA completed a routine audit of our previous manufacturing facility in Huntington Beach, California in May 2013, and one observation requiring a change to documentation procedures was noted. Remedial action was completed within the 45-day timeline that was agreed to at the close of the audit. No additional follow up with the FDA was required and we believe that we are in substantial compliance with the QSR.

The NSAI inspected this facility for ISO 13485 compliance in May 2014 and found one non-conformity of Minor (Category 2) characterization. The NSAI conducted a six-month follow-up of the same facility in January 2015 and no nonconformities were found. Immediately following the move of our manufacturing facility to Cypress, California in August 2015, the NSAI conducted a site audit of the new facility and no nonconformities were found. Most recently, the NSAI conducted a routine ISO 13485 surveillance audit of new manufacturing operations in March 2016, and two non-conformities of Minor (Category 2) characterization were noted, primarily related to documentation processes and climate control improvements. Effective implementation of corrective actions for each nonconformance will be evaluated at the next ISO compliance audit in 2017.

Manufacturing of components of the ZIO Patch and ZIO Event Card are provided by an electronics manufacturing service provider, Jabil Circuit, Inc. We have a manufacturing services agreement with Jabil Circuit, Inc. that allows either party to terminate the agreement with 90 days prior written notice. There are a number of additional critical components and sub-assemblies sourced by other vendors. The vendors for these materials are qualified through stringent evaluation and testing of their performance. We implement a strict no-change policy with our contract manufacturers to ensure that no components are changed without our approval. Our production group in Cypress, California performs assembly, testing and product release.

Order quantities and lead times for components purchased from suppliers are based on our forecasts derived from historical demand and anticipated future demand. Lead times for components may vary significantly depending on the size of the order, time required to fabricate and test the components, specific supplier requirements and current market demand for the components and subassemblies. To date, we have not experienced significant delays in obtaining any of our components or subassemblies.

Government Regulation

United States Food & Drug Administration (FDA)

The ZIO Patch is considered a medical device subject to extensive and ongoing regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and its implementing regulations, as well as other federal and state regulatory bodies in the United States. The laws and regulations govern, among other things, product design and development, pre-clinical and clinical testing, manufacturing, packaging, labeling, storage, recordkeeping and reporting, clearance or approval, marketing, distribution, promotion, import and export, and post-marketing surveillance.

The FDA regulates the medical device market to ensure the safety and efficacy of these products. The FDA allows for two primary pathways for a medical device to gain approval for commercialization: a successful premarket approval, or PMA, application or 510(k) clearance pursuant to Section 510(k) of the FD&C Act. A novel product must go through the more rigorous PMA process if it cannot receive authorization through a 510(k) clearance. FDA has established three different classes of medical devices that indicate the level of risk associated with using a device and the consequent degree of regulatory controls needed to govern its safety and efficacy. Most Class I devices are exempt from 510(k) requirements. Most Class II devices, including the ZIO Patch, require 510(k) clearance from the FDA in order to be marketed in the United States. A 510(k) submission must demonstrate that the device is substantially equivalent to a device legally in commercial distribution in the United States: (1) before May 28, 1976; or (2) to another device that has been cleared through the 510(k) process and determined by FDA to be substantially equivalent. To be substantially equivalent, the proposed device must have the same intended use as the predicate device and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence. In some instances, data from human clinical trials must also be submitted in support of a 510(k) submission. If so, this data must be collected in a manner that conforms with specific requirements in federal regulations. Most Class III devices are high risk devices that pose a significant risk of illness or injury or devices found not to be substantially equivalent to Class I and II predicate devices through the 510(k) process and require PMA. The PMA process for Class III devices is more involved and includes the submission of clinical data to support claims made for the device.

The ZIO Patch maintains FDA 510(k) clearance as a Class II device, with each new generation of the device receiving individual clearance. In addition, the ZIO ECG Utilization Service System, or the ZEUS System, originally received FDA 510(k) clearance in 2009 as a Class II device. The ZEUS System is the combination of proprietary algorithms and software tools that our certified cardiac technicians utilize to curate the ECG data and create the ZIO Report electronically. Significant modifications made to the ZEUS System since its original clearance were evaluated by the FDA and received 510(k) clearance in November 2014.

Pervasive and Continuing Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

•

the FDA’s QSR, which requires manufacturers, including their suppliers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses
•

medical device reporting, or MDR, regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur

•

medical device recalls, which require that manufacturers report to the FDA any recall of a medical device, provided the recall was initiated to either reduce a risk to health posed by the device, or to remedy a violation of the FD&C Act caused by the device that may present a risk to health

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device

After a device receives 510(k) clearance or PMA approval, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with the determination not to seek a new 510(k) clearance or PMA, the FDA may retroactively require a new 510(k) clearance or premarket approval. The FDA could also require a manufacturer to cease marketing and distribution and/or recall the modified device until 510(k) clearance or premarket approval is obtained. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines, penalties, and warning letters.

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Public Health, or CDPH. The FDA and CDPH have broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDPH to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Additionally, NSAI regularly inspects our manufacturing, design and operational facilities to ensure ongoing ISO 13485 compliance in order to maintain our CE mark.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•	warning letters, fines, injunctions, consent decrees and civil penalties
•	repair, replacement, refunds, recall or seizure of our products
•	operating restrictions, partial suspension or total shutdown of production
•	refusing our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products
•	withdrawing 510(k) clearance or premarket approvals that have already been granted
•	criminal prosecution

European Union

The ZIO Patch is regulated in the European Union as a medical device per the European Union Directive 93/42/EEC, also known as the Medical Device Directive. The MDD sets out the basic regulatory framework for medical devices in the European Union. The system of regulating medical devices operates by way of a certification for each medical device. Each certified device is marked with the CE mark which shows that the device has a Certificat de Conformité. There are national bodies known as Competent Authorities in each member state which oversee the implementation of the MDD within their jurisdiction. The means for achieving the requirements for the CE mark vary according to the nature of the device. Devices are classified in accordance with their perceived risks, similarly to the U.S. system. The class of a product determines the conformity assessment required before the CE mark can be placed on a product. Conformity assessments for our products are carried out as required by the MDD. Each member state can appoint Notified Bodies within its jurisdiction. If a Notified Body of one member state has issued a Certificat de Conformité, the device can be sold throughout the European Union without further conformance tests being required in other member states. The CE mark is contingent upon continued compliance with the applicable regulations and the quality system requirements of the ISO 13485 standard. Our current CE mark is issued by the National Standards Authority of Ireland, or NSAI.

Health Insurance Portability and Accountability Act

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, established comprehensive federal protection for the privacy and security of health information. Under HIPAA, the Department of Health and Human Services, or HHS, has issued regulations to protect the privacy and security of protected health information used or disclosed by Covered Entities, including healthcare providers, such as us. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. The privacy regulations protect medical records and other protected health information by limiting their use and release, giving patients the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. The HIPAA security standards require the adoption of administrative, physical, and technical safeguards and the adoption of written security policies and procedures. HIPAA requires Covered Entities to execute Business Associate Agreements with individuals and organizations, or Business Associates, who provide services to Covered Entities and who need access to protected health information. We are a Covered Entity under HIPAA and subject to HIPAA regulations.

In 2009, Congress enacted Subtitle D of the Health Information Technology for Economic and Clinical Health Act, or HITECH. HITECH amends HIPAA and, among other things, creates new targets for enforcement, imposes new penalties for noncompliance and establishes new breach notification requirements for Covered Entities and Business Associates.

Under HITECH’s breach notification requirements, Covered Entities must report breaches of protected health information that has not been encrypted or otherwise secured in accordance with guidance from HHS. Required breach notices must be made as soon as is reasonably practicable, but no later than 60 days following discovery of the breach. Reports must be made to affected individuals and to HHS, and in some cases they must be reported through local and national media, depending on the size of the breach. We are subject to audit under HHS’s HITECH-mandated audit program. We may also be audited in connection with a privacy complaint. We are subject to prosecution and/or administrative enforcement and increased civil and criminal penalties for non-compliance, including a new, four-tiered system of monetary penalties adopted under HITECH. We are also subject to enforcement by state attorneys general who were given authority to enforce HIPAA under HITECH. To avoid penalties under the HITECH breach notification provisions, we must ensure that breaches of protected health information are promptly detected and reported within the company, so that we can make all required notifications on a timely basis. However, even if we make required reports on a timely basis, we may still be subject to penalties for the underlying breach.

In addition to the federal privacy regulations, there are a number of state laws regarding the privacy and security of health information and personal data that apply to us. The compliance requirements of these laws, including additional breach reporting requirements, and the penalties for violation vary widely, and new privacy and security laws in this area are evolving. Requirements of these laws and penalties for violations vary widely.

If we or our operations are found to be in violation of HIPAA, HITECH, or their implementing regulations, we may be subject to penalties, including civil and criminal penalties, fines, and exclusion from participation in federal or state healthcare programs, and the curtailment or restructuring of our operations. HITECH increased the civil and criminal penalties that may be imposed against Covered Entities, their Business Associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions.

Federal, State and Foreign Fraud and Abuse Laws

Because of the significant federal funding involved in CMS programs such as Medicare and Medicaid, Congress and the states have enacted, and actively enforce, a number of laws to eliminate fraud and abuse in federal healthcare programs. Our business is subject to compliance with these laws. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Affordability Reconciliation Act, which we refer to collectively as the Affordable Care Act, was enacted in the United States. The Affordable Care Act expands the government’s investigative and enforcement authority and increases the penalties for fraud and abuse, including amendments to both the Anti-Kickback Statute and the False Claims Act, to make it easier to bring suit under these statutes. The Affordable Care Act also allocates additional resources and tools for the government to police healthcare fraud, with expanded subpoena power for HHS, additional funding to investigate fraud and abuse across the healthcare system and expanded use of recovery audit contractors for enforcement.

Anti-Kickback Statutes

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid.

The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, certain discounts, the furnishing of free supplies, equipment or services, credit arrangements, payment of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered businesses, the statute has been violated. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. In addition, some kickback allegations have been claimed to violate the Federal False Claims Act.

The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are otherwise lawful in businesses outside of the healthcare industry. Recognizing that the Anti- Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, Congress authorized the Office of Inspector General (OIG) of the HHS to issue a series of regulations known as “safe harbors.” These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as OIG.

Many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to referral of recipients for healthcare products or services reimbursed by any source, not only CMS programs.

Government officials have focused their enforcement efforts on the marketing of healthcare services and products, among other activities, and recently have brought cases against companies, and certain individual sales, marketing and executive personnel, for allegedly offering unlawful inducements to potential or existing customers in an attempt to procure their business.

Federal False Claims Act

Another development affecting the healthcare industry is the increased use of the federal False Claims Act, or FCA, and in particular, action brought pursuant to the FCA’s “whistleblower” or “ qui tam ” provisions. The FCA imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The  qui tam  provisions of the FCA allow a private individual to bring actions on behalf of the federal government alleging that the defendant has violated the FCA and to share in any monetary recovery. As a result, in recent years, the number of suits brought against healthcare providers by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the FCA, and many of these state laws apply where a claim is submitted to any third party payor and not only a federal healthcare program.

When an entity is determined to have violated the FCA, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 and $11,000 for each separate instance of false claim. As part of any settlement, the government will usually require the entity to enter into a corporate integrity agreement, which imposes certain compliance, certification and reporting obligations. There are many potential bases for liability under the FCA. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The federal government has used the FCA to assert liability on the basis of inadequate care, kickbacks and other improper referrals, and improper use of CMS billing numbers when detailing the provider of services, in addition to the more predictable allegations of misrepresentations with respect to the services rendered. In addition, the federal government has prosecuted companies under the FCA in connection with off-label promotion of products. Our activities relating to the reporting of discount and rebate information and other information affecting federal, state and third party reimbursement of our products and services and the sale and marketing of our products and services may be subject to scrutiny under these laws.

While we are unaware of any current matters, we are unable to predict whether we will be subject to actions under the FCA or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.

Open Payments

The Physician Payment Sunshine Act, known as “Open Payments” and enacted as part of the Affordable Care Act, requires all pharmaceutical and medical device manufacturers of products covered by Medicare, Medicaid or the Children’s Health Insurance Program to report annually to HHS: (i) payments and transfers of value to teaching hospitals and licensed physicians, (ii) physician ownership in the manufacturer, and (iii) research payments. The payments required to be reported include the cost of meals provided to a physician, travel reimbursements and other transfers of value, including those provided as part of contracted services such as speaker programs, advisory boards, consultation services and clinical trial services. The statute requires the federal government to make reported information available to the public. Failure to comply with the reporting requirements can result in significant civil monetary penalties ranging from $1,000 to $10,000 for each payment or other transfer of value that is not reported (up to a maximum per annual report of $150,000) and from $10,000 to $100,000 for each knowing failure to report (up to a maximum per annual report of $1.0 million). Additionally, there are criminal penalties if an entity intentionally makes false statements in such reports. We are subject to Open Payments and the information we disclose may lead to greater scrutiny, which may result in modifications to established practices and additional costs. Additionally, similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals.

Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, if any, and to devise and maintain an adequate system of internal accounting controls for international operations.

International Laws

In Europe, various countries have adopted anti-bribery laws providing for severe consequences in the form of criminal penalties and significant fines for individuals or companies committing a bribery offense. Violations of these anti-bribery laws, or allegations of such violations, could have a negative impact on our business, results of operations and reputation.

For instance, in the United Kingdom, under the U.K. Bribery Act 2010, a bribery occurs when a person offers, gives or promises to give a financial or other advantage to induce or reward another individual to improperly perform certain functions or activities, including any function of a public nature. Bribery of foreign public officials also falls within the scope of the U.K. Bribery Act 2010. An individual found in violation of the U.K. Bribery Act 2010, faces imprisonment of up to 10 years. In addition, the individual can be subject to an unlimited fine, as can commercial organizations for failure to prevent bribery.

There are also international privacy laws that impose restrictions on the access, use, and disclosure of health information. All of these laws may impact our business. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain required patient information could significantly impact our business and our future business plans.

U.S. Centers for Medicare and Medicaid Services (CMS)

Medicare is a federal program administered by CMS through fiscal intermediaries and carriers. Available to individuals age 65 or over, and certain other individuals, the Medicare program provides, among other things, healthcare benefits that cover, within prescribed limits, the major costs of most medically necessary care for such individuals, subject to certain deductibles and copayments.

CMS has established guidelines for the coverage and reimbursement of certain products, supplies and services. In general, in order to be reimbursed by Medicare, a healthcare product or service furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury, or to improve the functioning of a malformed body part. The methodology for determining coverage status and the amount of Medicare reimbursement varies based upon, among other factors, the setting in which a Medicare beneficiary received healthcare products and services. Any changes in federal legislation, regulations and policy affecting Medicare coverage and reimbursement relative to our ZIO Service could have a material effect on our performance.

CMS also administers the Medicaid program, a cooperative federal/state program that provides medical assistance benefits to qualifying low income and medically needy persons. State participation in Medicaid is optional, and each state is given discretion in developing and administering its own Medicaid program, subject to certain federal requirements pertaining to payment levels, eligibility criteria and minimum categories of services. The coverage, method and level of reimbursement varies from state to state and is subject to each state’s budget restraints. Changes to the coverage, method or level of reimbursement for our ZIO Service may affect future revenue negatively if reimbursement amounts are decreased or discontinued.

All CMS programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, interpretations of policy, intermediary determinations, and government funding restrictions, all of which may materially increase or decrease the rate of program payments to healthcare facilities and other healthcare providers, including those paid for our ZIO Service.

Our facilities in Illinois, California and Texas are enrolled as independent diagnostic testing facilities, or IDTFs, defined by CMS as entities independent of a hospital or physician’s office in which diagnostic tests are performed by licensed or certified nonphysician personnel under appropriate physician supervision. CMS has set certain performance standards that every IDTF must meet in order to obtain or maintain its billing privileges.

United States Healthcare Reform

Changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our current and future solutions. Changes in healthcare policy could increase our costs, decrease our revenue and impact sales of and reimbursement for our current and future products and services. The ACA substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts our industry. The ACA contains a number of provisions that impact our business and operations, some of which in ways we cannot currently predict, including those governing enrollment in federal healthcare programs and reimbursement changes.

The current presidential administration and Congress are expected to attempt to make sweeping changes to the current health care laws.  It is uncertain how modification or repeal of any of the provisions of the ACA, including as a result of current and future executive orders and legislative actions, will impact us and the medical device industry as a whole.  Any changes to, or repeal of, the ACA may have a material adverse effect on our results of operations.  We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

Employees

As of December 31, 2016, we had 406 full-time employees. None of our employees are represented by a labor union or is a party to a collective bargaining agreement and we believe that our employee relations are good.

Corporate and Other Information

We were incorporated in Delaware on September 14, 2006. Our principal executive offices are located at

650 Townsend Street, Suite 500, San Francisco, CA 94103, and our telephone number is (415) 632-5700. Our website address is www.iRhythmTech.com. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on, or accessible through, our website is not part of this document.

We make available, free of charge on our corporate website, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. We also show detail about stock trading by corporate insiders by providing access to SEC Forms 3, 4 and 5. This information may also be obtained from the SEC's on-line database, which is located at www.sec.gov. Our common stock is traded on the NASDAQ Stock Market under the symbol “IRTC.”

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation. We will remain an emerging growth company until the earlier of (1) December 31, 2021, (2) the last day of the first fiscal year in which our annual gross revenues are $1.0 billion or more, (3) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities, and (4) the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934, as amended (Exchange Act).

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes thereto, before making a decision to invest in our common stock. The realization of any of the following risks could materially and adversely affect our business, financial condition, operating results and prospects. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

We have a history of net losses, which we expect to continue, and we may not be able to achieve or sustain profitability in the future.

We have incurred net losses since our inception in September 2006. For the years ended December 31, 2016 and 2015 we had a net loss of $20.9 million and $22.8 million, respectively, and we expect to continue to incur additional losses. As of December 31, 2016, we had an accumulated deficit of $127.2 million. The losses and accumulated deficit were primarily due to the substantial investments we made to develop and improve our technology and products and improve our business and the ZIO Service through research and development efforts and infrastructure improvements. Over the next several years, we expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our ZIO Service and to develop additional arrhythmic detection and management products and services. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses or at all. In addition, as a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

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

Our current revenue is dependent on prescriptions of the ZIO Service, and we expect that sales of the ZIO Service will account for substantially all of our revenue through at least 2017. We are in various stages of research and development for other diagnostic solutions and new indications for our technology and the ZIO Service; however, there can be no assurance that we will be able to successfully develop and commercialize any new products or services. Any new products may not be accepted by physicians or may merely replace revenue generated by our ZIO Service and not generate additional revenue. If we have difficulty launching new products, our reputation may be harmed and our financial results adversely affected. In order to substantially increase our revenue, we will need to target physicians other than cardiologists, such as emergency room doctors, primary care physicians and other physicians with whom we have had little contact and may require a different type of selling effort. If we are unable to increase prescriptions of the ZIO Service, expand reimbursement for the ZIO Service, or successfully develop and commercialize new products and services, our revenue and our ability to achieve and sustain profitability would be impaired.

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
•

seasonality factors, such as patient and physician vacation schedules, severe weather conditions and insurance deductibles, that hamper or otherwise restrict when a patient seeking diagnostic services such as the ZIO Service visits the prescribing physician

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

For the year ended December 31, 2016, we received approximately 29% of our revenue from reimbursement for our ZIO Service by CMS. CMS imposes extensive and detailed requirements on manufacturers of medical devices and providers of medical services, including but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities and how and where we provide our monitoring solutions. Our failure to comply with applicable CMS rules could result in a discontinuation of our reimbursement under the CMS payment programs, our being required to return funds already paid to us, civil monetary penalties, criminal penalties and/or exclusion from the CMS programs. In addition, regional Medicare Administrative Contractors, or MACs, change from time to time, which may result in changes to our reimbursement rates, increased administrative burden and reimbursement delay.

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

The current presidential administration and Congress are expected to attempt to make sweeping changes to the current health care laws.  It is uncertain how modification or repeal of any of the provisions of the ACA, including as a result of current and future executive orders and legislative actions, will impact us and the medical device industry as a whole.  Any changes to, or repeal of, the ACA may have a material adverse effect on our results of operations.  We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

If third-party commercial payors do not provide any or adequate reimbursement, rescind or modify their reimbursement policies or delay payments for our ZIO Service, or if we are unable to successfully negotiate reimbursement contracts, our commercial success could be compromised.

We receive a substantial portion of our revenue from third-party private commercial payors, such as medical insurance companies. These commercial payors may reimburse the ZIO Service at inadequate rates, suspend or discontinue reimbursement at any time or require or increase co-payments from patients. Any such actions could have a negative effect on our revenue and the revenue of providers prescribing the ZIO Service. Physicians may not prescribe our ZIO Service unless payors reimburse a substantial portion of the submitted costs, including the physician’s, hospital’s or clinic’s charges related to the application of the ZIO Patch and the interpretation of results which may inform a diagnosis. Additionally, certain payors may require that physicians prescribe a Holter monitor as the first-line monitoring option. There is significant uncertainty concerning third-party reimbursement of any new product or service until a contracted rate is established. Reimbursement by a commercial payor may depend on a number of factors, including a payor’s determination that the prescribed service is:

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

Our continued rapid growth could strain our personnel resources and infrastructure, and if we are unable to manage the anticipated growth of our business, our future revenue and operating results may be harmed.

We have experienced rapid growth in our headcount and in our operations. Any growth that we experience in the future will provide challenges to our organization, requiring us to expand our sales personnel and manufacturing operations and general and administrative infrastructure. In addition to the need to scale our clinical operations capacity, future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. Rapid expansion in personnel could mean that less experienced people manufacture our ZIO Patch, market and sell our ZIO Service and analyze the data to produce ZIO Reports, which could result in inefficiencies and unanticipated costs, reduced quality in our ZIO Reports and disruptions to our operations. As we seek to gain greater efficiency, we may expand the automated portion of our ZIO Service and require productivity improvements from our certified cardiac technicians. Such improvements could compromise the quality of our ZIO Reports. In addition, rapid and significant growth may strain our administrative and operational infrastructure. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We recently installed a new Enterprise

Resource Planning, or ERP, platform, which is critical to our ability to track our claims processing and the delivery of our ZIO Reports to physicians, as well as to support our financial reporting systems. The time and resources required to optimize these systems are uncertain, and failure to complete optimization in a timely and efficient manner could adversely affect our operations. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

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

Because we have only limited experience in manufacturing the ZIO Patch in commercial quantities and providing services on a broad scale, we may encounter production or service delays or shortfalls. Such production or service delays or shortfalls may be caused by many factors, including the following:

•	we intend to continue to expand our manufacturing capacity, and our production processes may have to change to accommodate this growth
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

Our manufacturing facilities and processes and those of our third-party suppliers are subject to unannounced FDA and state regulatory inspections for compliance with the QSR. Developing and maintaining a compliant quality system is time consuming and expensive. Failure to maintain compliance with, or not fully complying with the requirements of the FDA and state regulators could result in enforcement actions against us or our third-party suppliers, which could include the issuance of warning letters, adverse publicity, seizures, prohibitions on product sales, recalls and civil and criminal penalties, any one of which could significantly impact our manufacturing supply and provision of services and impair our financial results.

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

In 2016, we recognized approximately seventeen percent of our revenue on a non-accrual basis, and as a result, our quarterly operating results are difficult to predict.

If we do not have a contracted rate with a payor, we recognize revenue only upon the earlier of notification of payment or when payment is received. We have limited visibility as to when we will receive payment for our ZIO Service with non-contracted payors and we or XIFIN must appeal any negative payment decisions, which often delay collections further. Additionally, a portion of the revenue from non-contracted payors is received from patient co-pays, which we may not receive for several months following delivery of service or at all. There is currently no predictable payment history for direct-billed non-contracted payors, and thus because a reasonable estimate of reimbursement cannot be made, we recognize revenue from such accounts only when we are notified of payment or it is received. Fluctuations in revenue may make it difficult for us, research analysts and investors to accurately forecast our revenue and operating results or to assess our actual performance. When management’s judgement indicates a reasonable estimate of reimbursement can be made we will begin recognizing the revenue on an accrual basis upon delivery. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.

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

As of December 31, 2016, we had $33.2 million in principal and interest outstanding under our credit facilities consisting of our loan agreements with Pharmakon and SVB and a promissory note issued to California HealthCare Foundation. We must make significant annual debt payments under the loan agreements and the promissory note, which will divert resources from other activities. Our debt with Pharmakon and SVB is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The covenants in these loan agreements, the promissory note and the note purchase agreement pursuant to which the promissory note was issued, as well as in any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control and future breaches of any of these covenants could result in a default under the loan agreements, the promissory note and the note purchase agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the loan agreements and the promissory note to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

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

Our forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not increase at similar rates, if at all.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our forecasts relating to, among other things, the expected growth in the ambulatory cardiac monitoring solutions market may prove to be inaccurate.

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

When payors combine their operations, the combined company may elect to reimburse our ZIO Service at the lowest rate paid by any of the participants in the consolidation or use its increased size to negotiate reduced rates. If one of the payors participating in the consolidation does not reimburse for the ZIO Service at all, the combined company may elect not to reimburse for the ZIO Service, which would adversely impact our operating results. While recent attempts by Aetna Inc. to acquire Humana Inc. and Anthem Inc. to acquire Cigna Corp. have been largely abandoned due to antitrust challenges by the DOJ, it is possible that these or other payor consolidations may occur in the future.

Our ability to utilize our net operating loss carryovers may be limited.

As of December 31, 2016, we had federal and state net operating loss carryforwards, or NOLs, of $104.6 million and $58.6 million, respectively, which if not utilized will begin to expire in 2027 for federal purposes and 2017 for state purposes. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three year period. Similar rules may apply under state tax laws. Future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could cause an “ownership change.” If an “ownership change” has occurred in the past or occurs in the future, Section 382 would impose an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decrease.

Prior to our IPO, our Chief Financial Officer had not been the chief financial officer of a publicly traded company and although our Chief Executive Officer had been the chief executive officer of another public company, he had never been involved in the transition of a private company to a public company through an initial public offering.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the year ending December 31, 2017, provide a management report on our internal control over financial reporting.If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are implementing the process and documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

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

If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to conclude that our internal control over financial reporting is effective, or when we are no longer an emerging growth company if our auditors were to express an adverse opinion on the effectiveness of our internal control over financial reporting because we had one or more material weaknesses, investors could lose confidence in the accuracy and completeness of our financial disclosures, which could cause the price of our common stock to decline. Internal control deficiencies could also result in a restatement of our financial results in the future. We could also become subject to stockholder or other third-party litigation as well as investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission, or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions or other remedies.

Risks Related to Our Intellectual Property

We may become a party to intellectual property litigation or administrative proceedings that could be costly and could interfere with our ability to provide the ZIO Service.

The medical device industry has been characterized by extensive litigation regarding patents, trademarks, trade secrets, and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. It is possible that U.S. and foreign patents and pending patent applications or trademarks controlled by third parties may be alleged to cover our products or services, or that we may be accused of misappropriating third parties’ trade secrets. Additionally, our products include hardware and software components that we purchase from vendors, and may include design components that are outside of our direct control. Our competitors, many of which have substantially greater resources and have made substantial investments in patent portfolios, trade secrets, trademarks, and competing technologies, may have applied for or obtained, or may in the future apply for or obtain, patents or trademarks that will prevent, limit or otherwise interfere with our ability to make, use, sell and/or export our products and services or to use product names. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that our products and business operations infringe or violate the intellectual property rights of others. The defense of these matters can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses or make substantial payments. Vendors from whom we purchase hardware or software may not indemnify us in the event that such hardware or software is accused of infringing a third-party’s patent or trademark or of misappropriating a third-party’s trade secret.

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

Similarly, interference or derivation proceedings provoked by third parties or brought by the U.S. Patent and Trademark Office, or USPTO, may be necessary to determine priority with respect to our patents, patent applications, trademarks or trademark applications. We may also become involved in other proceedings, such as reexamination, inter partes review, derivation or opposition proceedings before the USPTO or other jurisdictional body relating to our intellectual property rights or the intellectual property rights of others. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing the ZIO Patch and selling the ZIO Service or using product names, which would have a significant adverse impact on our business.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements with employees and third parties to protect our intellectual property rights. As of February 28, 2017, we owned, or retained exclusive license to, eight issued U.S. patents, the earliest of which will expire in 2028. As of February 28, 2017, we also owned, or retained an exclusive license to, two issued patents from the Japan Patent Office, and one issued patent from the patent offices in each of Australia, Canada, the European Union and Korea. The earliest expiration date of these international patents is 2027. As of February 28, 2017, we had eighteen pending patent applications globally, including four in the United States, two in Australia, two in Canada, four in the European Union, four in Japan, one in Korea and one in the PCT phase. Our patents and patent applications include claims covering key aspects of the design, manufacture and use of the ZIO Patch and the ZIO Service.

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

Material modifications to the ZIO Patch, labelling of the ZIO Patch, or ZIO Service may require new 510(k) clearances, CE Marks or other premarket approvals or may require us to recall or cease marketing our products and services until clearances are obtained.

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

We are registered with the FDA as a medical device specifications developer and manufacturer. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Public Health, or CDPH, to determine our compliance with the QSR and other regulations at both our design and manufacturing facilities, and these inspections may include the manufacturing facilities of our suppliers. For our design facilities in San Francisco, California, the CDPH completed a routine audit in December 2008, while the FDA completed routine audits in December 2010, February 2013 and June 2016, and no formal observations resulted from these audits. The CDPH also completed a routine audit of our previous manufacturing facility in Huntington Beach, California in June 2010 with no observations noted, while the FDA audited the same facility in May 2013, and issued one Form 483 observation requiring a change to documentation procedures. Remedial action was completed within the 45-day timeline that was agreed to at the close of the audit. No additional follow up with the FDA was required and we believe that we are in substantial compliance with the QSR.

We are also registered with the EU as a medical device developer, manufacturer and service operator through the National Standard Authority of Ireland, or NSAI, our European Notified Body. The NSAI first inspected our facilities for ISO 13485 compliance in May and June of 2014 and found two non-conformities of Minor (Category 2) characterization, one in each of our manufacturing and service operation centers. The NSAI conducted a six-

month follow-up of the same facilities in January 2015, and no nonconformities were found. Immediately following the move of our manufacturing facility to Cypress, California, in August 2015, the NSAI conducted a site audit of the new facility and no nonconformities were found. Most recently, the NSAI conducted a routine ISO 13485 surveillance audit of our design, manufacturing and service operations in February and March of 2016 and continued certification was achieved. The audit noted eight non-conformities of Minor (Category 2) characterization, primarily related to documentation processes, the integration of MDD technology and workflow standards within our standard operating procedures, and climate control improvements. Effective implementation of corrective actions for each nonconformance will be evaluated at the next ISO compliance audit in 2017.

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

We cannot assure you that the Affordable Care Act, as currently enacted or as amended, repealed or replaced in the future, will not harm our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business. There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future or their full impact. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may harm:

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

Our common stock has only recently become publicly traded, and we cannot be certain that an active trading market for our common stock will be sustained. The lack of an active market may impair the value of our common stock, or your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital to continue to fund operations by selling common stock and may impair our ability to acquire other companies or products by using our common stock as consideration. Although our common stock is listed on the NASDAQ Global Market, if we fail to satisfy the continued listing standards of the NASDAQ Global Market, we could be de-listed, which would negatively impact the price of our common stock.

The market price of our common stock is likely to be highly volatile and may fluctuate substantially in response to, among other things, the risk factors described in this Annual Report on Form 10-K and other factors, many of which are beyond our control, including:

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our business, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Future sales of our common stock in the public market could cause our stock price to fall.

Our stock price could fall as a result of sales of a large number of shares or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

All of the shares of common stock sold in our IPO are freely tradable, without restriction, other than the shares purchased by certain of our existing investors, which are subject to lock-up agreements, as described below. Each of our directors and officers and substantially all of our other stockholders and certain of our option holders entered into a lock-up agreements with the IPO underwriters that restricts their ability to sell or transfer their shares. These lock-up agreements will expire on April 17, 2017. The underwriters, however, may, in their sole discretion, waive the contractual lock-up prior to the expiration of the lock-up agreements. After the lock-up agreements expire, based on shares outstanding as of December 31, 2016, 22,139,346 shares of common stock will be eligible for sale in the public market, of which 4,806,921 shares will be held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act, and various vesting agreements.

We have filed a registration statement on Form S-8 under the Securities Act covering all of the shares of common stock subject to options outstanding and reserved for issuance under our stock plans. This registration statement became effective immediately upon filing, and shares covered by this registration statement are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates and any lock-up agreements described above.  In addition, the holders of an aggregate of 13,402,367 shares of our outstanding common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of February 28, 2017, our directors, officers and each stockholder holding 5% or more of our outstanding common stock and their respective affiliates beneficially owned approximately 59% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We currently qualify as an “emerging growth company” under the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from reporting requirements that are applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive to the extent we rely on available exemptions. If some investors do find our common stock less attractive, there may be a less active trading market for our common stock and our stock price may be more volatile or may decline.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates is at least $700 million as of the last business day of our most recently completed second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenue of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three year period or (iv) the end of the fiscal year in which the fifth anniversary of the date of our IPO.

Anti-takeover provisions in our amended and restated certificate of incorporation and bylaws, and Delaware law, could discourage a change in control of our company or a change in our management.

Our amended and restated certificate of incorporation and bylaws contain provisions that might enable our management to resist a takeover. These provisions include:

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease 60,873 square feet for our corporate headquarters located in San Francisco, California under a lease agreement which will expire in February 2020.

We lease 41,500 square feet for our clinical center in Lincolnshire, Illinois under a lease agreement that expires in October 2019. We also lease 5,920 square feet in Houston, Texas for another clinical center under a lease agreement that expires in September 2017.

We lease 9,866 square feet for our manufacturing and distribution facilities in Cypress, California under an agreement that expires in September 2020.

We believe that these facilities are sufficient to meet our current and anticipated future needs.

Item 3. Legal Proceedings.

We are not currently a party to any material litigation or other material legal proceedings. From time to time we may be involved in legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began being traded on The NASDAQ Global Market under the symbol “IRTC” on October 20, 2016. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales price per share of our common stock as reported on The NASDAQ Global Market for the periods indicated:

Year Ended December 31, 2016:	High	Low
Fourth Quarter (from October 20, 2016)	$30.94	$23.08

On March 17, 2017, the last reported sale price on The NASDAQ Global Market for our common stock was $37.49.

Holders of Common Stock

As of February 28, 2017, there were 107 holders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors.

Performance Graph

This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of iRhythm Technologies, Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph shows the total stockholder return of an investment of $100 in cash at market close on October 20, 2016 (the first day of trading of our common stock), through December 30, 2016 for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	10/20/2016	10/31/2016	11/30/2016	12/30/2016
iRhythm Technologies, Inc.	$100.00	$96.00	$117.00	$115.00
NASDAQ Composite	$100.00	$99.00	$102.00	$103.00
NASDAQ Biotechnology	$100.00	$95.00	$101.00	$98.00

Recent Sales of Unregistered Securities

From January 1, 2016 through December 31, 2016, we sold and issued the following unregistered securities, which share numbers have been adjusted, as appropriate, for the 5.882698-to-1 reverse stock split that occurred on October 5, 2016:

1.From January 1, 2016 through October 21, 2016 (the date of the filing of our registration statement on Form S-8, File No. 333-214203), we issued and sold an aggregate of 44,702 shares of common stock to employees, directors and consultants for cash consideration in the aggregate amount of $84,000 upon the exercise of stock options.

1.From January 1, 2016 through October 21, 2016 (the date of the filing of our registration statement on Form S-8, File No. 333-214203), we granted stock options and stock awards to employees, directors and consultants under our 2006 Stock Incentive Plan and our 2016 Equity Incentive Plan covering an aggregate of 339,758 shares of common stock, at an average exercise price of $14.98 per share. Of these, options covering an aggregate of 1,952 shares were cancelled without being exercised.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraphs (1) and (2) above under Section 4(a)(2) of the Securities Act in that such sales and issuances did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

Use of Proceeds

On October 25, 2016, we closed our initial public offering, or IPO, of 7,238,235 shares of common stock (inclusive of 944,117 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters). The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File Nos. 333-213773 and 333-214179), which was declared effective by the SEC on October 19, 2016.  J.P. Morgan Securities LLC, Morgan Stanley Securities LLC & Co. LLC, Canaccord Genuity Inc. and BTIG, LLC acted as the underwriters. The public offering price of the shares sold in the offering was $17.00 per share. The total gross proceeds from the offering were $123.0 million.

After deducting underwriting discounts and commissions of $8.6 million and offering expenses paid or payable by us of approximately $3.7 million, the net proceeds from the offering were approximately $110.7 million.

There has been no material change in the planned use of proceeds from our IPO as described in our final IPO prospectus filed with the SEC on October 20, 2016 pursuant to rule 424(b) of the Securities Act. We invested the funds received in short-term and long-term, interest-bearing investment-grade securities and government securities.

Issuer Purchases of Equity Securities

None

Item 6. Selected Consolidated Financial Data.

The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace our financial statements and are qualified in their entirety by the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated balance sheet data at December 31, 2016 and 2015 and the selected consolidated statements of operations data for each of the years ended December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The financial data included in this report are historical and are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31, (in thousands, except share and per share data)
	2016	2015	2014
Consolidated Statements of Operations Data:
Revenue	$64,072	$36,140	$21,749
Cost of revenue (1)	20,883	14,700	10,591
Gross profit	43,189	21,440	11,158
Operating expenses:
Research and development(1)	7,150	6,349	5,698
Selling, general and administrative(1)	51,621	36,722	20,225
Total operating expenses(1)	58,771	43,071	25,923
Loss from operations	(15,582)	(21,631)	(14,765)
Interest expense	(3,248)	(1,059)	(774)
Other expense, net	(2,073)	(109)	(293)
Net loss	$(20,903)	$(22,799)	$(15,832)
Net loss per common share, basic and diluted	$(3.95)	$(16.57)	$(12.05)
Shares used in computing net loss per common share, basic and diluted	5,285,847	1,376,106	1,314,294

(1)	Includes employee stock-based compensation as follows:

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$17	$17	$15
Research and development	203	165	80
Selling, general and administrative	1,651	1,228	733
Total stock-based compensation	$1,871	$1,410	$828

Consolidated Balance Sheets Data:

	As of December 31,
	2016	2015	2014
Cash and cash equivalents	$51,643	$25,208	$8,618
Working capital	105,393	24,054	10,672
Total assets	138,156	37,872	18,509
Notes payable	32,227	30,552	6,255
Convertible preferred stock	—	97,096	85,014
Accumulated deficit	(127,169)	(106,266)	(83,467)
Total stockholders' equity (deficit)	$92,562	$(101,624)	$(80,544)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes included elsewhere in Item 8 of Part II of this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Annual Report on Form 10-K entitled “Risk Factors.”

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
•

the easy-to-read ZIO Report, a curated summary of findings that includes high quality and clinically-actionable information, which is sent directly to a patient’s physician and can be integrated into a patient’s electronic health record

We receive revenue for the ZIO Service primarily from two sources: third-party payors and institutions. Third-party payors, which accounted for approximately 74%, 62% and 35% of our revenue for the years ended December 31, 2016, 2015 and 2014, respectively, consist of commercial payors and government agencies, such as the Centers for Medicare & Medicaid Services, or CMS, and the Veterans Administration, or the VA. A significant portion of our revenue in the third-party commercial payor category is contracted, which means we have entered into pricing contracts with these payors. Approximately 40%, 41% and 30% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively, is received from federal government agencies under established reimbursement codes. A small portion of this revenue is received from patients in accordance with their insurance co-payments and deductibles. Institutions, which are typically hospitals, clinics, or private physician practices accounted for approximately 26%, 38% and 65% of our revenue for the years ended December 31, 2016, 2015, and 2014 respectively. We bill these organizations directly for our services and they are responsible for paying those invoices and seeking reimbursement from third-party payors where applicable. In addition, a small percentage of patients whose physicians prescribe the ZIO Service pay us directly. Typically, we bill institutional customers and rely on a third-party billing partner, named XIFIN, Inc., to submit patient claims and collect from commercial payors and certain government agencies.

Since our ZIO Service was cleared by the U.S. Food and Drug Administration, or FDA, in 2009, we have provided the ZIO Service to over 700,000 patients and have collected over 150 million hours of curated heartbeat data. We believe the ZIO Service is well-positioned to disrupt an already-established $1.4 billion U.S. ambulatory cardiac monitoring market by offering a user-friendly device to patients, actionable information to physicians and value to payors.

We market our ZIO Service in the United States to physicians, hospitals and clinics through a direct sales organization comprised of sales management, field billing specialists, and quota-carrying sales representatives. Our sales representatives focus on initial introduction into new customers, penetration across a sales region, driving adoption within existing accounts and conveying our message of clinical and economic value to service line managers and hospital administrators and departments. We expect to continue to increase the size of our U.S. sales organization to expand the current customer account base and increase utilization of our monitoring solution. In addition, we will continue to explore new opportunities to expand our sales and marketing efforts in international geographies using both direct and distribution channels.

Components of Results of Operations

Revenue

Substantially all of our revenue is currently derived from sales of our ZIO Service in the United States. We earn revenue from the provision of our ZIO Service primarily from two sources, third-party payors and institutions; however, a small percentage of our revenue is derived directly from patient payments. For the years ended December 31, 2016, 2015 and 2014, we recognized approximately 83%, 90% and 97%, respectively, of our revenue on an accrual basis for instances where we have a predictable history of collections, which consists primarily of revenue from contracted payors and institutions. We recognize revenue based on the billing rate less contractual and other adjustments to arrive at the amount we expect to collect from third-party payors with an established billing rate. We determine the amount we expect to collect based on a per-payor or agreement basis, after analyzing payment history. When we do not have a contract or agreement, or have an insufficient or unpredictable history of collections, we recognize revenue only upon the earlier of notification or when payment is received. We expect our revenue to increase as we increase the number of covered and contracted lives for our ZIO Service, expand our sales and marketing infrastructure, increase awareness of our product offerings, expand the range of indications for our ZIO Service and develop new products and services. We are subject to seasonality similar to other companies in our field, as vacations by physicians and patients tend to affect enrollment in the ZIO Service more during the summer months and during the end of year holidays compared to other times of the year. To date, the effect of these seasonal fluctuations on our quarterly results has been obscured by the growth of our business.

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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including increased contracting with third-party payors and institutional providers. Historically, we have increased our average selling price by entering into contracts with third-party commercial payors at rates that were higher than amounts typically collected from payors without contracts or from institutional customers. We have in the past been able to increase our pricing as third-party payors become more familiar with the benefits of the ZIO Service and move to contracted pricing arrangements. We believe we will be able to continue to achieve pricing increases as more payors contract with us due to the benefits the ZIO Service provides compared to other available products. We expect to continue to decrease the cost of service per device by obtaining volume purchase discounts for our material costs and implementing scan time algorithm improvements and software-driven workflow enhancements to reduce labor costs. We expect further decreases in the cost of service as we spread the fixed portion of our overhead costs over a larger number of units produced, which will result in a decrease in our per unit manufacturing costs.

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

We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, or SEC, and those of the national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services.

Interest Expense

Interest expense consists of cash and non-cash components. The cash component of interest expense is attributable to borrowings under our loan agreements and amounts owed under the promissory note issued to California HealthCare Foundation. The non-cash component consists of interest expense recognized from the amortization of debt discounts derived from the issuance of warrants and debt issuance costs capitalized on our balance sheets, and “paid in kind” interest when debt payments are interest only and are added back to the debt balance.

Other Expense, Net

Other expense, net consists primarily of the change in fair value of our convertible preferred stock warrant liabilities and interest income. Our convertible preferred stock warrants were exercisable for shares that were contingently redeemable and as such, were classified as a liability on our balance sheets at their estimated fair value. Upon completion of our IPO, all convertible preferred stock warrants converted into warrants to purchase common stock. Interest income consists primarily of interest received on our cash, cash equivalents and investments balances.

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

	Years Ended December 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Revenue	$64,072	$36,140	$27,932	77%
Cost of revenue	20,883	14,700	6,183	42
Gross profit	43,189	21,440	21,749	101
Gross margin	67%	59%
Operating expenses:
Research and development	7,150	6,349	801	13
Selling, general and administrative	51,621	36,722	14,899	41
Total operating expenses	58,771	43,071	15,700	36
Loss from operations	(15,582)	(21,631)	6,049	28
Interest expense	(3,248)	(1,059)	(2,189)	207
Other expense, net	(2,073)	(109)	(1,964)	1,802
Net loss	$(20,903)	$(22,799)	$1,896	(8)%

Revenue

Revenue increased $27.9 million, or 77%, to $64.1 million during the year ended December 31, 2016 from $36.1 million during the year ended December 31, 2015. $19.7 million of the increase in revenue was primarily attributable to the increase in volume of the ZIO Service performed as a result of the expansion of coverage and the increase in the number of payors under contract, increasing physician acceptance and expansion of our sales force as we continued to gain market acceptance for our ZIO Service. Increases in contracted rates contributed $8.3 million to the revenue increase.

Cost of Revenue and Gross Margin

Cost of revenue increased $6.2 million, or 42%, to $20.9 million during the year ended December 31, 2016 from $14.7 million during the year ended December 31, 2015. The increase in cost of revenue was primarily due to increased ZIO Service volume in 2016. This increase was partially offset by the reduction in costs to provide the ZIO Service, which was achieved through manufacturing efficiencies in the production of our device and reductions in cardiac technician labor costs through algorithm improvements and software driven workflow enhancements.

Gross margin for the year ended December 31, 2016 increased to 67%, compared to 59% for the year ended December 31, 2015. The increase was driven primarily by the reduction in the cost of the ZIO Service due to our continued efforts to lower manufacturing costs, fixed costs absorption and reduced labor costs per device through our algorithm improvements and software-driven workflow enhancements. In addition, we experienced some mix shift driven by the success of our contracting efforts, which also improved our gross margin during the year ended December 31, 2016.

Research and Development Expenses

Research and development expenses increased $0.8 million, or 13%, to $7.2 million during the year ended December 31, 2016 from $6.3 million during the year ended December 31, 2015. The increase was primarily attributable to a $0.9 million increase for payroll and personnel-related expenses, and a $0.7 million increase in facility-related expenses, partially offset by decreases of $0.4 million for professional service fees and $0.4 million for clinical trials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $14.9 million, or 41%, to $51.6 million during the year ended December 31, 2016 from $36.7 million during the year ended December 31, 2015. The increase was primarily attributable to a $7.7 million increase in payroll and personnel-related expenses as a result of increased headcount to support the growth in our operations, a $3.3 million increase in professional services expenses, primarily as a result of an increase in accounting, legal and recruiting services expenses, a $2.8 million increase in facility-related expenses, a $0.9 million increase in bad-debt expense due to the overall increase in accounts receivable, and an $0.8 million increase in travel and other expenses. These increases were partially offset by a $0.5 million decrease in commissions as a result of increased sales quotas that were not achieved.

Interest Expense

Interest expense increased $2.2 million to $3.2 million during the year ended December 31, 2016 from $1.1 million during the year ended December 31, 2015 primarily due to our debt financing in December 2015.

Other Expense, Net

Other expense, net increased $2.0 million to $2.1 million during the year ended December 31, 2016 from $0.1 million during the year ended December 31, 2015. The change was primarily related to the fair value re-measurement of warrant liabilities at each balance sheet date and th final re-measurement upon the IPO in October 2016 when the preferred stock warrants converted to common stock warrants.

Comparison of the Year Ended December 31, 2014 and 2015

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Revenue	$36,140	$21,749	$14,391	66%
Cost of revenue	14,700	10,591	4,109	39
Gross profit	21,440	11,158	10,282	92
Gross margin	59%	51%
Operating expenses:
Research and development	6,349	5,698	651	11
Selling, general and administrative	36,722	20,225	16,497	82
Total operating expenses	43,071	25,923	17,148	66
Loss from operations	(21,631)	(14,765)	(6,866)	47
Interest expense	(1,059)	(774)	(285)	37
Other expense, net	(109)	(293)	184	63
Net loss	$(22,799)	$(15,832)	$(6,967)	44%

Revenue

Revenue increased $14.4 million, or 66%, to $36.1 million during the year ended December 31, 2015 from $21.7 million during the year ended December 31, 2014. $12.6 million of the increase in revenue was attributable to the increase in volume of the ZIO Service performed as a result of the increase in the payors under contract with us, the increase in physician acceptance and the expansion of our sales force as we continue to gain more market acceptance for our ZIO Service. Increases in contracted rates contributed $1.8 million to the revenue increase.

Cost of Revenue and Gross Margin

Cost of revenue increased $4.1 million, or 39%, to $14.7 million during the year ended December 31, 2015 from $10.6 million during the year ended December 31, 2014. The increase in cost of revenue was primarily due to the increase in the ZIO Service volume in 2015. This increase was partially offset by a reduction in the per unit cost of providing the ZIO Service, which was achieved by manufacturing efficiencies and reductions in cardiac technician labor costs through algorithm improvements and software-driven workflow enhancements.

Gross margin for the year ended December 31, 2015 increased to 59%, compared to 51% for the year ended December 31, 2014. In addition to cost reductions, increases in commercial and government contracted rates also improved our gross margin.

Research and Development Expenses

Research and development expenses increased $0.7 million, or 11%, to $6.3 million during the year ended December 31, 2015 from $5.7 million during the year ended December 31, 2014. The increase was primarily attributable to a $0.7 million increase in payroll and personnel-related expenses as a result of an increase in headcount, a $0.4 million increase in materials and clinical trials and a $0.4 million increase in facility-related expenses. These increases were offset by a $0.9 million decrease in professional service fees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $16.5 million, or 82%, to $36.7 million during the year ended December 31, 2015 from $20.2 million during the year ended December 31, 2014. The increase was primarily attributable to a $6.8 million increase in payroll and personnel-related expenses as a result of increased headcount and higher bonuses in 2015, a $3.2 million increase in sales commissions due to the increase in sales volume, a $2.5 million increase in professional service fees, a $1.7 million increase in travel-related expenses due to increased headcount, a $0.9 million increase in facility-related expenses to support the growth of our business, and a $0.8 million increase in bad debt expense due to the overall increase in accounts receivable.

Interest Expense

Interest expense increased $0.3 million to $1.1 million during the year ended December 31, 2015 from $0.8 million during the year ended December 31, 2014 due to the refinancing of our bank debt in the second quarter of 2014 and entering into a new debt financing in December 2015.

Other Expense, Net

Other expense, net decreased by $0.2 million to $0.1 million during the year ended December 31, 2015 from $0.3 million expense during the year ended December 31, 2014. The change was primarily related to the fair value re-measurement of warrant liabilities at each balance sheet date.

Liquidity and Capital Expenditures

Overview

As of December 31, 2016, we had cash and cash equivalents of $51.6 million, short-term investments of $54.4 million, long-term investments of $11.0 million and an accumulated deficit of $127.2 million. In connection with our IPO that closed in October 2016, we received net cash proceeds of $110.7 million, net of underwriters’ discounts and commissions and expenses paid by us. Prior to the IPO we financed our operations primarily through sales of our private securities, sales of our products and services and debt financings.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash (used in) provided by:
Operating activities	$(16,651)	$(18,005)	$(15,626)
Investing activities	(68,166)	(1,787)	(539)
Financing activities	111,252	36,382	17,684
Net increase in cash and cash equivalents	$26,435	$16,590	$1,519

Cash Used in Operating Activities

During the year ended December 31, 2016, cash used in operating activities was $16.7 million, which consisted of a net loss of $20.9 million, adjusted by non-cash charges of $11.0 million and a net change of $6.7 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of an increase in allowance for doubtful accounts and contractual allowance of $4.7 million, a change in value of warrant liability of $2.1 million, stock based-based compensation of $1.9 million, depreciation and amortization of $0.6 million and $0.3 million related to amortization of debt discounts. The change in our net operating assets and liabilities was primarily due to an increase of $6.5 million in accounts receivable as a result of the increase in our revenue, an increase of $1.2 million in other assets primarily related to the purchase of the ZIO Patch PCBAs to support the growth in volume of ZIO service performed and an increase of $0.9 million in prepaid expenses and other current assets. This change was partially offset by a $4.9 million increase in accrued liabilities primarily related to increased accrued payroll and related compensation accruals and a $0.4 million increase in deferred revenue.

During the year ended December 31, 2015, cash used in operating activities was $18.0 million, which consisted of a net loss of $22.8 million, adjusted by non-cash charges of $3.6 million and a net change of $1.2 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of stock-based compensation of $1.4 million, change in allowance for doubtful accounts and contractual allowance of $1.6 million and depreciation and amortization of $0.5 million. The change in our net operating assets and liabilities was primarily due to a $3.5 million increase in accrued liabilities, primarily related to accrued payroll and related compensation accruals as a result of increased headcount. This increase was partially offset by a $1.2 million increase in accounts receivable due to an increase in revenue, a $0.5 million increase in prepaid expenses and other assets, primarily due to the timing of annual insurance fees and certain software contracts and a $0.5 million increase in other assets primarily related to the purchase of PCBAs to support the growth in volume.

During the year ended December 31, 2014, cash used in operating activities was $15.6 million, which consisted of a net loss of $15.8 million, adjusted by non-cash charges of $1.8 million and a net change of $1.6 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of stock based-based compensation of $0.8 million, change in value of warrant liability of $0.3 million and depreciation and amortization of $0.2 million. The change in our net operating assets and liabilities was primarily due to a $2.5 million increase in accounts receivable as a result of the increase in revenue and a delay in Medicare payment due to our establishment of a new independent diagnostic testing facility and a national system issue with the CMS, and an increase in other assets of $1.2 million primarily related to the purchase of PCBAs. These changes were partially offset by a $1.4 million increase in accrued liabilities, primarily related to accrued payroll and related compensation accruals as a result of increased headcount, and a $0.7 million increase in accounts payable due to the overall increase in our costs and operating expenses.

Cash Used in Investing Activities

Cash used in investing activities during the year ended December 31, 2016 was $68.2 million, which consisted of $65.4 million in purchases of investments and $2.8 million of capital expenditures to purchase property and equipment.

Cash used in investing activities during the years ended December 31, 2015 and 2014 was $1.8 million and $0.5 million, respectively, which consisted of capital expenditures to purchase property and equipment.

Cash Provided by Financing Activities

During the year ended December 31, 2016, cash provided by financing activities was $111.3 million, consisting primarily of net proceeds of $110.9 million from the IPO completed in October 2016, which is net of bankers fees, commissions and offering costs.

During the year ended December 31, 2015, cash provided by financing activities was $36.4 million, primarily consisting of net proceeds from bank debt of $29.0 million and net proceeds of $12.1 million from the issuance of convertible preferred stock, partially offset by $4.9 million in payments on bank debt.

During the year ended December 31, 2014, cash provided by financing activities was $17.7 million, consisting of net proceeds of $17.2 million from the issuance of convertible preferred stock and net proceeds of $4.9 million from bank debt, partially offset by $4.5 million in payments on bank debt.

Indebtedness

Pharmakon Loan Agreement

In December 2015, we entered into a Loan Agreement with Pharmakon. The Pharmakon Loan Agreement provides for up to $55.0 million in term loans split into two tranches as follows: (i) Tranche A Loans of  $30.0 million in term loans, and (ii) Tranche B Loans are up to $25.0 million in term loans. The Tranche A Loans were drawn on December 4, 2015. The Tranche B Loans were available to be drawn prior to December 4, 2016. No additional draw was taken.

During the first four years, payments are interest only and for the first two years 50% of the interest will be “paid in kind.” We are subject to a financial covenant related to minimum trailing revenue targets that begins in June 2017, and is tested on a semi-annual basis. The minimum net revenue covenant ranges from $44.7 million for the period ended June 30, 2017 to $102.6 million for the period ended December 31, 2021. The minimum net revenue financial covenant has a 45-day equity cure period following required delivery date of the financial statements. Pursuant to this equity cure provision, we may cure a revenue covenant default by raising additional funds from the sale of equity. The loan matures in December 2021. As of December 31, 2016, $31.6 million in principal and interest was outstanding under the Pharmakon Loan Agreement.

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

SVB Loan and Security Agreement

In December 2015, we entered into a Second Amended and Restated Loan and Security Agreement with SVB, or the SVB Loan Agreement. Under the SVB Loan Agreement we may borrow, repay and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $15.0 million, until December 4, 2018, when all outstanding principal and accrued interest becomes due and payable. Any principal amount outstanding under the SVB revolving credit line bears interest at a floating rate per annum equal to the rate published by The Wall Street Journal  as the “Prime Rate” plus 0.25%. The credit line is subject to financial covenants tied to our trailing twelve-month net sales. We may borrow up to 80% of our eligible accounts receivable, up to the maximum of $15.0 million. In August 2016, we obtained a $3.1 million standby letter of credit pursuant to the SVB revolving credit facility in connection with a new lease. As of December 31, 2016, we were eligible to borrow up to $2.5 million and no amount was outstanding under the SVB revolving credit line.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

Our ZIO Patch, a wearable biosensor, is worn by patients for a monitoring period up to 14 days. The ZIO Patch is returned to our monitoring facility and the heartbeat data is curated and analyzed by our proprietary algorithms and reviewed by our certified cardiac technicians. The final step in the ZIO Service is the delivery of an electronic ZIO Report to the prescribing physician with a summary of findings. Our ZIO Service is generally billable when the ZIO Report is issued to the physician. For all ZIO Services performed, we consider whether or not the following revenue recognition criteria are met: persuasive evidence of an arrangement exists and delivery has occurred or services have been rendered. For services performed for customers we invoice directly, additional revenue recognition criteria include that the price is fixed and determinable and collectability is reasonably assured; for customers for which we submit claims to third party commercial and governmental payors for reimbursement, we recognize revenue only when a reasonable estimate of reimbursement can be made.

The assessment of whether a reasonable estimate of reimbursement can be made requires significant judgment. If all revenue recognition criteria are met, revenue is recognized upon delivery of the ZIO Report. To date, we have not been able to estimate revenue for third party payors for which we do not have a contracted rate and therefore revenue has been recognized on the earlier of notification or when payment is received. Some patients have out-of-pocket costs for amounts not covered by their insurance carrier, and we may bill patients directly for these amounts in the form of co-payments and co-insurance in accordance with their insurance carrier and health plans. Some payors may not cover our ZIO Service under their reimbursement policies. In the absence of contracted reimbursement coverage or the ability to reasonably estimate reimbursement, we recognize revenue only upon the earlier of notification of payment or when payment is received.

We recognize revenue related to billings for Centers for Medicare & Medicaid Services, or CMS, and commercial payors on an accrual basis, net of contractual adjustments, when a reasonable estimate of reimbursement can be made. These contractual adjustments represent the difference between the list price (the billing rate) and the reimbursement rate for each payor. Upon ultimate collection from CMS and commercial payors, the amount is compared to the previous estimates and the contractual allowance is adjusted accordingly. Until a contract has been negotiated with a commercial payor, our services may or may not be covered by these entities’ existing reimbursement policies. In addition, patients do not enter into direct agreements with us that commit them to pay any portion of the cost of the ZIO Service in the event that their insurance declines to reimburse us. In the absence of an agreement with the patient or other clearly enforceable legal right to demand payment from the patient, the related revenue is recognized only upon the earlier of notification of payment or when payment is received. Costs associated with providing the ZIO Service are recorded as the service is provided regardless of whether or when revenue is recognized.

Allowance for Doubtful Accounts and Contractual Allowance

We establish an allowance for doubtful accounts for estimated uncollectible receivables based on our historical collections, review of specific outstanding claims, consideration of relevant qualitative factors and an established allowance percentage by aging category. We write off outstanding accounts against the allowance for doubtful accounts when they are deemed to be uncollectible. Increases and decreases in the allowance for doubtful accounts are included as a component of general and administrative expenses. We record reductions in revenue for estimated uncollectible amounts as contractual allowances.

We review and update our estimates for the allowance for doubtful accounts and the contractual allowance periodically to reflect our experience regarding historical collections. If we were to make different judgments or utilize different estimates in the allowance for doubtful accounts and the contractual allowance, differences in both the amount of reported general and administrative expenses and revenue could result.

Estimated Usage of the Printed Circuit Board Assembly

We use a printed circuit board assembly, or PCBA, in each wearable device and it is reused numerous times in multiple patients. Each time the PCBA is used in a wearable device, a portion of the cost of the PCBA is recorded as a cost of revenue. We have based our estimates of how many times a PCBA can be used on testing in research and development, loss rates, product obsolescence, and the amount of time it takes the device to go through the manufacturing, shipping, customer shelf and patient wear time and upload process. We periodically evaluate the use estimate.

Stock-Based Compensation

We recognize compensation costs related to stock option grants, restricted stock unit grants, or RSUs, and shares under the employee stock purchase program, or ESPP, based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense for options and shares under the ESPP, using the Black-Scholes option pricing model. The RSU grant date fair value is based on the closing price on the date of the grant. The grant date fair value of stock-based awards is expensed on a straight-line basis over the period during which the employee is required to provide service in exchange for the award (generally the vesting period).

We estimate the fair value of our stock-based awards using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. Our assumptions are as follows:

•

Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. We use the simplified method to determine the expected term, which is calculated as the average of the time to vesting and the contractual life of the options.

•

Expected volatility. As our common stock has never been publicly traded, the expected volatility is derived from the average historical volatilities of publicly traded companies within our industry that we consider to be comparable to our business over a period approximately equal to the expected term for employees’ options and the remaining contractual life for nonemployees’ options.

•	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield with a maturity equal to the expected term of the option in effect at the time of grant.
•	Dividend yield. The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

In addition to the assumptions used in the Black-Scholes option-pricing model, we also estimate a forfeiture rate to calculate the stock-based compensation for our equity awards. We will continue to use judgment in evaluating the expected volatility, expected terms and forfeiture rates utilized for our stock-based compensation calculations on a prospective basis.

Stock-based compensation expense for options granted to non-employees as consideration for services received is measured on the date of performance at the fair value of the consideration received or the fair value of the equity instruments issued, using the Black-Scholes option-pricing model, whichever can be more reliably measured. Stock-based compensation expense for options granted to non-employees is periodically re-measured as the underlying options vest.

We recognize compensation expense related to restricted stock units based on the grant date fair value on a straight-line basis over the period during which the employee is required to provide service in exchange for the award (generally the vesting period).

We recognize compensation expense related to the Employee Stock Purchase Program (“ESPP”) based on the estimated fair value of the options on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option pricing model for each purchase period. The grant date fair value is expensed on a straight-line basis over the offering period.

We recorded stock-based compensation expense of $1.9 million, $1.4 million and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. We expect to continue to grant stock options and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

Historically, for all periods prior to our IPO, the fair values of the shares of common stock underlying our share-based awards were estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, contemporaneous valuations of our common stock prepared by an unrelated third party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Given the absence of a public trading market for our common stock, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including our stage of development; the rights, preferences and privileges of our preferred stock relative to those of our common stock; our financial condition and operating results, including our levels of available capital resources; equity market conditions affecting comparable public companies; general U.S. market conditions and the lack of marketability of our common stock.

In determining a fair value for our common stock, we estimated the enterprise value of our business using the market approach. The market approach estimates the fair value of a company by including an estimation of the value of a business based on guideline public companies. The estimated enterprise value is then allocated to the common stock using the Option Pricing Method, or OPM, and the Probability Weighted Expected Return Method, or PWERM, or the hybrid method. The hybrid method applied the PWERM utilizing the probability of two exit scenarios, going public or being acquired, and the OPM was utilized in the scenario where our company remains private. For stock awards after the completion of this offering, our board of directors intends to determine the fair value of each share of underlying common stock based on the closing price of our common stock as reported on the date of grant. Upon the completion of our IPO, our common stock was valued by reference to its publicly traded price.

The intrinsic value of all outstanding options as of December 31, 2016 was $71.0 million based on the closing price of our common stock as reported on The NASDAQ Global Market on the date of grant.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date of fiscal years and interim reporting periods beginning after December 15, 2016, at which time companies may adopt the new standard update under the full retrospective method or the modified retrospective method. The deferral results in the new revenue standard being effective for the Company for fiscal years and interim reporting periods beginning after December 15, 2017. In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow-scope improvements and practical expedients, respectively. We plan on adopting this standard on January 1, 2018 and have not made the decision as to which adoption method we will utilize.  Our final determination will depend on the significance of the impact of the new standard on our financial results. We are in the initial stages of its evaluation of the adoption of the new standard on our accounting policies.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements Going Concern— Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern . The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments: (1) provide a definition of the term substantial doubt; (2) require an evaluation every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management’s plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans; (5) require an express statement and other disclosures when substantial doubt is not alleviated; and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016 with early adoption permitted. We adopted this guidance effective December 31, 2016, and there was no impact on the disclosures to our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory, Simplifying the Measurement of Inventory. Under ASU 2015-11, the measurement principle for inventory will change from lower of cost or market value to lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We do not expect that the adoption of the guidance will have a material effect on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under ASU 2015-17, deferred tax liabilities and assets will be classified as noncurrent on the balance sheet. Previous guidance required deferred tax liabilities and assets to be separated into current and noncurrent amounts on the balance sheet. The guidance is effective for annual periods beginning after

December 15, 2016 and for interim periods within those annual periods. Early adoption is permitted. We do not expect that the adoption of the guidance will have a material effect on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We have not determined the potential effects of this ASU on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize assets and liabilities on its consolidated balance sheet for leases with accounting lease terms of more than 12 months. ASU 2016-02 will replace most existing lease accounting guidance in U.S. GAAP when it becomes effective. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. ASU 2016-02 will be effective for our first quarter of fiscal 2020 and requires the modified retrospective method of adoption. Early adoption is permitted. Although we are currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures, we expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This ASU was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. This standard covers accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU will be effective for annual periods ending after December 15, 2016 and interim periods beginning after December 15, 2016 with early adoption permitted. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2019 and early adoption is permitted for fiscal years and interim periods within those years beginning after December 15, 2018. We are currently evaluating the impact of this new guidance.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification of certain cash receipts and cash payments in the statements of cash flow to eliminate the diversity in practice related to eight specific cash flow issues. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of this new guidance.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash, which requires the presentation of changes in restricted cash or restricted cash equivalents on the statement of cash flows. This ASU is effective for the fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of this new guidance.

In January 2017, the FASB issued a new accounting standard update to simplify the measurement of goodwill by eliminating the Step 2 impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance required an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. We are currently assessing the impact of this new guidance.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

The following summarized our contractual obligations as of December 31, 2016 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Debt including interest	$1,549	$8,050	$36,733	$—	$46,332
Operating leases	4,678	9,433	782	—	14,893
Total contractual obligations	$6,227	$17,483	$37,515	$—	$61,225

The table above does not include purchase orders entered into in the normal course of operations. The table excludes unrecognized tax benefits of $0.6 million as of December 31, 2016 because these uncertain tax positions, if recognized, would be an adjustment to our net deferred tax assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.

Interest Rate Sensitivity

We had cash, cash equivalents and investments of $117.0 million as of December 31, 2016; which consisted of bank deposits, money market funds and U.S. government securities, corporate notes, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

We had total outstanding debt of $32.2 million and $30.6 million, which is net of debt discount and debt issuance costs, as of December 31, 2016 and 2015, respectively. The interest rates on our bank debt and CHCF Note carry fixed interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Rate Sensitivity

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in British Pound Sterling. We do not utilize any forward foreign exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made.

Item 8. Financial Statements and Supplementary Data.

IRHYTHM TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

iRhythm Technologies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of iRhythm Technologies, Inc. and its subsidiary as of December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 31, 2017

IRHYTHM TECHNOLOGIES, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$51,643	$25,208
Short-term investments	54,407	—
Accounts receivable, net	9,406	5,577
Inventory	1,390	1,145
Prepaid expenses and other current assets	1,671	808
Restricted cash	91	91
Total current assets	118,608	32,829
Investments, long-term	10,981	—
Property and equipment, net	4,653	2,036
Goodwill	862	862
Other assets	3,052	2,145
Total assets	$138,156	$37,872
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,103	$1,459
Accrued liabilities	10,165	6,699
Deferred revenue	947	506
Accrued interest, current portion	—	111
Total current liabilities	13,215	8,775
Debt	32,227	30,552
Deferred rent, noncurrent portion	26	28
Accrued interest, net of current portion	126	96
Preferred stock warrant liabilities	—	2,949
Total liabilities	45,594	42,400
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.001 par value – zero and 11,392,882 shares authorized at December 31, 2016 and 2015, respectively; zero and 11,046,146 shares issued and outstanding at December 31, 2016 and 2015, respectively; aggregate liquidation preference of $0, and $117,495 at December 31, 2016 and 2015, respectively	—	97,096
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value – 5,000,000 and zero shares authorized at December 31, 2016 and 2015, respectively; and none issued and outstanding at December 31, 2016 and 2015, respectively	—	—
Common stock, $0.001 par value – 100,000,000 and 18,528,913 shares authorized at December 31, 2016 and 2015, respectively; 22,139,346 and 1,410,565 shares issued and outstanding at December 31, 2016 and 2015, respectively	22	1
Additional paid-in capital	219,718	4,641
Accumulated other comprehensive loss	(9)	—
Accumulated deficit	(127,169)	(106,266)
Total stockholders’ equity (deficit)	92,562	(101,624)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$138,156	$37,872

The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue	$64,072	$36,140	$21,749
Cost of revenue	20,883	14,700	10,591
Gross profit	43,189	21,440	11,158
Operating expenses:
Research and development	7,150	6,349	5,698
Selling, general and administrative	51,621	36,722	20,225
Total operating expenses	58,771	43,071	25,923
Loss from operations	(15,582)	(21,631)	(14,765)
Interest expense	(3,248)	(1,059)	(774)
Other expense, net	(2,073)	(109)	(293)
Net loss	$(20,903)	$(22,799)	$(15,832)
Net loss per common share, basic and diluted	$(3.95)	$(16.57)	$(12.05)
Weighted-average shares used to compute net loss per common share, basic and diluted	5,285,847	1,376,106	1,314,294

The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net Loss	$(20,903)	$(22,799)	$(15,832)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(9)	—	—
Comprehensive loss	$(20,912)	$(22,799)	$(15,832)

The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

							Accumulated	Total
	Convertible				Additional		Other	Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount		Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2013	7,680,417	$67,785	1,287,654	$1	$2,044	$(67,635)	$—	$(65,590)
Issuance of Series E convertible preferred stock for cash at $8.77 per share, net of issuance costs of $115	1,977,450	17,229	—	—	—	—	—	—
Issuance of common stock upon the exercise of options	—	—	38,982	—	50	—	—	50
Stock-based compensation expense	—	—	—	—	828	—	—	828
Net loss	—	—	—	—	—	(15,832)	—	(15,832)
Balance at December 31, 2014	9,657,867	85,014	1,326,636	1	2,922	(83,467)	—	(80,544)
Issuance of Series E convertible preferred stock for cash at $8.77 per share, net of issuance costs of $92	1,388,279	12,082	—	—	—	—	—	—
Issuance of common stock upon the exercise of options, net of repurchases	—	—	83,929	—	309	—	—	309
Stock-based compensation expense	—	—	—	—	1,410	—	—	1,410
Net loss	—	—	—	—	—	(22,799)	—	(22,799)
Balance at December 31, 2015	11,046,146	97,096	1,410,565	1	4,641	(106,266)	—	(101,624)
Issuance of common stock upon the exercise of options, net of repurchases	—	—	56,827	1	131	—	—	132
Issuance of preferred stock upon exercise of warrants	31,359	457	—	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	7,238,235	7	110,714	—	—	110,721
Conversion of convertible preferred stock to common stock in connection with initial public offering	(11,077,505)	(97,553)	13,375,333	13	97,540	—	—	97,553
Conversion of convertible preferred stock warrants to common stock warrants in connection with initial public offering	—	—	—	—	4,821	—	—	4,821
Issuance of common stock upon net exercise of warrants	—	—	58,386	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,871	—	—	1,871
Net loss	—	—	—	—	—	(20,903)	—	(20,903)
Unrealized loss on investments	—	—	—	—	—	—	(9)	(9)
Balance at December 31, 2016	—	$—	22,139,346	$22	$219,718	$(127,169)	$(9)	$92,562

The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(20,903)	$(22,799)	$(15,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	568	492	242
Stock-based compensation	1,871	1,410	828
Amortization of debt discount and issuance costs	251	116	111
Amortization (accretion) on investments	6	—	—
Loss on disposal of assets	—	10	7
Change in accrued interest	—	(64)	(89)
Provision for bad debt and contractual allowance	4,686	1,557	401
Change in fair value of preferred stock warrant liabilities	2,123	111	291
Non-cash interest expense	1,481	—	—
Changes in operating assets and liabilities:
Accounts receivable	(8,515)	(1,281)	(2,565)
Inventory	(245)	(327)	(71)
Prepaid expenses and other current assets	(863)	(506)	(35)
Other assets	(1,235)	(491)	(1,166)
Accounts payable	305	132	703
Accrued liabilities	3,380	3,522	1,399
Deferred rent	(2)	28	(28)
Deferred revenue	441	85	178
Net cash used in operating activities	(16,651)	(18,005)	(15,626)
Cash flows from investing activities
Purchases of property and equipment	(2,763)	(1,787)	(539)
Purchases of available-for-sale investments	(65,403)	—	—
Net cash used in investing activities	(68,166)	(1,787)	(539)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases	132	309	50
Proceeds from issuance of common stock upon exercise of warrants	206	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	12,134	17,229
Payments of deferred offering costs	(3,522)	(5)	—
Proceeds from long-term debt, net of debt discount and issuance costs	—	29,018	4,905
Repayments of long-term debt	—	(4,905)	(4,500)
Payments of issuance costs for revolving line of credit	—	(169)	—
Proceeds of issuance of common stock upon initial public offering	114,436	—	—
Net cash provided by financing activities	111,252	36,382	17,684
Net increase in cash and cash equivalents	26,435	16,590	1,519
Cash and cash equivalents, beginning of year	25,208	8,618	7,099
Cash and cash equivalents, end of year	$51,643	$25,208	$8,618
Supplemental disclosures of cash flow information
Interest paid	$1,591	$343	$318
Non-cash investing and financing activities
Issuance of warrants to purchase preferred stock	$—	$44	$98
Series E convertible preferred stock issuance costs included in accrued liabilities	$—	$52	$—
Property and equipment included in accounts payable	$423	$—	$—
Deferred offering costs included in accounts payable and accrued liabilities	$188	$265	$—
Conversion of preferred stock to common stock	$97,553	$—	$—
Conversion of preferred stock warrants to common stock warrants	$4,821	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

1. Organization and Description of Business

iRhythm Technologies, Inc. (the “Company”) was incorporated in the state of Delaware in September 2006. The Company is a commercial-stage digital healthcare company redefining the way cardiac arrhythmias are clinically diagnosed by combining wearable biosensing technology with cloud-based data analytics and machine-learning capabilities. The Company commenced commercial introduction of its products in the United States in 2009 following clearance by the U.S. Food and Drug Administration.

The Company’s headquarters are based in San Francisco, California, and the Company has manufacturing facilities in Cypress, California, and clinical centers in Lincolnshire, Illinois and Houston, Texas. In March 2016, the Company formed a wholly-owned subsidiary in the United Kingdom. The Company manages its operations as a single operating segment. Substantially all of the Company’s assets are maintained in the United States. The Company derives substantially all of its revenue from sales to customers in the United States, based upon the billing address of the customer.

Reverse Stock Split

On October 4, 2016, the Company’s board of directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of the Company’s issued and outstanding common stock at a 1-for- 5.882698 ratio, which was effected on October 5, 2016. The par value and authorized shares of common stock and convertible preferred stock were not adjusted as a result of the reverse split. All issued and outstanding common stock, options to purchase common stock and per share amounts contained in these consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Initial Public Offering

The Company’s initial public offering (“IPO”) of 7,238,235 shares of common stock was effected through a registration statement on Form S-1 (Registration Nos. 333-213773 and 333-214179), which was declared effective on October 19, 2016. The initial public offering closed on October 25, 2016 and resulted in net proceeds of approximately $110.7 million, after deducting underwriting discounts and commissions of $8.6 million and other expenses of $3.7 million.

In October 2016, immediately upon the Company’s sale of its common stock in the initial public offering, all outstanding shares of convertible preferred stock converted into 13,375,333 shares of common stock with the related carrying value of $97.6 million reclassified to common stock and additional paid-in capital. In addition, all convertible preferred stock warrants were also thereby converted into common stock warrants.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are consolidated for the year ended December 31, 2016 and include the accounts of iRhythm Technologies, Inc. and its wholly-owned subsidiary, iRhythm Technologies Ltd., established in March 2016. All intercompany accounts and transactions have been eliminated. All accompanying financial statements and disclosures for the years ended December 31, 2015 and December 31, 2014 include only the accounts of iRhythm Technologies, Inc. The financial statements of iRhythm Technologies Ltd. use the U.S. dollar as the functional currency. For all non-functional currency balances, the remeasurement of such balances to functional currency results in a foreign exchange transaction gain or loss, which is recorded in the consolidated statements of operations.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contractual allowances for revenue, allowance for doubtful accounts, the useful lives of property and equipment, the recoverability of long-lived assets including the estimated usage of the printed circuit board assemblies (“PCBAs”), the valuation of deferred tax assets, the fair value of the Company’s preferred and common stock and stock-based compensation. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results may differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, which includes cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, approximate fair value due to their short maturities.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents consist primarily of amounts invested in money market funds.

Investments

Short-term investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than 365 days from the date of acquisition. Long-term investments have maturities greater than 365 days as of the balance sheet date. All investments are carried at fair value based upon quoted market prices. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive loss. The cost of available-for-sale securities sold is based on the specific-identification method. Realized gains and losses are included in earnings, and are derived for specific-identification method for determining the costs of investments sold.

Restricted Cash

Restricted cash consists of certificates of deposit held with a financial institution as security deposits for building leases, and is included in current assets on the Company’s consolidated balance sheets.

Accounts Receivable, Allowance for Doubtful Accounts and Contractual Allowance

Accounts receivable consists of amounts due to the Company from institutions, government payors and commercial insurance payors as a result of the Company’s normal business activities. Accounts receivable is reported on the balance sheet net of an estimated allowance for doubtful accounts and contractual allowance.

The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on historical collections, review of specific outstanding claims, consideration of relevant qualitative factors and an established allowance percentage by aging category. The Company writes off amounts against the allowance for doubtful accounts when they are deemed to be uncollectible. Increases and decreases in the allowance for doubtful accounts are included as a component of selling, general and administrative expenses. The Company establishes a contractual allowance, which is a reduction in revenue, for estimated uncollectible amounts from Centers for Medicare & Medicaid Services (“CMS”), and contracted third-party commercial payors.

The following table presents the changes in the allowance for doubtful accounts:

	December 31,	December 31,
	2016	2015
Balance, beginning of year	$1,125	$470
Add: provision for doubtful accounts	1,960	1,177
Less: write-offs, net of recoveries and other adjustments	(1,293)	(522)
Balance, end of year	$1,792	$1,125

The following table presents the changes in the contractual allowance:

	December 31,	December 31,
	2016	2015
Balance, beginning of year	$338	$91
Add: contractual allowances	2,726	380
Less: write-offs, net of recoveries and other adjustments	(724)	(133)
Balance, end of year	$2,340	$338

Management reviews and updates its estimates for the allowance for doubtful accounts and the contractual allowance periodically to reflect its experience regarding historical collections. If management were to make different judgments or utilize different estimates in the allowance for doubtful accounts and the contractual allowance, differences in the amount of reported selling, general and administrative expenses and revenue could result, respectively.

Concentrations of Risk

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. Cash and cash equivalents and investments are deposited with one financial institution in the United States of America. At times, such deposits may be in excess of federally insured limits. Cash equivalents are invested in highly rated money market funds. The Company invests in a variety of financial instruments, such as, but not limited to, United States Government securities, corporate notes, commercial paper and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material losses on its deposits of cash and cash equivalents or investments.

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. The Company records an allowance for doubtful accounts when it becomes probable that a receivable will not be collected. Government agencies, including CMS and the Veterans Administration, accounted for 40%, 41% and 30% of the Company’s revenue for the years ended December 31, 2016, 2015 and 2014, respectively. Accounts receivable related to federal government agencies accounted for 27% and 30% at December 31, 2016 and 2015, respectively.

Supply Risk

The Company relies on single suppliers for the supply of its reusable printed circuit board assemblies, disposable housings, instruments and other materials used to manufacture the ZIO Patch and the adhesive that binds the ZIO Patch to a patient’s body. These components and materials are critical, and there would be a considerable delay in finding alternative sources of supply.

Inventory

Inventory is stated at the lower of cost or market, cost being determined on a standard cost basis for material costs and on actual cost basis for labor and overhead, which approximates actual cost on a first in, first out (“FIFO”) basis, and market being determined as the lower of replacement cost or net realizable value. The Company records write-downs of inventory that is obsolete or in excess of anticipated demand or market value based on consideration of product lifecycle stage, technology trends, product development plans and assumptions about future demand and market conditions. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. Inventory write-downs are charged to cost of revenue and establish a new cost basis for the inventory.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized.

Internal-Use Software

The Company capitalizes costs related to internal-use software during the application development stage. Costs related to planning and post implementation activities are expensed as incurred. Capitalized internal-use software is amortized on a straight-line basis over the estimated useful life, which is up to five years. The Company evaluates the useful lives of these assets on an annual basis, and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Capitalized internal-use software costs are classified as a component of property and equipment.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Goodwill is tested for impairment on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Such events or circumstances may include significant adverse changes in the general business climate, among other things. The impairment test is performed by determining the enterprise fair value of the Company, which is primarily based on the Company’s public market capitalization. If the Company’s carrying value, as a one reporting unit entity, is less than its fair value, then the fair value is allocated to all of its assets and liabilities (including any unrecognized intangible assets) as if the fair value was the purchase price to acquire the Company. The excess of the fair value over the amounts assigned to the Company’s assets and liabilities is the implied fair value of the goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company performs its annual evaluation of goodwill during the fourth quarter of each fiscal year. The Company did not record any charges related to goodwill impairment in any of the periods presented in these consolidated financial statements.

Impairment of Long-Lived Assets

The Company annually reviews long-lived assets for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. To date, there have been no such impairments of long-lived assets.

Other Assets

Included in the other assets are printed circuit board assemblies, or PCBAs, totaling $2.8 million and $1.6 million as of December 31, 2016 and 2015, respectively. The Company uses a PCBA in each wearable device and it is used numerous times. Each time the PCBA is used in a wearable device, a portion of the cost of the PCBA is recorded as a cost of revenue. The Company has based its estimates of how many times a PCBA can be used on testing in research and development, loss rates, product obsolescence, and the amount of time it takes the device to go through the manufacturing, shipping, customer shelf and patient wear time and upload process. The Company periodically evaluates the use estimate.

Deferred Offering Costs

Deferred offering costs, which consisted primarily of legal, accounting, printer and filing fees related to the IPO, were capitalized. As of December 31, 2015, the Company capitalized $0.3 million of deferred offering costs in other long-term assets on the balance sheet. Deferred offering costs of $3.7 million were offset against IPO proceeds upon the completion of the offering in October 2016.

Preferred Stock Warrant Liabilities

The Company measured freestanding warrants to purchase shares of its convertible preferred stock at fair value, and recorded the related amounts as liabilities, because the shares underlying the warrants could obligate the Company to transfer assets to the holders at a future date under certain circumstances such as a deemed liquidation event. The fair value of the preferred stock warrants was remeasured at each balance sheet date, and any change in fair value was included in earnings. Such charges were included in other expense, net in the consolidated statements of operations and comprehensive loss. In connection with the Company’s IPO, the Company remeasured the liability at the time of the IPO, and then reclassified the redeemable convertible preferred stock warrant liability to additional paid-in capital, as these warrants converted to common stock warrants. As of December 31, 2016, there were no convertible preferred stock warrants outstanding, and 217,245 common stock warrants were outstanding.

Comprehensive Loss

Comprehensive loss represents all changes in stockholders’ equity (deficit) except those resulting from and distributions to stockholders. The Company’s unrealized gains and losses on available-for-sale securities represent the only component of other comprehensive loss that are excluded from the reported net loss and that are presented in the consolidated statements of comprehensive loss.

Revenue Recognition

The Company’s devices, cardiac rhythm monitors, have a wear period for up to 14 days for the ZIO Patch or 30 days for the ZIO Event Card. The Company’s services, consisting of the delivery of reports containing analysis of data captured by the physical device to the prescribing physician, are generally billable at the start of the wear period or when reports are issued to physicians, depending on the service provided. For the ZIO Event Card, the Company recognizes revenue on a straight-line basis over the applicable wear period, as the event monitoring results are delivered to physicians. For the ZIO Service, the Company recognizes the revenue at the time that a report is delivered to a physician. For all services performed, the Company considers whether or not the following revenue recognition criteria are met: persuasive evidence of an arrangement exists and delivery has occurred or services have been rendered. For services performed for customers the Company invoices directly, additional revenue recognition criteria include that the price is fixed and determinable and collectability is reasonably assured; for customers in which the Company submits claims to third-party commercial and governmental payors for reimbursement, the Company recognizes revenue only when a reasonable estimate of reimbursement can be made.

The assessment of whether a reasonable estimate of reimbursement can be made requires significant judgment by management. Where management’s judgment indicates a reasonable estimate of reimbursement can be made, revenue is recognized upon delivery of the patient report for the ZIO Service and straight-line for the ZIO Event Card. To date, the Company has not been able to estimate revenue for third-party payors for which it does not have a contracted rate, and therefore, revenue has been recognized on the earlier of notice or cash receipt. Some patients have out-of-pocket costs for amounts not covered by their insurance carrier, and the Company may bill the patient directly for these amounts in the form of co-payments and co-insurance in accordance with their insurance carrier and health plans. Some payors may not cover the Company’s service as ordered by the prescribing physician under their reimbursement policies. In the absence of contracted reimbursement coverage or the ability to reasonably estimate reimbursement, the Company recognizes revenue only upon the earlier of notification or when payment is received.

The Company recognizes revenue related to billings for CMS and commercial payors on an accrual basis, net of contractual adjustments, when a reasonable estimate of reimbursement can be made. These contractual adjustments represent the difference between the list price (the billing rate) and the reimbursement rate for each payor. Upon ultimate collection from CMS and commercial payors, the amount is compared to the previous estimates and the contractual allowance is adjusted accordingly. Until a contract has been negotiated with a commercial payor, the Company’s services may or may not be covered by these entities’ existing reimbursement policies. In addition, patients do not enter into direct agreements with the Company that commit them to pay any portion of the cost of the service in the event that their insurance declines to reimburse the Company. In the absence of an agreement with the patient or other clearly enforceable legal right to demand payment from the patient, the related revenue is recognized only upon the earlier of notification of payment or when payment is received.

Revenue recognized when cash or notification of coverage was received was $11.2 million, $3.5 million, and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. Revenue recognized on an accrual basis was $52.9 million, $32.6 million, and $21.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Certain of the Company’s customers pay the Company directly for the ZIO Service upon shipment of devices. Such advance payments are recorded as deferred revenue on the consolidated balance sheets.

Cost of Revenue

Cost of revenue is expensed as incurred, and includes direct labor, material costs, equipment and infrastructure expenses, internal-use software, allocated overhead, and shipping and handling. Material costs include both the disposable costs of the device and amortization of the PCBAs. Each time the PCBA is used in a ZIO Patch, a portion of the cost of the PCBA is recorded as a cost of revenue.

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

Stock-Based Compensation

The Company measures its stock-based awards made to employees based on the estimated fair values of the awards as of the grant date. Stock options use the Black-Scholes option-pricing model to estimate fair market value. Stock-based compensation expense is recognized over the requisite service period using the straight-line method and is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As such, the Company’s stock-based compensation is reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For restricted stock, the compensation cost for these awards is based on the closing price of the Company’s common stock on the date of grant, and recognized as compensation expense on a straight-line basis over the requisite service period.

The Company recognizes compensation expense related to the Employee Stock Purchase Program (“ESPP”) based on the estimated fair value of the options on the date of grant, net of estimated forfeitures. The Company estimates the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option pricing model for each purchase period. The grant date fair value is expensed on a straight-line basis over the offering period.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per common share is the same as basic net loss per common share for all periods presented, since the effect of potentially dilutive securities are anti-dilutive.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the Company’s results of operations, net loss or cash flows.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date of fiscal years and interim reporting periods beginning after December 15, 2016, at which time companies may adopt the new standard update under the full retrospective method or the modified retrospective method. The deferral results in the new revenue standard being effective for the Company for fiscal years and interim reporting periods beginning after December 15, 2017. In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow-scope improvements and practical expedients, respectively. The Company plans on adopting this standard on January 1, 2018 and has not made the decision as to which adoption method it will utilize.  The Company’s final determination will depend on the significance of the impact of the new standard on the Company’s financial results. The Company is in the initial stages of its evaluation of the adoption of the new standard on its accounting policies.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements Going Concern— Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern . The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments: (1) provide a definition of the term substantial doubt; (2) require an evaluation every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management’s plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans; (5) require an express statement and other disclosures when substantial doubt is not alleviated; and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016 with early adoption permitted. The Company adopted this guidance effective December 31, 2016, and there was no impact on the disclosures to its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory, Simplifying the Measurement of Inventory. Under ASU 2015-11, the measurement principle for inventory will change from lower of cost or market value to lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company does not expect that the adoption of the guidance will have a material effect on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under ASU 2015-17, deferred tax liabilities and assets will be classified as noncurrent on the balance sheet. Previous guidance required deferred tax liabilities and assets to be separated into current and noncurrent amounts on the balance sheet. The guidance is effective for annual periods beginning after December 15, 2016 and for interim periods within those annual periods. Early adoption is permitted. The Company does not expect that the adoption of the guidance will have a material effect on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company has not determined the potential effects of this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize assets and liabilities on its consolidated balance sheet for leases with accounting lease terms of more than 12 months. ASU 2016-02 will replace most existing lease accounting guidance in U.S. GAAP when it becomes effective. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. ASU 2016-02 will be effective for our first quarter of fiscal 2020 and requires the modified retrospective method of adoption. Early adoption is permitted. Although we are currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures, we expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This ASU was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. This standard covers accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU will be effective for annual periods ending after December 15, 2016 and interim periods beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2019 and early adoption is permitted for fiscal years and interim periods within those years beginning after December 15, 2018. The Company is currently evaluating the impact of this new guidance.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification of certain cash receipts and cash payments in the statements of cash flow to eliminate the diversity in practice related to eight specific cash flow issues. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of this new guidance.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash, which requires the presentation of changes in restricted cash or restricted cash equivalents on the statement of cash flows. This ASU is effective for the fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of this new guidance.

In January 2017, the FASB issued a new accounting standard update to simplify the measurement of goodwill by eliminating the Step 2 impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance required an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company is currently assessing the impact of this new guidance.

3. Cash Equivalents and Investments

The fair value of securities, not including cash at December 31, 2016 and 2015, were as follows (in thousands):

	December 31, 2016
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$45,937	$—	$—	$45,937
U.S. government securities	16,479	11	—	16,490
Corporate notes	23,947	—	(20)	23,927
Commercial paper	24,971	—	—	24,971
Total available-for-sale securities	$111,334	$11	$(20)	$111,325
Classified as:
Cash equivalents				$45,937
Short-term investments				54,407
Long-term investments				10,981
Total cash equivalents and investments				$111,325

	December 31, 2015
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$1,254	$—	$—	$1,254
Total available-for-sale securities	$1,254	$—	$—	$1,254
Classified as:
Cash equivalents				$1,254

Available-for-sale securities held as of December 31, 2016 had a weighted average days to maturity of 150 days. There have been no material realized gains or realized losses on available-for-sale securities for the periods presented.

As the carrying value approximates the fair value for the Company’s cash equivalents, short-term and long-term marketable securities shown in the tables above, the following table summarizes the fair value of the Company’s cash equivalents, short-term and long-term marketable securities classified by maturity as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Due within one year	$100,344	$1,254
Due after one year through three years	10,981	—
Total available-for-sale marketable debt securities	$111,325	$1,254

4. Fair Value Measurements

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

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The corporate notes, commercial paper and government bonds are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

Based on Level 2 inputs and the borrowing rates currently available to the Company for loans with similar terms and maturities, the carrying value of the Company’s debt approximates its fair value.

The following table presents the fair value of the Company’s financial assets and liabilities determined using the inputs defined above (amounts in thousands).

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$45,937	$—	$—	$45,937
U.S. government securities	—	16,490	—	16,490
Corporate notes	—	23,927	—	23,927
Commercial paper	—	24,971	—	24,971
Total	$45,937	$65,388	$—	$111,325

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$1,254	$—	$—	$1,254
Total	$1,254	$—	$—	$1,254
Liabilities
Preferred stock warrant liabilities	$—	$—	$2,949	$2,949
Total	$—	$—	$2,949	$2,949

The following table sets forth a summary of the changes in the fair value of the preferred stock warrants which is classified as Level 3 in the fair value hierarchy. There were no transfers into or out of Level 3 during the periods (in thousands):

	Year Ended December 31,
	2016	2015
Beginning balance	$2,949	$2,794
Fair value of preferred stock warrants issued in connection with long-term debt	—	44
Exercise of preferred stock warrants	(251)	—
Total change in fair value recorded as other expense, net	2,123	111
Reclassification of warrant liability to additional paid-in capital	(4,821)	—
Ending balance	$—	$2,949

The valuation of the preferred stock warrant liabilities is discussed in Note 12.

5. Balance Sheet Components

Inventory and PCBAs

Inventory and PCBAs consisted of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$839	$629
Finished goods	3,324	2,147
Total	$4,163	$2,776

	December 31,
	2016	2015
Reported on the consolidated balance sheet as:
Inventory	$1,390	$1,145
Other assets	2,773	1,631
Total	$4,163	$2,776

Amounts reported as other assets are comprised of the PCBA costs that are included in both raw materials and finished goods totals above.

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2016	2015
Laboratory and manufacturing equipment	$1,509	$1,130
Computer equipment and software	736	538
Furniture and fixtures	657	114
Leasehold improvements	502	344
Internal-use software	2,900	993
Total property and equipment, gross	6,304	3,119
Less: accumulated depreciation and amortization	(1,651)	(1,083)
Total property and equipment, net	$4,653	$2,036

Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 was $568,000, $492,000, and $242,000 respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Accrued vacation	$1,642	$1,250
Accrued payroll and related expenses	6,179	3,838
Accrued professional services fees	636	652
Other	1,708	959
Total accrued liabilities	$10,165	$6,699

6. Related-Party Transactions

Kaiser Permanente (“Kaiser”) is a common stock holder of the Company, representing 6.1% ownership of the total outstanding shares of the Company as of December 31, 2016. For the years ended December 31, 2016, 2015, and 2014 the Company recognized revenue of $2.5 million, $1.8 million and $1.4 million, respectively, for transactions with Kaiser. The amounts receivable from transactions with Kaiser were $449,000 and $366,000 as of December 31, 2016 and 2015, respectively. Kaiser additionally performs services related to clinical trials and the Company utilizes Kaiser for employee healthcare. The total expense recorded was $614,000, $597,000 and $193,000 as of December 31, 2016, 2015 and 2014, respectively, and was included in cost of revenues and operating expenses. The amounts outstanding and included in accounts payable and accrued liabilities were $229,000 and $261,000 as of December 31, 2016 and 2015, respectively.

7. Commitments and Contingencies

Lease Arrangements

The Company leases office and manufacturing space under non-cancelable operating leases which expire on various dates through 2020. These leases generally contain scheduled rent increases or escalation clauses and renewal options. The Company recognizes rent expense on a straight-line basis over the lease period.

The following table summarizes the Company’s future minimum lease payments as of December 31, 2016 (in thousands):

Year Ending December 31:
2017	$4,678
2018	4,712
2019	4,721
2020	782
Total	$14,893

The Company’s rent expense was $3.1 million, $1.6 million and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. Management is currently not aware of any matters that could have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

8. Debt

Pharmakon Loan Agreement

In December 2015, the Company entered into a Loan Agreement with Biopharma Secured Investments III Holdings Cayman LP, or Pharmakon (the “Pharmakon Loan Agreement”). The Pharmakon Loan Agreement provides for up to $55.0 million in term loans split into two tranches as follows: (i) the Tranche A Loans are $30.0 million in term loans, and (ii) the Tranche B Loans are up to $25.0 million in term loans. The Tranche A Loans were drawn on December 4, 2015. The Tranche B Loans were available to be drawn prior to December 4, 2016. No additional draw was made.

During the first full eight quarters, payments are interest only and for the first two years 50% of the interest will be “paid in kind.” The Company is subject to a financial covenant related to minimum trailing revenue targets that begins in June 2017, and is tested on a semi-annual basis. The minimum net revenue covenant ranges from $44.7 million for the period ended June 30, 2017 to $102.6 million for the period ended December 31, 2021. The minimum net revenues financial covenant has a 45-day equity cure period following required delivery date of the financial statements. Pursuant to this equity cure provision, the Company may cure a revenue covenant default by raising additional funds from the sale of equity. The loan matures December 2021.

The Tranche A Loans bear interest at a fixed rate equal to 9.50% per annum that is due and payable quarterly in arrears. During the first eight calendar quarters, 50% of the interest due and payable is added to the then outstanding principal.

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

The obligations under the Pharmakon Loan Agreement are secured by a security interest in substantially all of the Company’s assets pursuant to the Pharmakon Guaranty and Security Agreement and this security interest is governed by an intercreditor agreement between Pharmakon and Silicon Valley Bank (“SVB”).

In December 2015, the Company used the proceeds from the Pharmakon Loan Agreement to repay $4.9 million of bank debt to SVB. The issuance costs and debt discount have been netted against the borrowed funds on the balance sheet. The debt balance, net of debt discount and issuance costs, as of December 31, 2016 and 2015, was $30.8 million and $29.1 million, respectively.

Bank Debt

Loan and Security Agreement

In January 2014, the Company amended its bank debt with SVB by entering into the First Amendment and Default Waiver (“First Amendment”) which amended covenant details. In June 2014, the Company refinanced its debt with SVB by entering into the Second Amendment to the Amended and Restated Loan Security Agreement (“Second Amendment”). Under this amendment the Company borrowed $4.9 million with an additional advance of $5.0 million available. All the borrowings under the Second Amendment were collateralized by all of the Company’s assets, excluding intellectual property. In connection with entering into the Amended Loan Agreement, the Company issued warrants to purchase 20,136 shares of Series D at $7.31 per share that expire June 2024 (See Note 11).

In December 2015, the Company used the proceeds from the Pharmakon Loan Agreement to repay $4.9 million of bank debt to SVB and entered into a Second Amended and Restated Loan and Security Agreement with SVB (“SVB Loan Agreement”). Under the SVB Loan Agreement the Company may borrow, repay and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $15.0 million, until December 4, 2018, when all outstanding principal and accrued interest becomes due and payable. Any principal amount outstanding under the SVB revolving credit line will bear interest at a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” plus 0.25%. The Company may borrow up to 80% of its eligible accounts receivable, up to the maximum of $15.0 million.

In August 2016, the Company obtained a $3.1 million standby letter of credit pursuant to its SVB loan agreement in connection with a new lease for the San Francisco office. As of December 31, 2016 and 2015, the Company was eligible to borrow up to $2.5 million and $2.9 million, respectively, under the SVB revolving credit line.

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

California HealthCare Foundation Note

In November 2012, the Company entered into a Note Purchase Agreement and Promissory Note with the California HealthCare Foundation (the “CHCF Note”) through which the Company borrowed $1.5 million. The CHCF Note accrues simple interest of 2.0%. The accrued interest and the principal originally matured in November 2016. In partial consideration for the issuance of the CHCF Note, the Company issued warrants to purchase 22,807 shares of the Company’s Series D convertible preferred stock.

In June 2015, the Company amended the CHCF Note to extend the maturity date to May 2018. In partial consideration for the amendment, the Company issued 8,552 warrants at $6.58 exercise price per share for shares of the Company’s Series D convertible preferred stock.

See Note 12 for further discussion of the warrants. The CHCF note is subordinate to other bank debt. The debt balance, net of debt discount, as of December 31, 2016 and 2015 was $1.5 million and $1.4 million, respectively.

Future minimum payments

Future minimum payments under the CHCF Note and Pharmakon Loan at December 31, 2016 are as follows (in thousands):

Year Ending December 31:
2017	$1,549
2018	4,858
2019	3,192
2020	19,169
2021	17,564
46,332
Less: Amount representing interest	(13,241)
Less: Amount representing debt discount and issuance costs	(864)
Present value of minimum payments	$32,227

9. Income Taxes

The Company operates in the United States for tax reporting purposes. The Company did not record a provision or benefit for income taxes during the years ended December 31, 2016, 2015 and 2014, as it reported losses in each period which are not more likely than not to be realized. Due to the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets. The following table presents a reconciliation of the tax expense computed at the statutory federal rate and the Company’s tax expense for the period presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Tax at statutory federal rate	$(7,107)	$(7,752)	$(5,365)
State taxes, net of federal benefit	—	—	3
Stock-based compensation	255	251	281
Other	916	(128)	166
Tax credits	(139)	(178)	(168)
Change in valuation allowance	6,075	7,807	5,083
Provision for income taxes	$—	$—	$—

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2016	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$38,694	$34,714	$27,318
Tax credit carryforwards	1,587	1,728	1,388
Allowances and other	4,787	2,024	807
Depreciation and amortization	(207)	99	357
Total deferred tax assets	44,861	38,565	29,870
Valuation allowance	(44,861)	(38,565)	(29,870)
Net deferred tax assets	$—	$—	$—

Due to the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.

As of December 31, 2016, the Company had approximately $104.6 million of federal and $58.6 million of state net operating loss carryforwards available to offset future taxable income which expires in varying amounts beginning in 2027 and 2017, respectively.

As of December 31, 2016, the Company had tax credit carryforwards of approximately $1.3 million, and $1.2 million available to reduce future taxable income, if any, for both federal and state purposes, respectively. The federal tax credit carryforwards expire beginning in 2027 and the state tax credits can be carried forward indefinitely.

The Tax Reform Act of 1986, and similar state provisions, limits the use of net operating loss and tax credit carryforwards in certain situations where equity transactions result in a change of ownership as defined by Internal Revenue Code Section 382. In the event the Company should experience an ownership change, as defined, utilization of its net operating loss carryforwards and tax credits could be limited. The Company has not completed a formal 382 study to analyze prior ownership changes. Previous or future ownership changes may limit the utilization of the Company’s net operating losses. A reconciliation of the Company’s unrecognized tax benefit amount is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$570	$460	$364
Additions for tax positions taken in current year	75	110	96
Decreases in balances related to prior year tax position	(29)	—	—
Balance at end of year	$616	$570	$460

The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes. Management determined that no accrual for interest or penalties was required as of December 31, 2016 and 2015.

All of the Company’s tax years are open to examination by the U.S. federal and state tax authorities.

10. Stockholders’ Equity

Common stock

The Company’s amended and restated certificate of incorporation dated October 25, 2016, authorized the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends were declared as of December 31, 2016.

The Company had reserved shares of common stock for issuance, on an as-if converted basis, as follows:

	December 31,
	2016	2015
Convertible preferred stock outstanding	—	13,343,981
Options issued and outstanding	2,977,218	2,685,913
RSUs issued and unvested	105,529	—
Convertible preferred stock warrants	—	328,114
Common stock warrants issued	217,245	—
Shares available for grant under future stock plans	4,226,068	331,938
	7,526,060	16,689,946

11. Convertible Preferred Stock

In connection with the completion of the Company’s IPO in October 2016, the Company’s 11,077,505 outstanding shares of convertible preferred stock were converted into 13,375,333 shares of common stock.

The table below provides information on the Company’s convertible preferred stock offerings as of December 31, 2015 (in thousands, except shares and original issue price):

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

The rights, preferences and privileges of the Series A convertible preferred stock (“Series A”), Series B convertible preferred stock (“Series B”), Series C convertible preferred stock (“Series C”), Series D convertible preferred stock (“Series D”) and Series E convertible preferred stock (“Series E”) are as follows:

Voting

Each share of Series A, Series B, Series C, Series D and Series E has voting rights equal to an equivalent number of shares of common stock into which it is convertible and vote together as one class with the common stock. The holders of Series A and Series C, each voting as a separate class, are entitled to elect two members of the Company’s board of directors, respectively. The holders of Series D, Series E and common stock, each voting as a separate class, are entitled to elect one member of the Company’s board of directors, respectively. Any additional members of the Company’s board of directors may be elected by holders of common stock and preferred stock, voting together as a single class on an as-if converted to common stock basis.

Dividends

Holders of Series E are entitled to receive dividends, when, as and if declared and unanimously approved by the board of directors, at the dividend rate of $0.71 per share. No distributions shall be made with respect to the Series A, Series B, Series C, Series D or the common stock unless the Series E dividend has been declared, and all such declared dividends have been paid or set aside for payment to the holders of Series E. After the payment or the setting aside of payment of the Series E dividend, the holders of outstanding shares of Series D shall be entitled to receive dividends, when, as and if declared by the board of directors, with unanimous approval, out of any assets at the time legally available therefore, at the dividend rate of $0.59 per share. After the payment or the setting aside of payment of the Series D dividend the holders of outstanding shares of Series B and Series C shall be entitled to receive dividends, when, as and if declared by the board of directors, with unanimous approval, out of any assets at the time legally available therefore, at the dividend rate of $1.29 and $1.29 per share, respectively. After the payment or the setting aside of payment of the Series B and Series C dividends, the holders of Series A shall be entitled to receive dividends, when, as and if declared by the board of directors, with unanimous approval, out of the assets at the time legally available therefore, at the dividend rate of $0.47 per share. No distributions shall be made with respect to the common stock unless the Series A dividend has been declared in accordance with the preferences stated herein and all such declared dividends have been paid or set aside for payment to the holders of Series A. The right to receive dividends on shares of Series A, Series B, Series C, Series D and Series E is not cumulative, and no rights to dividends shall accrue to holders of Series A, Series B, Series C, Series D and Series E by reasons on the fact that dividends on the shares are not declared or paid. No dividends have been declared through December 31, 2016.

Liquidation

In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, the holders of Series E are entitled to receive, prior and in preference to the holders of Series A, Series B, Series C, Series D and common stock, a per share amount equal to 1.0 times the purchase price plus any declared but unpaid dividends thereon. If upon the liquidation, dissolution or winding up of the Company, the assets of the Company legally available for distribution to the holders of Series E are insufficient to permit the payment to such holders of the full amounts above, then the entire assets of the Company legally available for distribution shall be distributed with equal priority and pro rata among the holders of the Series E in proportion to what they would otherwise be entitled to receive.

After the payment or the setting aside of payment of the full Series E liquidation preference and unpaid dividends, the holders of Series D shall be entitled to receive prior and in preference to the holders of Series C, Series B, Series A and common stock, a per share amount equal to 1.5 times the purchase price plus any declared but unpaid dividends thereon. If upon the liquidation, dissolution or winding up of the Company, the assets of the Company legally available for distribution to the holders of Series D are insufficient to permit the payment to such holders of the full amounts above, then the entire assets of the Company legally available for distribution shall be distributed with equal priority and pro rata among the holders of the Series E in proportion to what they would otherwise be entitled to receive. After the payment or setting aside of the full Series E and Series D liquidation preference and unpaid dividends the holders of Series C shall be entitled to receive, pari passu with Series B, prior and in preference to the holders of Series A and common stock, a per share amount equal to 1.5 times and 1.0 times their purchase price plus any declared but unpaid dividends thereon, respectively. If upon the liquidation, dissolution or winding up of the Company, the assets of the Company legally available for distribution to the holders of Series C and Series B are insufficient to permit the payment to such holders of the full amounts above, then the entire assets of the Company legally available for distribution shall be distributed with equal priority and pro rata among the holders of the Series C and Series B in proportion to what they would otherwise be entitled to receive.

After the payment or the setting aside of payment of the full Series E, D, B and C liquidation preference and unpaid dividends, Series A stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount per share for each share of Series A held by them equal to 1.0 times the purchase price plus all declared but unpaid dividends thereon, if any, on such share of Series A. If upon the liquidation, dissolution or winding up of the Company, the assets of the Company legally available for distribution to the holders of the preferred stock are insufficient to permit the payment to such holders of the full amounts above, then the entire assets of the Company legally available for distribution shall be distributed with equal priority and pro rata among the holders of the Series A.

After the payment or setting aside payment of the full Series E, D, B, C and A liquidation preference and unpaid dividends, the entire remaining assets of the Company legally available for distributions shall be distributed pro rata to holders of common stock.

Conversion

Each share of preferred stock is convertible, at the option of the holder at any time after the date of issuance of such share, into such number of fully paid and non-assessable shares of common stock determined by dividing the original issue price by the conversion price for such series in effect at the time of conversion.

The conversion price for the Series A, Series B, Series C, Series D and Series E is subject to adjustment in accordance with conversion provisions contained in the Company’s certificate of incorporation. The Series A, Series D and Series E convertible preferred stock are convertible into common stock on a one-for-one basis. The Series B and Series C convertible preferred stock are convertible into common stock on a one-for-2.00438849 and one-for-2.24685484 basis, respectively. The conversion price for the preferred stock is subject to anti-dilution provisions.

Each share of Series A, Series B, Series C, Series D and Series E is automatically converted into shares of common stock at the conversion price at the time in effect for such share immediately upon the Company’s sale of its common stock in a public offering provided that the offering price is not less than $17.65 per share (as adjusted for recapitalizations, stock combinations, stock dividends, stock splits and the like) and which results in aggregate cash proceeds of not less than $40.0 million before underwriting discounts, commissions, and fees (“Qualified IPO”). The preferred stock will also automatically convert upon the request for such conversion from the holders of at least 63% of the then outstanding shares of preferred stock and holders voting together as a single class on an as-if converted to common stock basis.

Classification

The Company had classified the convertible preferred stock as mezzanine equity on the consolidated balance sheets as the stock was contingently redeemable. Upon the occurrence of certain change in control events that are outside the Company’s control, including liquidation, sale or transfer of the Company, holders of the convertible preferred stock could cause redemption for cash. The Company had elected not to adjust the carrying value of the convertible preferred stock to the liquidation preferences of such shares because it was uncertain whether or when an event would occur that would obligate the Company to pay the liquidation preferences to the holders of convertible preferred stock. Subsequent adjustments to the carrying values to the liquidation preferences would be made only when it became probable that such a liquidation event would occur.

12. Preferred Stock Warrant Liabilities

In connection with a loan agreement that was entered into in November 2009, the Company issued a warrant to purchase 15,865 shares of Series A Preferred Stock at $5.67 per share that expires in November 2019. The fair value of the warrant was determined using the Black Scholes option pricing model and the following assumptions: volatility of 70%, risk free rate of 2.2%, exercise price of $5.67, and an expected life of ten years. The fair value of the warrant, $68,000, was recorded as a debt issuance cost and amortized over the loan draw down period to interest expense. The Company recorded a charge of $182,000, $38,000, and $28,000 related to change in the fair value of the warrants for the years ended December 31, 2016, 2015 and 2014, respectively. Upon the IPO, the Series A preferred stock warrant converted into a common stock warrant and was reclassified to additional paid-in-capital in the Company's balance sheet. The warrant was exercised through a cashless exercise on October 26, 2016 resulting in the issuance of a net 12,491 shares of the Company's common stock.

In November 2009, in connection with borrowings under a loan agreement, the Company issued warrants to purchase 8,813 shares of Series A Preferred Stock at $5.67 per share that expire November 2019. The fair value of the warrant was determined using the Black Scholes option pricing model and the following assumptions: volatility of 70%, risk free rate of 2.2%, exercise price of $5.67, and an expected life of ten years. The fair value of the warrant, $38,000, was recorded as a debt discount and amortized over the loan repayment period to interest expense. The Company recorded a charge of $101,000, $22,000, and $15,000 related to change in the fair value of the warrants for the years ended December 31, 2016, 2015 and 2014, respectively. Upon the IPO, the Series A preferred stock warrant converted into a common stock warrant and was reclassified to additional paid-in-capital in the Company's balance sheet. The warrant was exercised through a cashless exercise on October 26, 2016 resulting in the issuance of a net 6,939 shares of the Company's common stock.

In May 2010, in connection with borrowings under a loan agreement, the Company issued warrants to purchase 1,525 shares of Series B Preferred Stock at $16.39 per share that expire November 2019. The fair value of the warrant was determined using the Black-Scholes option pricing model and the following assumptions: volatility of 60%, risk free rate of 2.8%, exercise price of $16.39, and expected life of 9.5 years. The fair value of the warrant, $19,000, was recorded as a debt discount and amortized over the loan repayment period to interest expense. The Company recorded a charge of $14,000, $5,000 and $4,000 related to change in the fair value of the warrants for the years ended December 31, 2016, 2015 and 2014, respectively. Upon the IPO, the Series A preferred stock warrants converted into common stock warrants and was reclassified to additional paid-in-capital in the Company's balance sheet. The warrant was exercised through a cashless exercise on October 26, 2016 resulting in the issuance of a net 2,119 shares of the Company's common stock.

In February 2011, in connection with borrowings under a loan agreement, the Company issued warrants to purchase 11,592 shares of Series B Preferred Stock at $16.39 per share that expire February 2021. The fair value of the warrant was determined using the Black-Scholes option pricing model and the following assumptions: volatility of 60%, risk free rate of 3.4%, exercise price of $16.39, and expected life of 10 years. The fair value of the warrant, $121,000, was recorded as a debt discount and amortized over the loan repayment period to interest expense. The Company recognized a charge of $104,000, $42,000 and $29,000 related to change in the fair value of the warrants for the years ended December 31, 2016, 2015 and 2014, respectively. Upon the IPO, the Series A preferred stock warrants converted into common stock warrants and was reclassified to additional paid-in-capital in the Company's balance sheet. The warrant was exercised through a cashless exercise on October 26, 2016 resulting in the issuance of a net 16,113 shares of the Company's common stock.

In November 2012, in connection with borrowings under a convertible note, the Company issued warrants to purchase shares of Series C or New Preferred. The warrants were only exercisable if the Convertible Notes were converted into Series C or New Preferred. The warrants’ exercise price is $0.01 per share and they have a seven year term. On March 27, 2013 the Company closed the Series D financing. The warrants were converted into warrants to purchase 207,177 shares of Series D convertible preferred stock. The Company recognized a charge of $1,199,000, income of $42,000, and a charge of $178,000 related to change in the fair value of the warrants for the years ended December 31, 2016, 2015 and 2014, respectively. Upon the IPO when the Series A preferred stock warrants converted into common stock warrants and were reclassified to additional paid-in-capital in the Company's balance sheet. As a result, the warrants are no longer subject to fair value remeasurement.

In November 2012, in connection with borrowings under the CHCF Note (Note 8), the Company issued warrants to purchase shares of Series C or shares in the next equity financing with proceeds of at least $500,000. The warrants are for the number of shares equal to $150,000 divided by the price of Series C or the next equity financing and expire at the earlier of November 2022 or a liquidation event. To fair value the warrants at the date of issue and at December 31, 2012, the Company assumed Series C shares, which resulted in warrants to purchase 9,152 shares. The fair value of the warrants was determined using the Black-Scholes option pricing model and the following assumptions: volatility of 60%, risk free rate of 1.6%, exercise price of $16.39 and expected life of ten years. The fair value of the warrants, $153,000, was recorded as a debt discount and is being amortized over the loan repayment period to interest expense. On March 27, 2013 the Company closed the Series D financing. The warrants were converted into warrants to purchase 22,807 shares of Series D stock. The Company recognized a charge of

$50,000, $14,000, and $24,000 related to change in the fair value of the warrants for the years ended December 31, 2016, 2015 and 2014, respectively. The warrants were exercised on October 3, 2016.

In April 2013, in connection with borrowings under a loan agreement, the Company issued warrants to purchase 18,474 shares of Series D Preferred Stock at $7.31 per share that expire April 2023. The fair value of the warrant was determined by using an option pricing model prepared by a third-party based on an allocation of the company’s aggregate value to the outstanding equity instruments, applying a 22% discount to the warrant value for lack of marketability. The fair value of the warrant, $72,000, was recorded as a debt discount and is being amortized over the loan repayment period to interest expense, net. The Company recognized a charge of $217,000, $12,000 and $19,000 related to change in the fair value of the warrants for the year ended December 31, 2016, 2015 and 2014, respectively. The warrants were converted into warrants to purchase common stock upon the completion of the IPO in 2016, and were reclassified to additional paid-in-capital in the Company's balance sheet. The warrant was exercised through a cashless exercise on October 26, 2016 resulting in the issuance of a net 13,414 shares of the Company's common stock.

In June 2014, in connection with borrowings under the Second Amendment (Note 8), the Company issued warrants to purchase 20,136 shares of Series D Preferred Stock at $7.31 per share that expire June 2024. The fair value of the warrant was determined by using an option pricing model prepared by a third-party based on an allocation of the Company’s aggregate value to the outstanding equity instruments, applying a 30% discount to the warrant value for lack of marketability. The fair value of the warrant, $98,000, was recorded as a debt discount and is being amortized over the loan repayment period to interest expense. The Company recognized a charge of $237,000, a charge of $14,000, and income of $4,000 related to change in the fair value of the warrants for the years ended December 31, 2016, 2015 and 2014, respectively. The warrants were converted into warrants to purchase common stock upon the completion of the IPO in 2016, and were reclassified to additional paid-in-capital in the Company's balance sheet. The warrant for 10,068 shares was exercised through a cashless exercise on October 26, 2016 resulting in the issuance of a net 7,310 shares of the Company's common stock, and the warrant for 10,068 shares remains outstanding as of December 31, 2016.

In June 2015, in connection with the First Amendment of the CHCF Note, the Company issued warrants to purchase 8,552 shares of Series D Preferred Stock at $6.58 per share that expire at the earlier of November 2022 or a liquidation event. The fair value of the warrant was determined by using an option pricing model prepared by a third-party based on an allocation of the Company’s aggregate value to the outstanding equity instruments, applying discount rates of 13-27% to the warrant value for lack of marketability based on the anticipated holding periods to potential liquidity events utilized in the probability-weighted expected return model (“PWERM”). The fair value of the warrant, $44,000, was recorded as debt discount and is being amortized over the loan repayment period to interest expense. The Company recognized a charge of $19,000 and $6,000 related to change in the fair value of the warrants for the years ended December 31, 2016 and, 2015, respectively. The warrants were exercised on October 3, 2016.

13. Stock Incentive Plans

2006 Plan

In October 2006, the Company adopted the 2006 Equity Incentive Plan, as amended, (the “2006 Plan”). The Plan provides for the granting of stock options to employees and non-employees of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to employees and non-employees. The board of directors has the authority to determine to whom options will be granted, the number of options, the term and the exercise price.

Options under the Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. In general, options become exercisable at a rate of 25% after the first anniversary of the grant and then monthly vesting for an additional three years from date of grant. The term for options is no longer than five years for ISOs for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options. The Company issues new shares upon the exercise of options.

2016 Plan

In October 2016, the Company adopted the 2016 Equity Incentive Plan, (the “2016 Plan”). The 2016 Plan was subsequently approved by the Company’s stockholders and became effective on October 19, 2016, immediately before the effective date of the IPO. Following the effectiveness of the 2016 Plan, no additional options will be granted under the 2006 Plan. An aggregate of 3,865,000 additional shares are reserved for issuance under the 2016 Plan.  In addition, to the extent that any awards outstanding or subject to vesting restrictions under the 2006 Plan are subsequently forfeited or terminated for any reason before being exercised or settled, the shares of common stock reserved for issuance pursuant to such awards as of the closing of the IPO will become available for issuance under the 2016 Plan. The remaining shares available for grant under the 2006 Plan became available for issuance under the 2016 Plan upon the closing of the IPO. On the first day of each year beginning with 2017, the 2016 Plan authorizes an annual increase of the least of 3,865,000 shares, 5% of outstanding shares on the last day of the immediately preceding fiscal year or an amount as determined by the Company's Board of Directors. As of December 31, 2016, 3,743,037 shares were available for future issuance under the 2016 Plan.

Pursuant to the 2016 Plan, stock options, restricted shares, stock units, including restricted stock units and stock appreciation rights may be granted to employees, consultants, and outside directors of the Company. Options granted may be either ISOs or NSOs.

Stock options are governed by stock option agreements between the Company and recipients of stock options. ISOs and NSOs may be granted under the 2016 Plan at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant, determined by the Compensation Committee of the Board of Directors. Options become exercisable and expire as determined by the Compensation Committee, provided that the term of ISOs may not exceed ten years from the date of grant.

Employee Stock Purchase Program (“ESPP”)

In October 2016, the Company’s Board of Directors and stockholders approved the Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, the Company initially reserved 483,031 shares of common stock for issuance as of its effective date of October 19, 2016. On the first day of each calendar year, beginning in 2017, the number of shares in the reserve will increase by the least of 966,062 shares, 1.5% of the shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year the number of shares of stock as determined by the Company’s Board of Directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for twelve-month offering periods which each contain two six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the purchase period.

As of December 31, 2016, no shares of common stock have been issued to employees participating in the ESPP and 483,031 shares were available for issuance under the ESPP.

The Company used the following assumptions to estimate the fair value of the ESPP offered for the year ended December 31, 2016: expected term of .61 – 1.12 years, volatility of 53.21% - 57.69%, risk-free interest rate of 0.52% - 0.68% and expected dividend yield of zero.

Option Plan Activity

A summary of share-based awards available for grant is as follows:

Shares Available for Grant
Balance at December 31, 2013	382,071
Additional options authorized	356,979
Options granted	(429,474)
Options forfeited	38,238
Balance at December 31, 2014	347,814
Additional options authorized	781,954
Options granted	(915,080)
Options forfeited	117,250
Balance at December 31, 2015	331,938
Additional options authorized	3,865,000
Options granted	(466,914)
Options forfeited	13,013
Balance at December 31, 2016	3,743,037

The following table summarizes stock option activity under the 2006 and 2016 Plans, including grants to nonemployees:

		Options Outstanding
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2013	1,620,129	$3.59	8.20
Options granted	429,474	$3.86
Options exercised	(38,982)	$1.30
Options forfeited	(38,238)	$3.34
Balance at December 31, 2014	1,972,383	$3.70	7.86	$4,191
Options granted	915,080	$3.98
Options exercised	(84,300)	$3.71
Options forfeited	(117,250)	$3.94
Balance at December 31, 2015	2,685,913	$4.81	7.63	$11,589
Options granted	361,385	$15.65
Options exercised	(57,067)	$2.33
Options forfeited	(13,013)	$6.92
Balance at December 31, 2016	2,977,218	$6.16	6.93	$70,979
Options exercisable – December 31, 2016	1,940,798	$4.35	6.25	$49,775
Options vested and expected to vest – December 31, 2016	2,912,854	$6.06	7.06	$69,746

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock.

During the years ended December 31, 2016, 2015 and 2014, the Company granted options with a weighted-average grant date fair value of $8.76, $4.08 and $2.20 per share, respectively.

The aggregate intrinsic value of options exercised was $654,000, $237,000 and $96,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The total estimated grant date fair value of options vested during the period was $1.8 million, $1.1 million and $869,000, for the years ended December 31, 2016, 2015 and 2014, respectively.

The fair value of nonvested restricted stock units (“RSUs”) is based on our closing stock price on the date of grant.  A summary for the year ended December 31, 2016, is as follows:

	Shares Underlying RSUs	Weighted Average Grant Date Fair Value	Weighted Remaining Vesting Period (in years)	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2015	—	$—
Granted	105,529	27.39
Vested and released	—	—
Forfeited	—	—
Nonvested as of December 31, 2016	105,529	$27.39	2.12	$3,166

14. Stock-Based Compensation

Employee Stock-Based Compensation

The Company estimates the fair value of stock options using the Black-Scholes option valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the weighted average assumptions below. Each of these inputs is subjective and its determination generally requires significant judgment.

	Year Ended December 31
	2016	2015	2014
Expected term (in years)	6.1	6.1	6.1
Expected volatility	60.0%	60.0%	60.0%
Risk-free interest rate	1.42%	1.76%	2.08%
Dividend yield	0.0%	0.0%	0.0%

Fair Value of Common Stock— Prior to the completion of the Company’s IPO, the fair value of the shares of the Company’s common stock underlying the stock options had historically been determined by the Company’s board of directors. Because there had been no public market for the Company’s common stock, its board of directors determined the fair value of the Company’s common stock at the time of grant of the option by considering a number of objective and subjective factors, including valuations of comparable companies, sales of the Company’s convertible preferred stock, the Company’s operating and financial performance, the lack of liquidity of the Company’s capital stock, and the general and industry-specific economic outlooks. For stock options granted after the completion of the IPO, the Company’s Board of Directors determined the fair value of each share of underlying common stock based on the closing price of the Company’s common stock as reported on the date of grant.

Expected Term—The expected term represents the period that the share-based awards are expected to be outstanding. As the Company has very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock-option grants the Company has elected to use the “simplified method” as prescribed by authoritative guidance to compute expected term.

Expected Volatility—Since the Company does not have trading history for its common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded companies over a period equal to the expected term of the stock option grants. When selecting comparable publicly traded companies in a similar industry on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant for zero coupon U.S. Treasury notes with maturities approximately equal to expected term of the option award.

Expected Dividend Yield—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

In addition to the assumptions used in the Black-Scholes option-pricing model, the Company also estimates a forfeiture rate to calculate the stock-based compensation for the Company’s equity awards. The Company will continue to use judgment in evaluating the expected volatility, expected terms and forfeiture rates utilized for the Company’s stock-based compensation calculations on a prospective basis.

The following table summarizes the total stock-based compensation expense for options, RSUs and ESPP included in the consolidated statements of operations and comprehensive loss for all periods presented (in thousands):

	Year Ended December 31
	2016	2015	2014
Cost of revenue	$17	$17	$15
Research and development	203	165	80
Selling, general and administrative	1,651	1,228	733
Total stock-based compensation expense	$1,871	$1,410	$828

As of December 31, 2016, there was total unamortized compensation costs of $5.1 million, net of estimated forfeitures, related to unvested stock options which the Company expects to recognize over a period of approximately 2.9 years, $2.8 million, net of estimated forfeitures, related to unrecognized RSU expense, which the Company expects to recognize over a period of 2.1 years, and $1.9 million unrecognized ESPP expense, which the company will recognize over .92 years.

Non-Employee Stock-Based Compensation

Stock based compensation expense related to stock options granted to nonemployees is recognized as the stock options are earned. The measurement of stock based compensation for non-employees is subject to periodic adjustment as the underlying equity instruments vest, and the related compensation expense is based on the estimated fair value of the equity instruments using the Black Scholes option pricing model. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services received. Such expense was not material for the years ended December 31, 2016, 2015 and 2014.

15. Net Loss Per Common Share

As the Company had net losses for the years ended December 31, 2016, 2015 and 2014, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share during the years ended December 31, 2016, 2015 and 2014 (in thousands, except share and per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net loss	$(20,903)	$(22,799)	$(15,832)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	5,285,847	1,376,106	1,314,294
Net loss per common share, basic and diluted	$(3.95)	$(16.57)	$(12.05)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the years ended December 31, 2016, 2015 and 2014, because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2016	2015
Convertible preferred stock on an as-if converted basis	—	13,343,981
Options to purchase common stock	2,977,218	2,685,913
RSUs issued and unvested	105,529	—
Warrants to purchase convertible preferred stock on an as-if converted basis	—	328,114
Warrants to purchase common stock	217,245	—
Total	3,299,992	16,358,008

16. Selected Quarterly Financial Data (unaudited)

The following table presents selected unaudited financial data for each of the eight quarters in the two-year period ended December 31, 2016. The Company believes this information reflects all recurring adjustments necessary to fairly state this information when read in conjunction with the Company's financial statements and the related notes. Net loss per common share, basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period (in thousands of dollars, except for share and per share data):

Quarter Ended	March 31	June 30	September 30	December 31
2016:
Total revenues	$12,854	$15,734	$16,780	$18,704
Gross profit	8,195	10,578	11,498	12,918
Net loss	(6,126)	(4,436)	(4,075)	(6,266)
Net loss per common share, basic and diluted	$(4.34)	$(3.12)	$(2.80)	$(0.37)
2015:
Total revenues	$7,055	$8,887	$9,344	$10,854
Gross profit	3,882	5,269	5,596	6,693
Net loss	(4,392)	(4,959)	(5,746)	(7,702)
Net loss per common share, basic and diluted	$(3.31)	$(3.66)	$(4.07)	$(5.46)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2016, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ending December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of this Annual Report on Form 10-K:
(1)	All financial statements;
(2)	Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below.
(3)

Those exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter) and by paragraph (b) below. Identify in the list each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

(b)	Registrants shall file, as exhibits to this form, the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).
(c)

Registrants shall file, as financial statement schedules to this form, the financial statements required by Regulation S-X (17 CFR 210) which are excluded from the annual report to shareholders by Rule 14a-3(b) including (1) separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons; (2) separate financial statements of affiliates whose securities are pledged as collateral; and (3) schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 31, 2017	By:	/s/ Kevin M. King
Kevin M. King
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin M. King	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2017
Kevin M. King

/s/ Matthew C. Garrett	Chief Financial Officer (Principal Financial Officer)	March 31, 2017
Matthew C. Garrett

/s/ Tiba Aynechi	Director	March 31, 2017
Tiba Aynechi

/s/ Casper L. de Clercq	Director	March 31, 2017
Casper L. de Clercq

/s/ Vijay K. Lathi	Director	March 31, 2017
Vijay K. Lathi

/s/ Mark J. Rubash	Director	March 31, 2017
Mark J. Rubash

/s/ Raymond W. Scott	Director	March 31, 2017
Raymond W. Scott

/s/ Abhijit Y. Talwalkar	Director and Chairman of the Board	March 31, 2017
Abhijit Y. Talwalkar

Exhibit Index

Exhibit		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-37918	3.1	October 26, 2016
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-37918	3.2	October 26, 2016
4.1	Specimen Common Stock Certificate of the Registrant.	S-1	333-213773	4.1	September 23, 2016
4.2	Amended and Restated Investors’ Rights Agreement dated May 16, 2014 by and among the Registrant and certain stockholders.	S-1/A	333-213773	4.2	October 7, 2016
4.1	Warrant to Purchase Stock issued to Life Science Loans, LLC dated as of June 3, 2014.	S-1	333-213773	4.8	September 23, 2016
10.1+	Form of Indemnification Agreement for directors and executive officers.	S-1	333-213773	10.1	September 23, 2016
10.2+	2006 Stock Plan, as amended, and Form of Option Agreement thereunder.	S-1	333-213773	10.2	September 23, 2016
10.3+	2016 Equity Incentive Plan and related form agreements.	S-1/A	333-213773	10.3	October 7, 2016
10.4+	2016 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-213773	10.4	October 7, 2016
10.5+	Executive Incentive Compensation Plan.	S-1/A	333-213773	10.5	October 7, 2016
10.6	Manufacturing Services Agreement dated February 28, 2009 between the Registrant and Jabil Circuit, Inc.	S-1	333-213773	10.6	September 23, 2016
10.7	Memorandum of Understanding dated February 16, 2015 between the Registrant and Jabil Circuit, Inc.	S-1	333-213773	10.7	September 23, 2016
10.8	Warland Business Park Lease dated April 20, 2015 between the Registrant and Warland Investments Company.	S-1	333-213773	10.8	September 23, 2016
10.9	Office Lease dated April 30, 2008 between the Registrant and 650 Townsend Associates, LLC.	S-1/A	333-213773	10.9	October 7, 2016
10.10	First Amendment to Lease dated February 26, 2010 between the Registrant and 650 Townsend Associates, LLC.	S-1	333-213773	10.10	September 23, 2016
10.11	Second Amendment to Lease dated December 19, 2011 between the Registrant and 650 Townsend Associates, LLC.	S-1	333-213773	10.11	September 23, 2016
10.12	Third Amendment to Lease dated January 8, 2014 between the Registrant and Big Dog Holdings, LLC, as successor in interest to 650 Townsend Associates LLC.	S-1	333-213773	10.12	September 23, 2016
10.13	Fourth Amendment to Lease dated April 22, 2015 between the Registrant and Big Dog Holdings, LLC, as successor in interest to 650 Townsend Associates LLC.	S-1	333-213773	10.13	September 23, 2016
10.14	Fifth Amendment to Lease dated November 20, 2015 between the Registrant and Big Dog Holdings, LLC, as successor in interest to 650 Townsend Associates LLC.	S-1	333-213773	10.14	September 23, 2016
10.15	Sixth Amendment to Lease dated August 10, 2016 between the Registrant and Big Dog Holdings, LLC, as successor in interest to 650 Townsend Associates LLC.	S-1	333-213773	10.15	September 23, 2016
10.16	Sublease dated October 29, 2009 between the Registrant and Freedomroads, LLC.	S-1/A	333-213773	10.16	October 7, 2016
10.17	First Amendment to Sublease dated June 1, 2010 between the Registrant and Freedomroads, LLC.	S-1/A	333-213773	10.17	October 7, 2016

Exhibit		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.18	Second Amendment to Sublease dated September 24, 2013 between the Registrant, Freedomroads, LLC and FRHP Lincolnshire, LLC.	S-1	333-213773	10.18	September 23, 2016
10.19	Sublease dated April 15, 2014 between the Registrant and Lone Star R.S. Platou, Inc.	S-1	333-213773	10.19	September 23, 2016
10.20±	Services Agreement dated December 24, 2013 between the Registrant and XIFIN, Inc.	S-1	333-213773	10.20	September 23, 2016
10.21	Second Amended and Restated Loan and Security Agreement dated December 4, 2015 between the Registrant and Silicon Valley Bank.	S-1/A	333-213773	10.21	October 7, 2016
10.22	Loan Agreement dated December 4, 2015 between the Registrant and Biopharma Secured Investments III Holdings Cayman LP.	S-1	333-213773	10.22	September 23, 2016
10.23	Guaranty and Security Agreement dated December 4, 2015 by the Registrant and each other grantor from time to time party thereto in favor of Biopharma Secured Investments III Holdings Cayman LP.	S-1	333-213773	10.23	September 23, 2016
10.24	Note Purchase Agreement dated November 16, 2012, as amended, by and between the Registrant and California HealthCare Foundation, exhibits related thereto and related Promissory Note.	S-1/A	333-213773	10.24	October 7, 2016
10.25+	Employment Letter to Kevin M. King dated July 23, 2012 between the Registrant and Kevin M. King.	S-1	333-213773	10.25	September 23, 2016
10.26+	Employment Letter to David A. Vort dated November 22, 2013 between the Registrant and David A. Vort.	S-1	333-213773	10.26	September 23, 2016
10.27+	Employment Letter to Derrick Sung dated March 24, 2015 between the Registrant and Derrick Sung.	S-1	333-213773	10.27	September 23, 2016
10.28+	Employment Letter to Matthew C. Garrett dated December 2, 2012 between the Registrant and Matthew C. Garrett.	S-1	333-213773	10.28	September 23, 2016
10.29	Form of Change of Control and Severance Agreement to be effective upon the closing of the offering.	S-1	333-213773	10.29	September 23, 2016
10.30	Office Lease (Suite 500) dated August 9, 2016 between the Registrant and Big Dog Holdings, LLC.	S-1	333-213773	10.30	September 23, 2016
10.31	Note and Warrant Purchase Agreement dated November 1, 2012, by and among the Registrant and the persons and entities listed on the Schedule of Investors attached thereto as Exhibit A and exhibits related thereto.	S-1/A	333-213773	10.31	October 7, 2016
21.1	List of Subsidiaries of Registrant.	S-1	333-213773	21.1	September 23, 2016
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†

The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of iRhythm Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

+	Indicates management contract or compensatory plan.
±	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and have been filed separately with the Securities and Exchange Commission.