Form 10-Q
period 2017-03-31
iRhythm Technologies, Inc.
filed 2017-05-12
CIK 1388658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 22,228,349.

IRHYTHM TECHNOLOGIES, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC as exhibits to the Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$15,583	$51,643
Investments, short-term	77,397	54,407
Accounts receivable, net	10,982	9,406
Inventory	1,156	1,390
Prepaid expenses and other current assets	1,388	1,671
Restricted cash	91	91
Total current assets	106,597	118,608
Investments, long-term	16,429	10,981
Property and equipment, net	5,529	4,653
Goodwill	862	862
Other assets	3,384	3,052
Total assets	$132,801	$138,156
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,413	$2,103
Accrued liabilities	8,284	10,165
Deferred revenue	980	947
Total current liabilities	10,677	13,215
Debt	32,652	32,227
Deferred rent, noncurrent portion	26	26
Accrued interest, net of current portion	134	126
Total liabilities	43,489	45,594
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, $0.001 par value – 5,000,000 authorized at March 31, 2017 and December 31, 2016, respectively; and none issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value – 100,000,000 shares authorized at March 31, 2017 and December 31, 2016, respectively; 22,153,146 and 22,139,346 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	27	22
Additional paid-in capital	221,776	219,718
Accumulated other comprehensive loss	(19)	(9)
Accumulated deficit	(132,472)	(127,169)
Total stockholders’ equity	89,312	92,562
Total liabilities, stockholders’ equity	$132,801	$138,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenue	$21,437	$12,854
Cost of revenue	6,337	4,659
Gross profit	15,100	8,195
Operating expenses:
Research and development	2,621	1,545
Selling, general and administrative	17,224	11,521
Total operating expenses	19,845	13,066
Loss from operations	(4,745)	(4,871)
Interest expense	(822)	(795)
Other income (expense), net	264	(460)
Net loss	$(5,303)	$(6,126)
Net loss per common share, basic and diluted	$(0.24)	$(4.34)
Weighted-average shares used to compute net loss per common share, basic and diluted	22,151,926	1,413,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Net Loss	$(5,303)	$(6,126)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(19)	—
Comprehensive loss	$(5,322)	$(6,126)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(5,303)	$(6,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	298	227
Stock-based compensation	2,028	408
Amortization of debt discount and issuance costs	64	62
Amortization of premiums (accretion of discounts) on investments, net	(46)	—
Non-cash interest expense	375	361
Change in allowance for doubtful accounts and contractual allowance	1,772	1,038
Change in fair value of preferred stock warrant liabilities	—	462
Changes in operating assets and liabilities:
Accounts receivable	(3,348)	(3,134)
Inventory	234	(236)
Prepaid expenses and other current assets	403	42
Other assets	(346)	(230)
Accounts payable	(690)	1,009
Accrued liabilities	(1,873)	(3,239)
Deferred revenue	33	(132)
Net cash used in operating activities	(6,399)	(9,488)
Cash flows from investing activities
Purchases of property and equipment	(1,174)	(659)
Purchases of available-for-sale investments	(31,822)	—
Maturities of available-for-sale investments	3,300	—
Net cash used in investing activities	(29,696)	(659)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases	35	6
Payments of deferred issuance costs	—	(822)
Net cash provided by (used in) financing activities	35	(816)
Net decrease in cash and cash equivalents	(36,060)	(10,963)
Cash and cash equivalents, beginning of period	51,643	25,208
Cash and cash equivalents, end of period	$15,583	$14,245
Supplemental disclosures of cash flow information
Interest paid	$375	$472
Non-cash investing and financing activities
Series E Preferred Stock Issuance costs included in accrued liabilities	$—	$52
Deferred offering costs included in accounts payables and accrued liabilities	$—	$923

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

Reverse Stock Split

On October 4, 2016, the Company’s board of directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of the Company’s issued and outstanding common stock at a 1-for-5.882698 ratio, which was effected on October 5, 2016. The par value and authorized shares of common stock and convertible preferred stock were not adjusted as a result of the reverse split. All issued and outstanding common stock, options to purchase common stock and per share amounts contained in these condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year.

The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2016 included in the Company’s Form 10-K, filed with the SEC on March 31, 2017, pursuant to Rule 424(b) under the Securities Act of 1934.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements are consolidated for the three months ended March 31, 2017  and 2016 and include the accounts of iRhythm Technologies, Inc. and its wholly-owned subsidiary, iRhythm Technologies Ltd., established in March 2016. The financial statements of iRhythm Technologies Ltd. use the U.S. dollar as the functional currency. For all non-functional currency balances, the remeasurement of such balances to functional currency results in a foreign exchange transaction gain or loss, which is recorded in the consolidated statements of operations.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contractual allowances for revenue, allowance for doubtful accounts, the useful lives of property and equipment, the recoverability of long-lived assets including the estimated usage of the printed circuit board assemblies (“PCBAs”), the valuation of deferred tax assets, the fair value of the Company’s preferred and common stock and stock-based compensation. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results may differ from those estimates.

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

The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on its historical experience as a component of selling, general and administrative expenses. The Company establishes a contractual allowance, which is a reduction in revenue, for estimated uncollectible amounts from Centers for Medicare & Medicaid Services (“CMS”), and contracted third-party commercial payors.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table presents the changes in the allowance for doubtful accounts:

	March 31,	December 31,
	2017	2016
Balance, beginning of period	$1,792	$1,125
Add: provision for doubtful accounts	561	1,960
Less: write-offs, net of recoveries and other adjustments	(132)	(1,293)
Balance, end of period	$2,221	$1,792

The following table presents the changes in the contractual allowance:

	March 31,	December 31,
	2017	2016
Balance, beginning of period	$2,340	$338
Add: contractual allowances	1,211	2,726
Less: write-offs, net of recoveries and other adjustments	(86)	(724)
Balance, end of period	$3,465	$2,340

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

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. The Company records an allowance for doubtful accounts when it becomes probable that a receivable will not be collected. Government agencies, including CMS and the Veterans Administration, accounted for approximately 37% and 42% of the Company’s revenue for the three months ended March 31, 2017 and 2016 respectively. Accounts receivable related to government agencies accounted for 24% and 27% at March 31, 2017 and December 31, 2016, respectively.

Supply Risk

While the company has not experienced manufacturing supply disruptions to date, the Company relies on single-source vendors for the supply of its reusable printed circuit board assemblies, disposable housings, instruments and other materials used to manufacture the ZIO Patch and the adhesive that binds the ZIO Patch to a patient’s body. These components and materials are critical, and there could be a considerable delay in finding alternative sources of supply.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Inventory

Inventory is stated at the lower of cost or market, cost being determined on a standard cost basis for material costs and on actual cost basis for labor and overhead, which approximates actual cost on a first in, first out  (“FIFO)” basis, and market being determined as the lower of cost or net realizable value. The Company records write-downs of inventory that is obsolete or in excess of anticipated demand or market value based on consideration of product lifecycle stage, technology trends, product development plans and assumptions about future demand and market conditions. Actual demand may differ from forecasted demand and such differences may have a material effect on recorded inventory values. Inventory write-downs are charged to cost of revenue and establish a new cost basis for the inventory.

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

Internal-Use Software

The Company capitalizes costs related to internal-use software during the application development stage. Costs related to planning and post implementation activities are expensed as incurred. Capitalized internal-use software is amortized, and recognized as cost of revenue, on a straight-line basis over the estimated useful life, which is up to five years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Capitalized internal-use software costs are classified as a component of property and equipment.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Goodwill is tested for impairment on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Such events or circumstances may include significant adverse changes in the general business climate, among other things. The impairment test is performed by determining the enterprise fair value of the Company, which is primarily based on the Company’s market capitalization. If the Company’s carrying value, as a one reporting unit entity, is less than its fair value, then the fair value is allocated to all of its assets and liabilities (including any unrecognized intangible assets) as if the fair value was the purchase price to acquire the Company. The excess of the fair value over the amounts assigned to the Company’s assets and liabilities is the implied fair value of the goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company performs its annual evaluation of goodwill during the fourth quarter of each fiscal year. The Company did not record any charges related to goodwill impairment in any of the periods presented in these condensed consolidated financial statements.

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

Other Assets

Included in the other assets are PCBAs totaling $3.1 million and $2.8 million as of March 31, 2017 and December 31, 2016, respectively. The Company uses a PCBA in each wearable device and it is used numerous times and has a useful life beyond one year. Each time the PCBA is used in a wearable device, a portion of the cost of the PCBA is recorded as a cost of revenue. The Company has based its estimates of how many times a PCBA can be used on testing in research and development, loss rates, product obsolescence, and the amount of time it takes the device to go through the manufacturing, shipping, customer shelf and patient wear time and upload process. The Company periodically evaluates the use estimate.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Comprehensive Loss

Comprehensive loss represents all changes in stockholders' equity except those resulting from and distributions to stockholders. The Company’s unrealized gains and losses on available-for-sale securities represent the only component of other comprehensive loss that are excluded from the reported net loss and that are presented in the condensed consolidated statements of comprehensive loss.

Revenue Recognition

The Company’s devices, cardiac rhythm monitors, have a wear period for up to 14 days for the ZIO Patch Service or 30 days for the ZIO Event Card. The Company's services, consisting of the delivery of reports containing analysis of data captured by the physical device to the prescribing physician, are generally billable at the start of the wear period or when reports are issued to physicians, depending on the service provided. For the ZIO Event Card, the Company recognizes revenue on a straight-line basis over the applicable wear period, as the event monitoring results are delivered to physicians. For the ZIO Patch Service, the Company recognizes the revenue at the time that a report is delivered to a physician. For all services performed, the Company considers whether or not the following revenue recognition criteria are met: persuasive evidence of an arrangement exists and delivery has occurred or services have been rendered. For services performed for customers the Company invoices directly, additional revenue recognition criteria include that the price is fixed and determinable and collectability is reasonably assured; for customers in which the Company submits claims to third party commercial and governmental payors for reimbursement, it recognizes revenue only when a reasonable estimate of reimbursement can be made.

The assessment of whether a reasonable estimate of reimbursement can be made requires significant judgment by management. Where management's judgment indicates a reasonable estimate of reimbursement can be made, revenue is recognized upon delivery of the patient report for the ZIO Patch Service and straight-line for the ZIO Event Card. Some patients have out-of-pocket costs for amounts not covered by their insurance carrier, and the Company may bill the patient directly for these amounts in the form of co-payments and co-insurance in accordance with their insurance carrier and health plans. Some payors may not cover the Company's service as ordered by the prescribing physician under their reimbursement policies. In the absence of an agreement with the patient or other clearly enforceable legal right to demand payment from the patient, the related revenue is recognized upon the earlier of notification of the payor benefits allowed or when payment is received, until the Company has the ability to make a reasonable estimate.  Once a reasonable estimate can be made, revenue is recognized upon delivery of the service.  During Q1 2017, the Company recognized revenue from certain non-contracted payors as a reasonable estimate was able to be made, primarily based on the consistency of historical payments.

The Company recognizes revenue related to billings for CMS and commercial payors on an accrual basis, net of contractual allowances, when a reasonable estimate of reimbursement can be made. These contractual allowances represent the difference between the list price (the billing rate) and the reimbursement rate for each payor. Upon ultimate collection from CMS and commercial payors, the amount is compared to the previous estimates and the contractual allowance is adjusted accordingly. Until a contract has been negotiated with a commercial payor, the Company’s services may or may not be covered by these entities' existing reimbursement policies. In addition, patients do not enter into direct agreements with the Company that commit them to pay any portion of the cost of the service in the event that their insurance declines to reimburse the Company. In the absence of an agreement with the patient or other clearly enforceable legal right to demand payment from the patient, the related revenue is recognized upon the earlier of notification of the payor benefits allowed or when payment is received, until the Company has the ability to make a reasonable estimate. Revenue related to these uncontracted claims was $2.9 million and $1.8 million for the three months ended March 31, 2017 and 2016, respectively. Revenue recognized on an accrual basis was $18.5 million and $11.1 million for the three months ended March 31, 2017 and 2016, respectively.

Certain of the Company’s customers pay the Company directly for the ZIO Service upon shipment of devices. Such advance payments are recorded as deferred revenue on the condensed consolidated balance sheets and revenue is recognized when reports are delivered to physicians.

Cost of Revenue

Cost of revenue is expensed as incurred and includes direct labor, material costs, equipment and infrastructure expenses, amortization of internal-use software, allocated overhead, and shipping and handling. Material costs include both the disposable costs of the device and amortization of the PCBAs. Each time the PCBA is used in a wearable device, a portion of the cost of the PCBA is recorded as a cost of revenue.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Stock-based Compensation

The Company measures its stock-based awards made to employees based on the estimated fair values of the awards as of the grant date.  The fair value of stock options are determined using the Black-Scholes option pricing model. Stock-based compensation expense is recognized over the requisite service period using the straight-line method and is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As such, the Company’s stock-based compensation is reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For restricted stock, the compensation cost for these awards is based on the closing price of the Company’s common stock on the date of grant, and recognized as compensation expense on a straight-line basis over the requisite service period.

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

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In July 2015, the FASB issued ASU No. 2015-11, Inventory, Simplifying the Measurement of Inventory. Under ASU 2015-11, the measurement principle for inventory will change from lower of cost or market value to lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company adopted this guidance effective January 1, 2017, and there was no impact on the condensed consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under ASU 2015-17, deferred tax liabilities and assets will be classified as noncurrent on the balance sheet. Previous guidance required deferred tax liabilities and assets to be separated into current and noncurrent amounts on the balance sheet. The guidance is effective for annual periods beginning after December 15, 2016 and for interim periods within those annual periods. Early adoption is permitted. The Company adopted this guidance effective January 1, 2017, and there was no impact on the condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This ASU was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. This standard covers accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. As a result of adopting ASU No. 2016‑09 on January 1, 2017, the Company has made an accounting policy election to continue to estimate forfeitures. The adoption of ASU No. 2016‑09 also requires excess tax benefits and tax deficiencies be recorded in the income statement as opposed to additional paid‑in capital when the awards vest or are settled, and has been applied on a prospective basis with no impact on the condensed consolidated financial statements as of and for the three months ended March 31, 2017. As a result of the adoption, the Company's increased its total NOLs by $0.1 million on January 1, 2017 related to deferred tax assets that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting purposes. This amount is fully offset by the valuation allowance.

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

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

3. Cash Equivalents and Investments

The fair value of securities, not including cash at March 31, 2017 and December 31, 2016, were as follows (in thousands):

	March 31, 2017
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$14,026	$1	$—	$14,027
U.S. government securities	32,921	1	(13)	32,909
Corporate notes	27,608	5	(13)	27,600
Commercial paper	33,317	—	—	33,317
Total available-for-sale securities	$107,872	$7	$(26)	$107,853
Classified as:
Cash equivalents				$14,027
Short-term investments				77,397
Long-term investments				16,429
Total cash equivalents and investments				$107,853

	December 31, 2016
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$45,937	$—	$—	$45,937
U.S. government securities	16,479	11	—	16,490
Corporate notes	23,947	—	(20)	23,927
Commercial paper	24,971	—	—	24,971
Total available-for-sale securities	$111,334	$11	$(20)	$111,325
Classified as:
Cash equivalents				$45,937
Short-term investments				54,407
Long-term investments				10,981
Total cash equivalents and investments				$111,325

Available-for-sale securities held as of March 31, 2017 had a weighted average days to maturity of 174 days. There have been no material realized gains or realized losses on available-for-sale securities for the periods presented.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As the carrying value approximates the fair value for the Company’s cash equivalents, short-term and long-term investments shown in the tables above, the following table summarizes the fair value of the Company’s cash equivalents, short-term and long-term investments classified by maturity (in thousands):

	March 31,	December 31,
	2017	2016
Due within one year	$91,424	$100,344
Due after one year through three years	16,429	10,981
Total available-for-sale marketable debt securities	$107,853	$111,325

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

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$14,027	$—	$—	$14,027
U.S. government securities	—	32,909	—	32,909
Corporate notes	—	27,600	—	27,600
Commercial paper	—	33,317	—	33,317
Total	$14,027	$93,826	$—	$107,853

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$45,937	$—	$—	$45,937
U.S. government securities	—	$16,490	—	16,490
Corporate notes	—	$23,927	—	23,927
Commercial paper	—	$24,971	—	24,971
Total	$45,937	$65,388	$—	$111,325

The following table sets forth a summary of the changes in the fair value of the preferred stock warrants which is classified as Level 3 in the fair value hierarchy. There were no transfers into or out of Level 3 during the periods (in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Beginning balance	$—	$2,949
Total change in fair value recorded as other expense, net	—	461
Ending balance	$—	$3,410

The valuation of the preferred stock warrant liabilities is discussed in Note 11.

5. Balance Sheet Components

Inventory and PCBAs

Inventory and PCBAs consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$989	$839
Finished goods	3,255	3,324
Total	$4,244	$4,163

Reported on the consolidated balance sheet as:
Inventory	$1,156	$1,390
Other assets	3,088	2,773
Total	$4,244	$4,163

Amounts reported as other assets are comprised of the PCBA costs that are included in both raw materials and finished goods totals above.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Laboratory and manufacturing equipment	$1,889	$1,509
Computer equipment and software	821	736
Furniture and fixtures	668	657
Leasehold improvements	510	502
Internal-use software	3,590	2,900
Total property and equipment, gross	7,478	6,304
Less: accumulated depreciation and amortization	(1,949)	(1,651)
Total property and equipment, net	$5,529	$4,653

Depreciation and amortization expense for the three months ended March 31, 2017 and 2016 was $298,000 and $227,000, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued vacation	$1,868	$1,642
Accrued payroll and related expenses	2,912	6,179
Accrued ESPP contributions	1,100	417
Accrued professional services fees	806	636
Other	1,598	1,291
Total accrued liabilities	$8,284	$10,165

6. Related-Party Transactions

Kaiser Permanente (“Kaiser”) is a common stockholder of the Company, representing 6.1% ownership of the total outstanding shares of the Company as of December 31, 2016. For the three months ended March 30, 2017 and 2016, the Company recognized revenue of $844,000 and $577,000 respectively, for transactions with Kaiser. The amounts receivable from transactions with Kaiser were $665,000, and $449,000 as of March 31, 2017 and December 31, 2016, respectively. Kaiser additionally performs services related to clinical trials and the Company utilizes Kaiser for employee healthcare. The total expense recorded was $111,000 and $117,000 as of March 31, 2017 and 2016, respectively. The amounts outstanding and included in accounts payable and accrued liabilities were $159,000 and $229,000 as of March 31, 2017, and December 31, 2016 respectively.

7. Commitments and Contingencies

Lease Arrangements

The Company leases office and manufacturing space under non-cancelable operating leases which expire on various dates through 2027. These leases generally contain scheduled rent increases or escalation clauses and renewal options. The Company recognizes rent expense on a straight-line basis over the lease period.

As discussed further in Note 15, in May 2017, the Company entered into a commercial building lease agreement which will expire in September 2027.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the Company’s future minimum lease payments as of March 31, 2017 including the lease signed in May 2017 (in thousands):

Year Ending December 31:
2017 (remainder of year)	$3,690
2018	5,089
2019	5,108
2020	1,178
2021 and beyond	2,948
Total	$18,013

The Company’s rent expense was $1.1 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.

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

8. Debt

Pharmakon Loan Agreement

In December 2015, the Company entered into the Loan Agreement with Biopharma Secured Investments III Holdings Cayman LP, or Pharmakon (the “Pharmakon Loan Agreement”). The Pharmakon Loan Agreement provides for up to $55.0 million in term loans split into two tranches as follows: (i) the Tranche A Loans are $30.0 million in term loans, and (ii) the Tranche B Loans are up to $25.0 million in term loans. The Tranche A Loans were drawn on December 4, 2015. The Tranche B Loans were available to be drawn prior to December 4, 2016. No additional draw was made.

During the first full eight quarters, payments are interest only and for the first two years, 50% of the interest will be “paid-in-kind.” The Company is subject to a financial covenant related to minimum trailing revenue targets that begins in June 2017, and is tested on a semi-annual basis. The minimum net revenue covenant ranges from $44.7 million for the period ended June 30, 2017 to $102.6 million for the period ended December 31, 2021. The minimum net revenues financial covenant has a 45-day equity cure period following required delivery date of the financial statements. Pursuant to this equity cure provision, the Company may cure a revenue covenant default by raising additional funds from the sale of equity. The loan matures December 2021.

The Tranche A Loans bear interest at a fixed rate equal to 9.50% per annum that is due and payable quarterly in arrears. During the first eight calendar quarters, 50% of the interest due and payable shall be added to the then outstanding principal.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

In December 2015, the Company used the proceeds from the Pharmakon Loan Agreement to repay $4.9 million of bank debt to SVB. The issuance costs and debt discount have been netted against the borrowed funds on the balance sheet. The debt balance as of March 31, 2017 and December 31, 2016 was $31.2 million and $30.8 million, respectively.

Bank Debt

In June 2014, the Company refinanced its debt with SVB by entering into the Second Amendment to the Amended and Restated Loan Security Agreement (“Second Amendment”). Under this amendment, the Company borrowed $4.9 million with an additional advance of $5.0 million available. All the borrowings under the Second Amended Loan Agreement were collateralized by all of the Company’s assets, excluding intellectual property. In connection with entering into the Amended Loan Agreement, the Company issued warrants to purchase 20,136 shares of Series D at $7.31 per share that expire in June 2024 (See Note 11).

In December 2015, the Company used the proceeds from the Pharmakon Loan Agreement to repay $4.9 million of bank debt to SVB and entered into a Second Amended and Restated Loan and Security Agreement with SVB, or the SVB Loan Agreement. Under the SVB Loan Agreement the Company may borrow, repay and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $15.0 million, until December 4, 2018, when all outstanding principal and accrued interest becomes due and payable. Any principal amount outstanding under the SVB revolving credit line shall bear interest at a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” plus 0.25%, are tied to the Company’s trailing six-month revenue and subject to certain revenue targets. The Company may borrow up to 80% of its eligible accounts receivable, up to the maximum of $15.0 million.

In August 2016, the Company obtained a $3.1 million letter of credit pursuant to the SVB revolving credit facility in connection with a lease for the San Francisco office. As of March 31, 2017 and December 31, 2016, the Company was eligible to borrow up to $ 6.5 million and $2.5 million, respectively, under the SVB revolving credit line.

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

In June 2015, the Company amended the CHCF Note to extend the maturity date to May 2018. In partial consideration for the amendment, the Company issued 8,552 warrants at $6.58 exercise price per share of the Company’s Series D convertible preferred stock. See Note 11 for further discussion of the warrants. The CHCF note is subordinate to other bank debt. The debt balance, net of debt discount, as of March 31, 2017 and December 31, 2016 was $1.5 million and $1.5 million, respectively.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. Income Taxes

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2017 and 2016, respectively, as it reported losses in each period which are not more likely than not to be realized. Due to the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.

At December 31, 2016, the Company had $0.6 million of unrecognized tax benefit, none of which, if recognized, would affect the effective tax rate as most of the unrecognized tax benefit is deferred tax assets currently offset by a valuation allowance.

The Company has not recognized any interest and penalties related to uncertain tax positions as part of the income tax provision.

A number of years may elapse before an uncertain tax position is audited and finally resolved.  While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome.  The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances.  Settlement of any particular position could require the use of cash.  As of March 31, 2017, changes to the Company’s uncertain tax positions in the next twelve months that are reasonably possible are not expected to have a material impact on the Company’s financial position or results of operations.

10. Stockholders’ Equity

Common stock

As of March 31, 2017, the Company’s amended and restated certificate of incorporation dated October 2016, authorized the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors. No dividends were declared through March 31, 2017.

The Company had reserved shares of common stock for issuance as follows:

	March 31,	December 31,
	2017	2016
Options issued and outstanding	3,315,677	2,977,218
Unvested Restricted Stock Units	332,592	105,529
Common stock warrants issued and outstanding	217,051	217,245
Shares available for grant under future stock plans	5,085,996	4,226,068
	8,951,316	7,526,060

11. Preferred Stock Warrant Liabilities

In November 2012, in connection with borrowings under a convertible note, the Company issued warrants to purchase shares of Series C or New Preferred. The warrants were only exercisable if the Convertible Notes were converted into Series C or New Preferred. The warrants’ exercise price is $0.001 per share and they have a seven year term. On March 27, 2013 the Company closed the Series D financing. The warrants were converted into warrants to purchase 207,177 shares of Series D convertible preferred stock. The Company recognized a charge of $294,000 related to change in the fair value of the warrants for the three months ended March 31, 2016. The warrants were exercised on October 3, 2016. Upon the IPO when the Series A preferred stock warrants converted into common stock warrants and were reclassified to additional paid-in-capital in the Company's balance sheet. As a result, the warrants are no longer subject to fair value remeasurement. In January 2017, 194 warrants were exercised.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In June 2014, in connection with borrowings under the Second Amendment (Note 7), the Company issued warrants to purchase 20,136 shares of Series D Preferred Stock at $7.31 per share that expire June 2024. The fair value of the warrant was determined by using an option pricing model prepared by a third-party based on an allocation of the Company’s aggregate value to the outstanding equity instruments, applying a 30% discount to the warrant value for lack of marketability. The fair value of the warrant, $98,000, was recorded as a debt discount and is being amortized over the loan repayment period to interest expense. The Company recognized a charge of $27,000 related to change in the fair value of the warrants for the three months ended March 31, 2016. The warrants were converted into warrants to purchase common stock upon the completion of the IPO in 2016, and were reclassified to additional paid-in-capital in the Company's balance sheet. One of the warrants for 10,068 shares was exercised through a cashless exercise on October 26, 2016 resulting in the issuance of a net 7,310 shares of the Company's common stock, and the other warrant for 10,068 shares remains outstanding as of March 31, 2017.

12. Stock Incentive Plans

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

2016 Plan

In October 2016, the Company adopted the 2016 Equity Incentive Plan, (the “2016 Plan”). The 2016 Plan was subsequently approved by the Company’s stockholders and became effective on October 19, 2016, immediately before the effective date of the IPO. Following the effectiveness of the 2016 Plan, no additional options will be granted under the 2006 Plan. In addition, to the extent that any awards outstanding or subject to vesting restrictions under the 2006 Plan are subsequently forfeited or terminated for any reason before being exercised or settled, the shares of common stock reserved for issuance pursuant to such awards as of the closing of the IPO will become available for issuance under the 2016 Plan. The remaining shares available for grant under the 2006 Plan became available for issuance under the 2016 Plan upon the closing of the IPO. On the first day of each year beginning with 2017, the 2016 Plan authorizes an annual increase of the least of 3,865,000 shares, 5% of outstanding shares on the last day of the immediately preceding fiscal year or an amount as determined by the Company's Board of Directors. As of March 31, 2017, the Company has reserved 4,270,875 shares of common stock for issuance under the 2016 Stock Incentive Plan.

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

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Employee Stock Purchase Program (“ESPP”)

In October 2016, the Company’s Board of Directors and stockholders approved the Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, the Company initially reserved 483,031 shares of common stock for issuance as of its effective date of October 19, 2016. On the first day of each calendar year, beginning in 2017, the number of shares in the reserve will increase by the lesser of 966,062 shares, 1.5% of the shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year, or an amount as determined by the Company’s Board of Directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for twelve-month offering periods which each contain two six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the purchase period.

As of March 31, 2017, no shares of common stock have been issued to employees participating in the ESPP and 815,121 shares were available for issuance under the ESPP.

Equity Incentive Plan Activity

A summary of share-based awards available for grant is as follows:

Options Available for Grant
Balance at December 31, 2015	331,938
Additional options authorized	3,865,000
Options granted	(466,914)
Options forfeited	13,013
Balance at December 31, 2016	3,743,037
Additional options authorized	1,106,966
Options granted	(582,217)
Options forfeited	3,089
Balance at March 31, 2017	4,270,875

The following table summarizes stock option activity under the 2006 and 2016 Plans, including grants to nonemployees:

		Options Outstanding
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2015	2,685,913	$4.81	7.63	$11,589
Options granted	361,385	15.65
Options exercised	(57,067)	2.33
Options forfeited	(13,013)	6.92
Balances at December 31, 2016	2,977,218	$6.16	6.93	$70,979
Options granted	355,154
Options exercised	(13,606)
Options forfeited	(3,089)
Balances at March 31, 2017	3,315,677	$9.34	7.21	$93,706
Options exercisable – March 31, 2017	2,037,090	$4.47	6.12	$67,490
Options vested and expected to vest – March 31, 2017	3,227,700	$9.02	7.15	$92,234

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

During the three months ended March 31, 2017 and 2016, the estimated weighted-average grant-date fair value of common stock underlying options granted was $18.61 and $5.11 per share, respectively.

13. Stock-Based Compensation

Employee Stock Options Valuation

The fair value of employee and director stock options was estimated at the date of grant using a  Black-Scholes option valuation model with the weighted average assumptions below.

	Three Months Ended March 31
	2017	2016
Expected term (in years)	6.1	6.1
Expected volatility	53.2%	60.0%
Risk-free interest rate	2.09%	1.40%
Dividend yield	0.0%	0.0%

Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the statements of operations and comprehensive loss for all periods presented (in thousands):

	Three Months Ended March 31
	2017	2016
Cost of revenue	$38	$3
Research and development	369	36
Selling, general and administrative	1,621	369
Total stock-based compensation expense	$2,028	$408

As March 31, 2017, there was total unamortized compensation costs of $10.3 million, net of estimated forfeitures, related to unvested stock options which the Company expects to recognize over a period of approximately 2.5 years, $9.2 million, net of estimated forfeitures, related to unrecognized restricted stock unit (“RSU”) expense, which the Company expects to recognize over a period of 3.2 years, and $1.2 million unrecognized ESPP expense, which the company will recognize over 0.75 years.

Non-Employee Stock-Based Compensation

Stock-based compensation expense related to stock options granted to nonemployees is recognized as the stock options are earned. The measurement of stock-based compensation for non-employees is subject to periodic adjustment as the underlying equity instruments vest, and the related compensation expense is based on the estimated fair value of the equity instruments using the Black Scholes option pricing model. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services received. Such expense was not material for the three months ended March 31, 2017 and 2016.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

14. Net Loss Per Common Share

As the Company had net losses for the three months ended March 31, 2017 and 2016, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(5,303)	$(6,126)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	22,151,926	1,413,052
Net loss per common share, basic and diluted	$(0.24)	$(4.34)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the three months ended March 31, 2017 and 2016, because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Convertible preferred stock on an as-if converted basis	—	13,343,990
Options to purchase common stock	3,315,677	2,704,439
RSUs issued and unvested	332,592	—
Warrants to purchase convertible preferred stock on an as-if converted basis	—	328,117
Warrants to purchase common stock	217,051	—
Total	3,865,320	16,376,546

15. Subsequent Events

In May, 2017, the Company entered into a commercial building lease agreement. The lease will expire in September 2027 and provides for the lease of 20,276 square feet of office space in Houston, Texas. With the exception of the first four months, which are at a discount, the base rent is approximately $31,000 per month and escalates 2.5% per year. The total base rent payable over the lease period is approximately $4.3 million.

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

Overview

We are a digital healthcare company redefining the way cardiac arrhythmias are clinically diagnosed by combining our wearable biosensing technology with cloud-based data analytics and machine-learning capabilities. Our goal is to be the leading provider of first-line ambulatory electrocardiogram, or ECG, monitoring for patients at risk for arrhythmias. We have created a unique platform, called the ZIO Service, which combines an easy-to-wear and unobtrusive biosensor that can be worn for up to 14 days, called the ZIO Patch, with powerful proprietary algorithms which distill data from millions of heartbeats into clinically actionable information. The ZIO Service consists of:

•	the wearable ZIO Patch biosensor, which continuously records and stores ECG data from every patient heartbeat for up to 14 days
•	a cloud-based analysis of the recorded cardiac rhythms using our proprietary machine-learned algorithms
•	a final quality assessment review of the data by our certified cardiac technicians
•

the easy-to-read ZIO Report, a curated summary of findings that includes high quality and clinically-actionable information, which is sent directly to a patient’s physician and can be integrated into a patient’s electronic health record

We receive revenue for the ZIO Service primarily from two sources: third-party payors and institutions. Third-party payors, which accounted for approximately 79% and 70% of our revenue for the three months ended March 31, 2017 and 2016, respectively, consist of commercial payors and government agencies, such as the Centers for Medicare & Medicaid Services, or CMS, and the Veterans Administration, or the VA. A significant portion of our revenue in the third-party commercial payor category is contracted, which means we have entered into pricing contracts with these payors. Approximately 37% and 42% of our total revenue for the three months ended March 31, 2017 and 2016, respectively, is received from federal government agencies under established reimbursement codes. A small portion of this revenue is received from patients in accordance with their insurance co-payments and deductibles. Institutions, which are typically hospitals, clinics, or private physician practices accounted for approximately 21% and 30% of our revenue for the three months ended March 31, 2017 and 2016, respectively. We bill these organizations directly for our services and they are responsible for paying those invoices and seeking reimbursement from third-party payors where applicable. In addition, a small percentage of patients whose physicians prescribe the ZIO Service pay us directly. Typically, we bill institutional customers and rely on a third-party billing partner, named XIFIN, Inc., to submit patient claims and collect from commercial and certain government agencies.

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

We market our ZIO Service in the United States to physicians, hospitals and clinics through a direct sales organization comprised of sales management, field billing specialists and quota-carrying sales representatives. Our sales representatives focus on initial introduction into new customers, penetration across a sales region, driving adoption within existing accounts and conveying our message of clinical and economic value to service line managers and hospital administrators and departments. We expect to continue to increase the size of our U.S. sales organization to expand the current customer account base and increase utilization of our monitoring solution. In addition, we will continue to explore new opportunities to expand our sales and marketing efforts in international geographies using both direct and distribution channels.

Components of Results of Operations

Revenue

Substantially all of our revenue is currently derived from sales of our ZIO Service in the United States. We earn revenue from the provision of our ZIO Service primarily from two sources, third-party payors and institutions; however, a small percentage of our revenue is derived directly from patient payments. For the three months ended March 31, 2017 and 2016, we recognized approximately 88% and 86%, respectively, of our revenue on an accrual basis for instances where we have a predictable history of collections, which consists primarily of revenue from contracted payors and institutions. We recognize revenue based on the billing rate less contractual and other adjustments to arrive at the amount we expect to collect from third-party payors with an established billing rate. We determine the amount we expect to collect based on a per-payor or agreement basis, after analyzing payment history. When we do not have a contract or agreement, or have an insufficient or unpredictable history of collections, we recognize revenue only upon the earlier of notification of payer benefits allowed or when payment is received. We expect our revenue to increase as we increase the number of covered and contracted lives for our ZIO Service, expand our sales and marketing infrastructure, increase awareness of our product offerings, expand the range of indications for our ZIO Service and develop new products and services. We are subject to seasonality similar to other companies in our field, as vacations by physicians and patients tend to affect enrollment in the ZIO Service more during the summer months and during the end of year holidays compared to other times of the year. To date, the effect of these seasonal fluctuations on our quarterly results has been obscured by the growth of our business.

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

Research and Development Expenses

We expense research and development costs as they are incurred. Research and development expenses include payroll and personnel-related costs, including stock-based compensation, consulting services, clinical studies, laboratory supplies and an allocation of facility overhead costs. We expect our research and development costs to increase in absolute dollars as we hire additional personnel to develop new product and service offerings and product enhancements.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Revenue	$21,437	$12,854	$8,583	67%
Cost of revenue	6,337	4,659	1,678	36%
Gross profit	15,100	8,195	6,905	84%
Gross margin	70%	64%
Operating expenses:
Research and development	2,621	1,545	1,076	70%
Selling, general and administrative	17,224	11,521	5,703	50%
Total operating expenses	19,845	13,066	6,779	52%
Loss from operations	(4,745)	(4,871)	126	3%
Interest expense	(822)	(795)	(27)	100%
Other income (expense), net	264	(460)	724	157%
Net loss and comprehensive loss	$(5,303)	$(6,126)	$823	13%

Revenue

Revenue increased $8.6 million, or 67%, to $21.4 million during the three months ended March 31, 2017 from $12.9 million during the three months ended March 31, 2016. Revenue in the period primarily benefitted from volume increases of the ZIO Service performed, as well as improvements in the overall contracted rate.

Cost of Revenue and Gross Margin

Cost of revenue increased $1.7 million, or 36%, to $6.3 million during the three months ended March 31, 2017 from $4.7 million during the three months ended March 31, 2016. The increase in cost of revenue was primarily due to increased ZIO Service volume in 2017. This increase was partially offset by the reduction in costs to provide the ZIO Service, which was achieved primarily through manufacturing efficiencies in the production of our device and material cost reductions.

Gross margin for the three months ended March 31, 2017 increased to 70%, compared to 64% for the three months ended March 31, 2016. The increase was primarily due to the revenue mix shift driven by the success of our contracting efforts, secondarily by the reduction in the cost of the ZIO Service due to our continued efforts to lower manufacturing costs, and to a lesser extent by fixed costs absorption and reduced labor costs per device through our algorithm improvements and software-driven workflow enhancements.

Research and Development Expenses

Research and development expenses increased $1.1 million, or 70%, to $2.6 million during the three months ended March 31, 2017 from $1.5 million during the three months ended March 31, 2016. The increase was primarily attributable to a $0.7 million increase in payroll and personnel-related expenses as a result of increased headcount and a $0.4 million increase in facility-related expenses offset by $0.1 million decrease in clinical trial expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.7 million, or 50%, to $17.2 million during the three months ended March 31, 2017 from $11.5 million during the three months ended March 31, 2016. The increase was primarily attributable to a $2.5 million increase in payroll and personnel-related expenses as a result of increased headcount to support the growth in our operations, a $1.4 million increase in professional services expenses, primarily as a result of an increase in accounting, legal, claims processing and recruiting services expenses, a $0.6 million increase related to travel and a $0.6 million increase in facility-related expenses.

Interest Expense

Interest expense remained consistent at $0.8 million during the three months ended March 31, 2017 and the three months ended March 31, 2016 due to our debt financing in December 2015.

Other Income (Expense), Net

Other income (expense), net increased $0.7 million to income of $0.3 million during the three months ended March 31, 2017 from expense of $0.5 million in other income during the three months ended March 31, 2016. The change was primarily related to an increase of $0.3 million of interest income from our investments and $0.4 million decrease from the fair value re-measurement of preferred warrant liabilities at each balance sheet date, which concluded upon the conversion to common warrants upon the IPO in October 2016.

Liquidity and Capital Expenditures

Overview

As of March 31, 2017, we had cash and cash equivalents of $15.6 million, short-term investments of $77.4 million, long-term investments of $16.4 million and an accumulated deficit of $132.5 million.  In connection with our IPO that closed in October 2016, we received net cash proceeds of $110.7 million, net of underwriters’ discounts and commissions and expenses paid by us. Prior to the IPO, we financed our operations primarily through sales of our private securities, sales of our products and services and debt financings.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
(in thousands)	2017	2016
Net cash (used in) provided by:
Operating activities	$(6,399)	$(9,488)
Investing activities	(29,696)	(659)
Financing activities	35	(816)
Net decrease in cash and cash equivalents	$(36,060)	$(10,963)

Cash Used in Operating Activities

During the three months ended March 31, 2017, cash used in operating activities was $6.4 million, which consisted of a net loss of $5.3 million, adjusted by non-cash charges of $4.5 million and a net change of $5.6 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of a change in stock based-based compensation of $2.0 million, in allowance for doubtful accounts and contractual allowance of $1.8 million, non-cash interest expense of $0.4 million and depreciation and amortization of $0.3 million. The change in our net operating assets and liabilities was primarily due to a decrease of $1.9 million in accrued liabilities, primarily related to payments made on accrued payroll and related compensation accruals, a decrease of $3.3 million in accounts receivable as a result of increased revenues, and a decrease of $0.7 million in accounts payable due to timing of vendor payments.

During the three months ended March 31, 2016, cash used in operating activities was $9.5 million, which consisted of a net loss of $6.1 million, adjusted by non-cash charges of $2.6 million and a net negative change of $5.9 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of a change in allowance for doubtful accounts and contractual allowance of $1.0 million, a change of $0.5 million in the fair value of preferred warrants, stock-based compensation of $0.4 million and depreciation and amortization of $0.2 million. The change in our net operating assets and liabilities was primarily due to an increase of $3.1 million in accounts receivable as a result of increased revenues, a $3.2 million decrease in accrued liabilities primarily related to decreased accrued compensation accruals and a $1.0 million decrease in accounts payable due to timing of payments.

Cash Used in Investing Activities

Cash used in investing activities during the three months ended March 31, 2017 was $29.7 million, which consisted of $31.8 million in purchases of investments, $1.2 million of capital expenditures to purchase property and equipment, which were partially offset by $3.3 million of maturities of investments.

Cash used in investing activities during the three months ended March 31, 2016 was $0.7 million, which consisted of capital expenditures to purchase property and equipment.

Cash Provided by Financing Activities

During the three months ended March 31, 2017, cash provided by financing activities was $35,000 from the exercise of stock options.

During the three months ended March 31, 2016, cash provided by financing activities was $0.8 million, primarily consisting of primarily consisting of payments of deferred issuance costs related IPO.

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

During the first four years, payments are interest only, and for the first two years, 50% of the interest will be “paid-in-kind.” We are subject to a financial covenant related to minimum trailing revenue targets that begins in June 2017, and is tested on a semi-annual basis. The minimum net revenue covenant ranges from $44.7 million for the period ended June 30, 2017 to $102.6 million for the period ended December 31, 2021. The minimum net revenue financial covenant has a 45-day equity cure period following required delivery date of the financial statements. Pursuant to this equity cure provision, we may cure a revenue covenant default by raising additional funds from the sale of equity. The loan matures in December 2021. As of March 31, 2016, $32.0 million in principal and interest was outstanding under the Pharmakon Loan Agreement.

The Tranche A Loans bear interest at a fixed rate equal to 9.50% per annum, which is due and payable quarterly in arrears. During the first eight calendar quarters, 50% of the interest due and payable shall be added to the then-outstanding principal.

The Pharmakon Loan Agreement requires us to maintain a minimum liquidity and minimum net sales during the term of the loan facility and contains customary affirmative and negative covenants and event of default provisions that could result in the acceleration of the repayment obligations under the loan facility. Upon a change in control of our company, Pharmakon has the option to demand payment in full of the outstanding loans together with the prepayment premium. The obligations under the Pharmakon Loan Agreement are secured by a security interest in substantially all of our assets pursuant to the Pharmakon Guaranty and Security Agreement, and this security interest is governed by an intercreditor agreement between Pharmakon and Silicon Valley Bank, or SVB.

SVB Loan and Security Agreement

In June 2014, we refinanced our debt with SVB by entering into a Second Amendment to the Amended and Restated Loan Security Agreement, or Second Amendment. Under the Second Amendment, we borrowed $4.9 million.

In December 2015, we used the proceeds from the Pharmakon Loan Agreement to repay $4.9 million of bank debt to SVB and entered into a Second Amended and Restated Loan and Security Agreement with SVB, or the SVB Loan Agreement. Under the SVB Loan Agreement we may borrow, repay and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $15.0 million, until December 4, 2018, when all outstanding principal and accrued interest becomes due and payable. Any principal amount outstanding under the SVB revolving credit line bears interest at a floating rate per annum equal to the rate published by The Wall Street Journal  as the “Prime Rate” plus 0.25%. The credit line is subject to financial covenants tied to our trailing twelve-month net sales. We may borrow up to 80% of our eligible accounts receivable, up to the maximum of $15.0 million. In August 2016, we obtained a $3.1 million letter of credit pursuant to the SVB revolving credit facility in connection with a new lease. As of March 31, 2017, we were eligible to borrow up to approximately $6.5 million and no amount was outstanding under the SVB revolving credit line.

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

CHCF Note

In November 2012, we entered into a Note Purchase Agreement and Promissory Note with the California HealthCare Foundation, or the CHCF Note, through which we borrowed $1.5 million. The CHCF Note accrues simple interest of 2.0%. The accrued interest and the principal was set to mature in November 2016. In June 2015, we amended the CHCF Note to extend the maturity date to May 2018. The CHCF Note is subordinate to other debt.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

Our contractual obligations as of December 31, 2016 are presented in our 10-K filed with the SEC on March 31, 2017 pursuant to Rule 424(b) of the Securities Act of 1934. With the exception of the following, there have been no material changes:

On May 1, 2017, the Company entered into a commercial building lease agreement. The lease will expire in September 2027 and provides for the lease of 20,276 square feet of office space in Houston, Texas. With the exception of the first four months, which are at a discount, the base annual rent is approximately $31,000 per month and escalates 2.5% per year. The total base rent payable over the lease period is approximately $4.3 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.

Interest Rate Sensitivity

We had cash, cash equivalents and investments of $109.4 million as of March 31, 2017, which consisted of bank deposits, money market funds and U.S. government securities, corporate notes, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

We had total outstanding debt of $32.7 million, which is net of debt discount and debt issuance costs, as of March 31, 2017. The interest rates on our outstanding debt carry fixed interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

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

Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time we may be involved in legal proceedings or investigations by governmental agencies. For example, we could become involved in litigation related to advertising, unfair competition or intellectual property litigation with our competitors. The defense of these and other matters can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses or make substantial payments to satisfy judgments or settle claims, all of which could have an adverse impact on our results of operations.

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

Risks Related to Our Business

We have a history of net losses, which we expect to continue, and we may not be able to achieve or sustain profitability in the future

We have incurred net losses since our inception in September 2006. For the three months ended March 31, 2017 and 2016, we had a net loss of $5.3 million and $6.1 million, respectively, and we expect to continue to incur additional losses. As of March 31, 2017, we had an accumulated deficit of $132.5 million. The losses and accumulated deficit were primarily due to the substantial investments we made to develop and improve our technology and products and improve our business and the ZIO Service through research and development efforts and infrastructure improvements. Over the next several years, we expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our ZIO Service and to develop additional arrhythmic detection and management products and services. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses or at all. In addition, as a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

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

•	our revenue recognition policy, which generally provides that we recognize revenue only upon the earlier of notification of payor benefits allowed or when payment is received
•	the amount and timing of costs and expenses related to the maintenance and expansion of our business and operations
•	changes in our pricing policies or those of our competitors
•	general economic, industry and market conditions
•	the regulatory environment
•	expenses associated with unforeseen product quality issues
•	timing of physician prescriptions and demand for our ZIO Service
•

seasonality factors, such as patient and physician vacation schedules, severe weather conditions and insurance deductibles, that hamper or otherwise restrict when a patient seeking diagnostic services such as the ZIO Service visits the prescribing physician

•	the hiring, training and retention of key employees, including our ability to expand our sales team

•	litigation or other claims filed against us or by us for intellectual property infringement or otherwise
•	our ability to obtain additional financing as necessary
•	advances and trends in new technologies and industry standards

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

For the three months ended March 31, 2017, we received approximately 27% of our revenue from reimbursement for our ZIO Service by CMS. CMS imposes extensive and detailed requirements on manufacturers of medical devices and providers of medical services, including but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities and how and where we provide our monitoring solutions. Our failure to comply with applicable CMS rules could result in a discontinuation of our reimbursement under the CMS payment programs, our being required to return funds already paid to us, civil monetary penalties, criminal penalties and/or exclusion from the CMS programs. In addition, regional Medicare Administrative Contractors, or MACs, change from time to time, which may result in changes to our reimbursement rates, increased administrative burden and reimbursement delay.

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

If third-party commercial payors do not provide any or adequate reimbursement, rescind or modify their reimbursement policies or delay payments for our products, including the ZIO Service, or if we are unable to successfully negotiate reimbursement contracts, our commercial success could be compromised.

We receive a substantial portion of our revenue from third-party private commercial payors, such as medical insurance companies. These commercial payors may reimburse our products, including the ZIO Service, at inadequate rates, suspend or discontinue reimbursement at any time or require or increase co-payments from patients. Any such actions could have a negative effect on our revenue and the revenue of providers prescribing our products. Physicians may not prescribe our products unless payors reimburse a substantial portion of the submitted costs, including the physician’s, hospital’s or clinic’s charges related to the application of certain products, including the ZIO Patch and the interpretation of results which may inform a diagnosis. Additionally, certain payors may require that physicians prescribe a Holter monitor as the first-line monitoring option. There is significant uncertainty concerning third-party reimbursement of any new product or service until a contracted rate is established. Reimbursement by a commercial payor may depend on a number of factors, including a payor’s determination that the prescribed service is:

•	not experimental or investigational
•	appropriate for the specific patient
•	cost effective
•	supported by peer-reviewed publications
•	advocated by key opinion leaders

Since each payor makes its own decision as to whether to establish a policy concerning reimbursement or enter into a contract with us to set the price of reimbursement, seeking reimbursement on a payor-by-payor basis is a time consuming and costly process to which we dedicate substantial resources. If we do not dedicate sufficient resources to establishing contracts with third-party commercial payors, the amount that we are reimbursed for our products may decline, our revenue may become less predictable, and we will need to expend more efforts on a claim-by-claim basis to obtain reimbursement for our product.

A substantial portion of our revenue is derived from third-party commercial payors who have pricing contracts with us, which means that the payor has agreed to a defined reimbursement rate for our products. These contracts provide a high degree of certainty to us, physicians and hospitals and clinics with respect to the rate at which our products will be reimbursed. These contracts also impose a number of obligations regarding billing and other matters, and our noncompliance with a material term of such contracts may result in termination of the contract and loss of any associated revenue. A portion of our revenue is derived from third-party commercial payors without such contracts in place. Without a contracted rate, reimbursement claims for our products are often denied upon submission, and we or our billing partner, XIFIN, Inc., or XIFIN, must appeal the denial. The appeals process is time-consuming and expensive, and may not result in full or any payment. In cases where there is no contracted rate for reimbursement, it may be more difficult for us to acquire new accounts with physicians, hospitals and clinics. In addition, in the absence of a contracted rate, there is typically a greater out-of-network, co-insurance or co-payment requirement which may result in payment delays or decreased likelihood of full collection. In some cases involving non-contracted insurance companies, we may not be able to collect any amount or only a portion of the invoiced amount for our products.

We expect to continue to dedicate significant resources to establishing pricing contracts with non-contracted insurance companies; however, we can provide no assurance that we will be successful in obtaining such pricing contracts or that such pricing contracts will contain reimbursement for our products at rates that are favorable to us. If we fail to establish these contracts, we will be able to recognize revenue only upon the earlier of notification of payor benefits allowed or when payment is received. In addition, XIFIN may need to expend significant resources obtaining reimbursement on a claim-by-claim basis and in adjudicating claims which are denied altogether or not reimbursed at acceptable rates. We currently pay XIFIN a percentage of the amounts it collects on our behalf and this percentage may increase in the future if it needs to expend more resources in adjudicating such claims. We sometimes informally engage physicians, hospitals and clinics to help establish contracts with third-party payors who insure their patients. We cannot provide any assurance that such physicians, hospitals and clinics will continue to help us establish contracts in the future. If we fail to establish contracts with more third-party payors it may adversely affect our ability to increase our revenue. In addition, a failure to enter into contracts could affect a physician’s willingness to prescribe our products because of the administrative work involved in interacting with patients to answer their questions and help them obtain reimbursement for our products. If physicians are unwilling to prescribe our products due to the lack of certainty and administrative work involved with patients covered by non-contracted insurance companies, or patients covered by non-contracted insurance companies are unwilling to risk that their insurance may charge additional out-of-pocket fees, our revenue could decline or fail to increase.

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

In 2017, we have recognized approximately twelve percent of our revenue on a non-accrual basis, and as a result, our quarterly operating results are difficult to predict.

If we do not have a contracted rate with a payor, we recognize revenue only upon the earlier of notification of payor benefits allowed or when payment is received. We have limited visibility as to when we will receive payment for our ZIO Service with non-contracted payors and we or XIFIN must appeal any negative payment decisions, which often delay collections further. Additionally, a portion of the revenue from non-contracted payors is received from patient co-pays, which we may not receive for several months following delivery of service or at all. There is currently no predictable payment history for direct-billed non-contracted payors, and thus because a reasonable estimate of reimbursement cannot be made, we recognize revenue from such accounts only when we are notified of payment or it is received. Fluctuations in revenue may make it difficult for us, research analysts and investors to accurately forecast our revenue and operating results or to assess our actual performance. When management’s judgement indicates a reasonable estimate of reimbursement can be made we will begin recognizing the revenue on an accrual basis upon delivery. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.

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

Large competitors in the ambulatory cardiac market include companies that sell standard Holter monitor equipment such as GE Healthcare, Philips Healthcare, Mortara Instrument, Inc., Spacelabs Healthcare, Inc. and Welch Allyn Holdings, Inc., which was acquired by Hill-Rom Holdings, Inc. Additional competitors who offer Holter and event monitors, and also function as service providers, include BioTelemetry, Inc., LifeWatch AG and Medtronic plc. These companies have also developed other patch-based mobile cardiac monitors that have recently received FDA and foreign regulatory clearances. For example, LifeWatch AG received FDA clearance and CE mark for its mobile cardiac telemetry monitoring patch in January 2016 and December 2015, respectively. In addition, in July 2016, BioTelemetry, Inc. announced FDA clearance for its patch-based mobile cardiac telemetry monitor. There are also several small start-up companies trying to compete in the patch-based cardiac monitoring space. We have seen a trend in the market for large medical device companies to acquire, invest in or form alliances with these smaller companies in order to diversify their product offerings and participate in the digital health space. Two examples of this are Medtronic plc’s 2014 acquisition of Corventis, Inc. and Boston Scientific Corporation’s 2015 equity investment and sales cooperation agreement with Preventice Solutions, Inc., which was formerly named eCardio Diagnostics, LLC. In addition, in April 2017, BioTelemetry, Inc. launched a tender offer to acquire LifeWatch AG. Future competition could come from makers of wearable fitness products or large information technology companies focused on improving healthcare. These competitors and potential competitors may introduce new products that compete with our ZIO Service. Many of our competitors and potential competitors have significantly greater financial and other resources than we do and have well-established reputations, broader product offerings, and worldwide distribution channels that are significantly larger and more effective than ours. If our competitors and potential competitors are better able to develop new ambulatory cardiac monitoring solutions than us, or develop more effective or less expensive cardiac monitoring solutions, they may render our current ZIO Service obsolete or non-competitive. Competitors may also be able to deploy larger or more effective sales and marketing resources than we currently have. Competition with these companies could result in price cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

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

As of March 31, 2017, we had $33.6 million in principal and interest outstanding under our credit facilities consisting of our loan agreements with Pharmakon and SVB and a promissory note issued to California HealthCare Foundation. We must make significant annual debt payments under the loan agreements and the promissory note, which will divert resources from other activities. Our debt with Pharmakon and SVB is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The covenants in these loan agreements, the promissory note and the note purchase agreement pursuant to which the promissory note was issued, as well as in any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control and future breaches of any of these covenants could result in a default under the loan agreements, the promissory note and the note purchase agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the loan agreements and the promissory note to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

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

We are highly dependent on information technology networks and systems, including the internet and services hosted by Amazon Web Services, to securely process, transmit and store this critical information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns, or unauthorized disclosure or modifications of confidential information involving patient health information to become publicly available. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of XIFIN, may be vulnerable to attacks by hackers or viruses or breaches due to employee error, malfeasance or other disruptions. While we have implemented data privacy and security measures that we believe are compliant with applicable privacy laws and regulations, some confidential and protected health information, or PHI, is transmitted to us by third parties, who may not implement adequate security and privacy measures.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the year ending December 31, 2017, provide a management report on our internal control over financial reporting. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are implementing the process and documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

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

The medical device industry has been characterized by extensive litigation regarding patents, trademarks, trade secrets, and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. It is possible that U.S. and foreign patents and pending patent applications or trademarks controlled by third parties, especially those held by our competitors, may be alleged to cover our products or services, or that we may be accused of misappropriating third parties’ trade secrets. Additionally, our products include hardware and software components that we purchase from vendors, and may include design components that are outside of our direct control. Our competitors, many of which have substantially greater resources and have made substantial investments in patent portfolios, trade secrets, trademarks, and competing technologies, may have applied for or obtained, or may in the future apply for or obtain, patents or trademarks that will prevent, limit or otherwise interfere with our ability to make, use, sell and/or export our products and services or to use product names. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that our products and business operations infringe or violate the intellectual property rights of others. The defense of these matters can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses or make substantial payments to satisfy judgments or settle claims. Vendors from whom we purchase hardware or software may not indemnify us in the event that such hardware or software is accused of infringing a third-party’s patent or trademark or of misappropriating a third-party’s trade secret.

Further, if such patents, trademarks, or trade secrets are successfully asserted against us, this may harm our business and result in injunctions preventing us from selling our products, license fees, damages and the payment of attorney fees and court costs. In addition, if we are found to willfully infringe third-party patents or trademarks or to have misappropriated trade secrets, we could be required to pay treble damages in addition to other penalties. Although patent, trademark, trade secret, and other intellectual property disputes in the medical device and services area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. If we do not obtain necessary licenses, we may not be able to redesign our ZIO Patch or our ZIO Service to avoid infringement and our product development efforts may be negatively affected as a result.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements with employees and third parties to protect our intellectual property rights. As of March 31, 2017, we owned, or retained exclusive license to, nine issued U.S. patents, the earliest of which will expire in 2028. As of March 31, 2017, we also owned, or retained an exclusive license to, two issued patents from each of the patent offices in Japan and Australia, and one issued patent from the patent offices in each of Canada, the European Union and Korea. The earliest expiration date of these international patents is 2027. As of March 31, 2017, we had fifteen pending patent applications globally, including four in the United States, two in Canada, four in the European Union, three in Japan, one in Korea and one in the PCT phase. Our patents and patent applications include claims covering key aspects of the design, manufacture and use of the ZIO Patch and the ZIO Service.

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

Sales of a substantial number of shares of our common stock in the public market, including by our existing stockholders, could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that these sales and others may have on the prevailing market price of our common stock.

In addition, certain of our stockholders can require us to register shares of our capital stock owned by them for public sale in the United States. We have also filed a registration statement to register shares of our common stock reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods and applicable volume and restrictions that apply to affiliates, the shares of our common stock issued upon exercise of outstanding options will become available for immediate resale in the public market upon issuance.

Future sales of our common stock may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the market price of our common stock to decline and make it more difficult for you to sell shares of our common stock.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of March 31, 2017, our directors, officers and each stockholder holding 5% or more of our outstanding common stock and their respective affiliates beneficially owned approximately 59% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

The exhibits listed in the accompanying exhibit index are filed as part of, and incorporated by reference into, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iRhythm Technologies, Inc.

Date: May 12, 2017	By:	/s/ Kevin M. King
Kevin M. King
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2017	By:	/s/ Matthew C. Garrett
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