Form 10-Q
period 2017-06-30
iRhythm Technologies, Inc.
filed 2017-08-07
CIK 1388658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 24, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 22,729,907.

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

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$16,249	$51,643
Investments, short-term	93,578	54,407
Accounts receivable, net	10,851	9,406
Inventory	1,231	1,390
Prepaid expenses and other current assets	1,817	1,671
Restricted cash	91	91
Total current assets	123,817	118,608
Investments, long-term	—	10,981
Property and equipment, net	6,166	4,653
Goodwill	862	862
Other assets	3,531	3,052
Total assets	$134,376	$138,156
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,658	$2,103
Accrued liabilities	9,985	10,165
Deferred revenue	557	947
Accrued interest, current portion	525	—
Debt, current portion	1,471	—
Total current liabilities	15,196	13,215
Debt	31,614	32,227
Deferred rent, noncurrent portion	140	26
Accrued interest, net of current portion	—	126
Total liabilities	46,950	45,594
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000,000 authorized at June 30, 2017 and December 31, 2016, respectively; and none issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value – 100,000,000 shares authorized at June 30, 2017 and December 31, 2016, respectively; 22,588,422 and 22,139,346 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	27	22
Additional paid-in capital	226,365	219,718
Accumulated other comprehensive loss	(50)	(9)
Accumulated deficit	(138,916)	(127,169)
Total stockholders’ equity	87,426	92,562
Total liabilities and stockholders’ equity	$134,376	$138,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$23,854	$15,734	$45,291	$28,588
Cost of revenue	6,744	5,156	13,081	9,815
Gross profit	17,110	10,578	32,210	18,773
Operating expenses:
Research and development	2,776	1,667	5,397	3,212
Selling, general and administrative	20,255	12,608	37,479	24,129
Total operating expenses	23,031	14,275	42,876	27,341
Loss from operations	(5,921)	(3,697)	(10,666)	(8,568)
Interest expense	(839)	(803)	(1,661)	(1,581)
Other income (expense), net	316	64	580	(413)
Net loss	$(6,444)	$(4,436)	$(11,747)	$(10,562)
Net loss per common share, basic and diluted	$(0.29)	$(3.09)	$(0.53)	$(7.42)
Weighted-average shares used to compute net loss per common share, basic and diluted	22,362,608	1,435,483	22,257,849	1,424,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Loss	$(6,444)	$(4,436)	$(11,747)	$(10,562)
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	(22)	—	(41)	—
Comprehensive loss	$(6,466)	$(4,436)	$(11,788)	$(10,562)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(11,747)	$(10,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	635	436
Stock-based compensation	4,292	850
Amortization of debt discount and issuance costs	128	125
Amortization of premiums (accretion of discounts) on investments, net	(116)	—
Non-cash interest expense	759	727
Provision for bad debt and contractual allowance	4,216	2,116
Change in fair value of preferred stock warrant liabilities	—	397
Changes in operating assets and liabilities:
Accounts receivable	(5,662)	(5,768)
Inventory	159	(311)
Prepaid expenses and other current assets	(25)	(17)
Other assets	(508)	(499)
Accounts payable	526	116
Accrued liabilities	219	(827)
Deferred revenue	(390)	(147)
Deferred rent	114	—
Net cash used in operating activities	(7,400)	(13,364)
Cash flows from investing activities
Purchases of property and equipment	(2,120)	(1,069)
Purchases of available-for-sale investments	(56,034)	—
Maturities of available-for-sale investments	27,800	—
Net cash used in investing activities	(30,354)	(1,069)
Cash flows from financing activities
Proceeds from issuance of common stock related to the exercise of options and employee stock purchase program, net of repurchases	2,360	75
Payments of deferred issuance costs	—	(1,876)
Net cash provided by (used in) financing activities	2,360	(1,801)
Net decrease in cash and cash equivalents	(35,394)	(16,234)
Cash and cash equivalents, beginning of period	51,643	25,208
Cash and cash equivalents, end of period	$16,249	$8,974
Supplemental disclosures of cash flow information
Interest paid	$375	$838
Non-cash investing and financing activities
Deferred offering costs included in accounts payable and accrued liabilities	$—	$397
Property, plant and equipment costs included in accounts payable	$28	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year.

The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2016 included in the Company’s Form 10-K, filed with the SEC on March 31, 2017.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements are consolidated for the six months ended June 30, 2017 and 2016 and include the accounts of iRhythm Technologies, Inc. and its wholly-owned subsidiary, iRhythm Technologies Ltd., established in March 2016. The financial statements of iRhythm Technologies Ltd. use the U.S. dollar as the functional currency. For all non-functional currency balances, the remeasurement of such balances to functional currency results in a foreign exchange transaction gain or loss, which is recorded in the consolidated statements of operations.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities.

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

Restricted Cash

Restricted cash consists of certificates of deposit held with a financial institution as security deposits for building leases and is included in short-term assets on the Company's condensed consolidated balance sheets.

Accounts Receivable, Allowance for Doubtful Accounts and Contractual Allowance

Accounts receivable consists of amounts due to the Company from institutions, government payors and third-party commercial payors as a result of the Company's normal business activities. Accounts receivable is reported on the condensed consolidated balance sheets net of an estimated allowance for doubtful accounts and contractual allowance.

The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on its historical experience, and recognizes the provision as a component of selling, general and administrative expenses. The Company establishes a contractual allowance, which is a reduction in revenue, for estimated uncollectible amounts from Centers for Medicare & Medicaid Services (“CMS”) and contracted third-party commercial payors.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table presents the changes in the allowance for doubtful accounts:

	June 30,	December 31,
	2017	2016
Balance, beginning of period	$1,792	$1,125
Add: provision for doubtful accounts	1,426	1,960
Less: write-offs, net of recoveries and other adjustments	(378)	(1,293)
Balance, end of period	$2,840	$1,792

The following table presents the changes in the contractual allowance:

	June 30,	December 31,
	2017	2016
Balance, beginning of period	$2,340	$338
Add: contractual allowances	2,790	2,726
Less: write-offs, net of recoveries and other adjustments	(96)	(724)
Balance, end of period	$5,034	$2,340

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

Concentrations of Risk

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. Cash, cash equivalents, and investments are deposited in financial institutions which, at times, may be in excess of federally insured limits. Cash equivalents are invested in highly rated money market funds. The Company invests in a variety of financial instruments, such as, but not limited to, United States Government securities, corporate notes, commercial paper and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material losses on its deposits of cash and cash equivalents or investments.

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. The Company records an allowance for doubtful accounts when it becomes probable that a receivable will not be collected. Government agencies, including CMS and the Veterans Administration, accounted for approximately 38%, 41%, 37% and 41% of the Company’s revenue for the three and six months ended June 30, 2017 and 2016 respectively. Accounts receivable related to government agencies accounted for 16% and 27% at June 30, 2017 and December 31, 2016, respectively.

Supply Risk

While the Company has not experienced manufacturing supply disruptions to date, the Company relies on single-source vendors for the supply of its disposable housings, instruments and other materials used to manufacture the ZIO Patch and the adhesive that binds the ZIO Patch to a patient’s body. These components and materials are critical, and there could be a considerable delay in finding alternative sources of supply.

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

Other Assets

Included in the other assets are PCBAs totaling $3.2 million and $2.8 million as of June 30, 2017 and December 31, 2016, respectively. The Company uses a PCBA in each wearable device and it is used numerous times and has a useful life beyond one year. Each time the PCBA is used in a wearable device, a portion of the cost of the PCBA is recorded as a cost of revenue. The Company has based its estimates of how many times a PCBA can be used on testing in research and development, loss rates, product obsolescence, and the amount of time it takes the device to go through the manufacturing, shipping, customer shelf and patient wear time and upload process. The Company periodically evaluates the use estimate.

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

Revenue Recognition

The Company’s devices, cardiac rhythm monitors, have a wear period for up to 14 days for the ZIO Patch Service or 30 days for the ZIO Event Card. The Company's services, consisting of the delivery of reports containing analysis of data captured by the physical device to the prescribing physician, are generally billable at the start of the wear period or when reports are issued to physicians, depending on the service provided. For the ZIO Event Card, the Company recognizes revenue on a straight-line basis over the applicable wear period, as the event monitoring results are delivered to physicians. For the ZIO Patch Service, the Company recognizes the revenue at the time that a report is delivered to a physician. For all services performed, the Company considers whether or not the following revenue recognition criteria are met: persuasive evidence of an arrangement exists and delivery has occurred or services have been rendered. For services performed for customers the Company invoices directly, additional revenue recognition criteria include that the price is fixed and determinable and collectability is reasonably assured; for customers in which the Company submits claims to third-party commercial and governmental payors for reimbursement, it recognizes revenue only when a reasonable estimate of reimbursement can be made.

The assessment of whether a reasonable estimate of reimbursement can be made requires significant judgment by management. Where management's judgment indicates a reasonable estimate of reimbursement can be made, revenue is recognized upon delivery of the patient report for the ZIO Patch Service and straight-line for the ZIO Event Card. Some patients have out-of-pocket costs for amounts not covered by their insurance carrier, and the Company may bill the patient directly for these amounts in the form of co-payments and co-insurance in accordance with their insurance carrier and health plans. Some payors may not cover the Company's service as ordered by the prescribing physician under their reimbursement policies. In the absence of an agreement with the patient or other clearly enforceable legal right to demand payment from the patient, the related revenue is recognized upon the earlier of notification of the payor benefits allowed or when payment is received, until the Company has the ability to make a reasonable estimate.  Once a reasonable estimate can be made, revenue is recognized upon delivery of the service. During 2017, the Company recognized revenue from certain non-contracted payors as a reasonable estimate was able to be made, primarily based on the consistency of historical payments.

The Company recognizes revenue related to billings for CMS and commercial payors on an accrual basis, net of contractual allowances, when a reasonable estimate of reimbursement can be made. These contractual allowances represent the difference between the list price (the billing rate) and the reimbursement rate for each payor. Upon ultimate collection from CMS and commercial payors, the amount is compared to the previous estimates and the contractual allowance is adjusted accordingly. Until a contract has been negotiated with a commercial payor, the Company’s services may or may not be covered by these entities' existing reimbursement policies. In addition, patients do not enter into direct agreements with the Company that commit them to pay any portion of the cost of the service in the event that their insurance declines to reimburse the Company. In the absence of an agreement with the patient or other clearly enforceable legal right to demand payment from the patient, the related revenue is recognized upon the earlier of notification of the payor benefits allowed or when payment is received, until the Company has the ability to make a reasonable estimate. Revenue related to non-contracted claims was $2.8 million, $2.4 million, $5.7 million and $4.3 million for the three and six months ended June 30, 2017 and 2016, respectively. Contracted revenue recognized on an accrual basis was $21.1 million, $13.3 million, $39.6 million and $24.3 million for the three and six months ended June 30, 2017 and 2016, respectively.

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

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date of fiscal years and interim reporting periods beginning after December 15, 2016, at which time companies may adopt the new standard update under the full retrospective method or the modified retrospective method. The deferral results in the new revenue standard being effective for the Company for fiscal years and interim reporting periods beginning after December 15, 2017. In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow-scope improvements and practical expedients, respectively. The Company plans on adopting this standard on January 1, 2018. While in the initial stages of the evaluation of the new standard, the Company believes the adoption will result in timing differences in its recognition of revenue related to non-contracted third-party payors  and the recognition of bad debt expense related to patients, which is expected to be included as contra-revenue rather than as a component of selling, general and administrative expenses.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize assets and liabilities on its consolidated balance sheet for leases with accounting lease terms of more than 12 months. ASU 2016-02 will replace most existing lease accounting guidance in U.S. GAAP when it becomes effective. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. ASU 2016-02 will be effective for our first quarter of fiscal 2020 and requires the modified retrospective method of adoption. Early adoption is permitted. Although the Company is currently evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures, the Company expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This ASU was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. This standard covers accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. As a result of adopting ASU No. 2016‑09 on January 1, 2017, the Company has made an accounting policy election to continue to estimate forfeitures. The adoption of ASU No. 2016‑09 also requires excess tax benefits and tax deficiencies be recorded in the income statement as opposed to additional paid‑in capital when the awards vest or are settled, and has been applied on a prospective basis with no impact on the condensed consolidated financial statements as of and for the three months ended June 30, 2017. As a result of the adoption, the Company increased its total NOLs by $0.1 million on January 1, 2017 related to deferred tax assets that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting purposes. This amount is fully offset by the valuation allowance.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill by eliminating the Step 2 impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance required an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company is currently assessing the impact of this new guidance.

On May 10, 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. This ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of this new guidance.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. Cash Equivalents and Investments

The fair value of securities, not including cash at June 30, 2017 and December 31, 2016, were as follows (in thousands):

	June 30, 2017
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$13,059	$—	$—	$13,059
U.S. government securities	32,937	—	(45)	32,892
Corporate notes	24,263	1	(6)	24,258
Commercial paper	36,428	—	—	36,428
Total available-for-sale securities	$106,687	$1	$(51)	$106,637
Classified as:
Cash equivalents				$13,059
Short-term investments				93,578
Long-term investments				—
Total cash equivalents and investments				$106,637

	December 31, 2016
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$45,937	$—	$—	$45,937
U.S. government securities	16,479	11	—	16,490
Corporate notes	23,947	—	(20)	23,927
Commercial paper	24,971	—	—	24,971
Total available-for-sale securities	$111,334	$11	$(20)	$111,325
Classified as:
Cash equivalents				$45,937
Short-term investments				54,407
Long-term investments				10,981
Total cash equivalents and investments				$111,325

Available-for-sale securities held as of June 30, 2017 had a weighted average days to maturity of 126 days. There have been no material realized gains or realized losses on available-for-sale securities for the periods presented.

As the carrying value approximates the fair value for the Company’s cash equivalents, short-term and long-term investments shown in the tables above, the following table summarizes the fair value of the Company’s cash equivalents, short-term and long-term investments classified by maturity (in thousands):

	June 30,	December 31,
	2017	2016
Due within one year	$106,637	$100,344
Due after one year through three years	—	10,981
Total available-for-sale marketable debt securities	$106,637	$111,325

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$13,059	$—	$—	$13,059
U.S. government securities	—	32,892	—	32,892
Corporate notes	—	24,258	—	24,258
Commercial paper	—	36,428	—	36,428
Total	$13,059	$93,578	$—	$106,637

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$45,937	$—	$—	$45,937
U.S. government securities	—	16,490	—	16,490
Corporate notes	—	23,927	—	23,927
Commercial paper	—	24,971	—	24,971
Total	$45,937	$65,388	$—	$111,325

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table sets forth a summary of the changes in the fair value of the preferred stock warrants which is classified as Level 3 in the fair value hierarchy. There were no transfers into or out of Level 3 during the periods (in thousands):

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Beginning balance	$—	$2,949
Total change in fair value recorded as other expense, net	—	397
Ending balance	$—	$3,346

The valuation of the preferred stock warrant liabilities is discussed in Note 11.

5. Balance Sheet Components

Inventory and PCBAs

Inventory and PCBAs consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$1,051	$839
Finished goods	3,411	3,324
Total	$4,462	$4,163

Reported on the consolidated balance sheet as:
Inventory	$1,231	$1,390
Other assets	3,231	2,773
Total	$4,462	$4,163

Amounts reported as other assets are comprised of the PCBA costs that are included in both raw materials and finished goods totals above.

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Laboratory and manufacturing equipment	$1,896	$1,509
Computer equipment and software	842	736
Furniture and fixtures	679	657
Leasehold improvements	733	502
Internal-use software	4,302	2,900
Total property and equipment, gross	8,452	6,304
Less: accumulated depreciation and amortization	(2,286)	(1,651)
Total property and equipment, net	$6,166	$4,653

Depreciation and amortization expense for the three and six months ended June 30, 2017 and 2016 was $0.3 million, $0.2 million, $0.6 million and $0.4 million, respectively.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued vacation	$1,988	$1,642
Accrued payroll and related expenses	4,970	6,179
Accrued ESPP contributions	232	417
Accrued professional services fees	1,152	636
Other	1,643	1,291
Total accrued liabilities	$9,985	$10,165

6. Related-Party Transactions

Kaiser Permanente (“Kaiser”) is a common stockholder of the Company, representing 6.1% ownership of the total outstanding shares of the Company as of December 31, 2016. For the three and six months ended June 30, 2017 and 2016, the Company recognized revenue of $1.0 million, $0.6 million, $1.8 million and $1.4 million, respectively, for transactions with Kaiser. The amounts receivable from transactions with Kaiser were $0.5 million, and $0.4 million as of June 30, 2017 and December 31, 2016, respectively. Kaiser performs services related to clinical trials and the Company utilizes Kaiser for employee healthcare and the total expense recorded was $0.3 million, $0.2 million, $0.3 million, and $0.3 million as of the three and six months ended June 30, 2017 and 2016, respectively. The amounts outstanding and included in accounts payable and accrued liabilities were $0.1 million and $0.2 million as of June 30, 2017, and December 31, 2016 respectively.

7. Commitments and Contingencies

Lease Arrangements

The Company leases office and manufacturing space under non-cancelable operating leases which expire on various dates through 2027. These leases generally contain scheduled rent increases or escalation clauses and renewal options. The Company recognizes rent expense on a straight-line basis over the lease period.

In May 2017, the Company entered into a commercial building lease agreement for its clinical center in Houston, Texas which expires in September 2027.

The following table summarizes the Company’s future minimum lease payments as of June 30, 2017 (in thousands):

Period Ending December 31:
2017 (remainder of year)	$2,491
2018	5,089
2019	5,108
2020	1,178
2021	406
Thereafter	2,541
Total	$16,813

The Company’s rent expense was $1.4 million, $0.5 million, $2.5 million and $0.9 million for the three and six months ended June 30, 2017 and 2016, respectively.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. Management is currently not aware of any matters that could have a material adverse effect on the financial position, results of operations or cash flows of the Company.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

During the first full eight quarters, payments are interest only and for the first two years, 50% of the interest will be “paid-in-kind.” The Company is subject to a financial covenant related to minimum trailing revenue targets that begins in June 2017, and is tested on a semi-annual basis. The minimum net revenue covenant ranges from $44.7 million for the period ended June 30, 2017 to $102.6 million for the period ended December 31, 2021, which was achieved as of June 30, 2017. The minimum net revenues financial covenant has a 45-day equity cure period following required delivery date of the financial statements. Pursuant to this equity cure provision, the Company may cure a revenue covenant default by raising additional funds from the sale of equity. The loan matures December 2021.

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

In December 2015, the Company used the proceeds from the Pharmakon Loan Agreement to repay $4.9 million of bank debt to SVB. The issuance costs and debt discount have been netted against the borrowed funds on the balance sheet. The debt balance as of June 30, 2017 and December 31, 2016 was $31.6 million and $30.8 million, respectively.

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

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

In August 2016, the Company obtained a $3.1 million standby letter of credit pursuant to the SVB revolving credit facility in connection with a lease for the San Francisco office. As of June 30, 2017 and December 31, 2016, the Company was eligible to borrow up to $8.1 million and $2.5 million, respectively, under the SVB revolving credit line.

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

California HealthCare Foundation Note

In November 2012, the Company entered into a Note Purchase Agreement and Promissory Note with the California HealthCare Foundation, or the CHCF Note, through which the Company borrowed $1.5 million. The CHCF Note accrues simple interest of 2.0%. The accrued interest and the principal was to mature in November 2016. In partial consideration for the issuance of the CHCF Note, the Company issued warrants to purchase 22,807 shares of the Company’s Series D convertible preferred stock.

In June 2015, the Company amended the CHCF Note to extend the maturity date to May 2018. In partial consideration for the amendment, the Company issued 8,552 warrants at $6.58 exercise price per share of the Company’s Series D convertible preferred stock. The CHCF note is subordinate to other debt. The debt balance, net of debt discount, as of June 30, 2017 and December 31, 2016 was $1.5 million and $1.5 million, respectively.

9. Income Taxes

The Company did not record a provision or benefit for income taxes during the six months ended June 30, 2017 and 2016, respectively, as it reported losses in each period which are not more likely than not to be realized. Due to the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.

At December 31, 2016, the Company had $0.6 million of unrecognized tax benefit, none of which, if recognized, would affect the effective tax rate as most of the unrecognized tax benefit is deferred tax assets currently offset by a valuation allowance.

A number of years may elapse before an uncertain tax position is audited and finally resolved.  While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome.  The Company adjusts these reserves in light of changing facts and circumstances.  Settlement of any particular position could require the use of cash.  As of June 30, 2017, changes to the Company’s uncertain tax positions in the next twelve months that are reasonably probable are not expected to have a material impact on the Company’s financial position or results of operations.

10. Stockholders’ Equity

Common stock

As of June 30, 2017, the Company’s amended and restated certificate of incorporation dated October 2016, authorized the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors. No dividends were declared through June 30, 2017.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company had reserved shares of common stock for issuance as follows:

	June 30,	December 31,
	2017	2016
Options issued and outstanding	3,107,386	2,977,218
Unvested restricted stock units	366,684	105,529
Common stock warrants issued and outstanding	143,795	217,245
Shares available for grant under future stock plans	4,893,448	4,226,068
	8,511,313	7,526,060

11. Preferred Stock Warrant Liabilities

In November 2012, in connection with borrowings under a convertible note, the Company issued warrants to purchase shares of Series C or New Preferred. The warrants were only exercisable if the Convertible Notes were converted into Series C or New Preferred. The warrants’ exercise price is $0.001 per share and they have a seven year term. On March 27, 2013 the Company closed the Series D financing. The warrants were converted into warrants to purchase 207,177 shares of Series D convertible preferred stock. The Company recognized a charge of $59,000 and income of $235,000 related to the change in the fair value of the warrants for the three and six months ended June 30, 2016. Upon the IPO, the Series D preferred stock warrants converted into common stock warrants and were reclassified to additional paid-in-capital in the Company's balance sheet. As a result, the warrants are no longer subject to fair value remeasurement. As of June 30, 2017, 143,795 warrants were outstanding.

In June 2014, in connection with borrowings under the Second Amendment (Note 8), the Company issued warrants to purchase 20,136 shares of Series D Preferred Stock at $7.31 per share that expire June 2024. The fair value of the warrants was determined by using an option pricing model prepared by a third-party based on an allocation of the Company’s aggregate value to the outstanding equity instruments, applying a 30% discount to the warrant value for lack of marketability. The fair value of the warrant, $98,000, was recorded as a debt discount and is being amortized over the loan repayment period to interest expense. The Company recognized a charge of $1,000 and income of $26,000 related to change in the fair value of the warrants for the three and six months ended June 30, 2016. The warrants were converted into warrants to purchase common stock upon the completion of the IPO in 2016, and were reclassified to additional paid-in-capital in the Company's balance sheet. One of the warrants for 10,068 shares was exercised through a cashless exercise on October 26, 2016 resulting in the issuance of a net 7,310 shares of the Company's common stock, and the other warrant for 10,068 was exercised through a cashless exercise on May 2, 2017 resulting in the issuance of a net 8,077 shares.

12. Stock Incentive Plans

2006 Plan

In October 2006, the Company adopted the 2006 Equity Incentive Plan, as amended, (the “2006 Plan”). The Plan provided for the granting of stock options to employees and non-employees of the Company. Options granted under the Plan were either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) were granted only to employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) were granted to employees and non-employees. The board of directors had the authority to determine to whom options will be granted, the number of options, the term and the exercise price.

Options under the Plan were granted for periods of up to ten years and at  the fair value of the shares on the date of grant as determined by the board of directors. In general, options were exercisable at a rate of 25% after the first anniversary of the grant and then monthly vesting for an additional three years from date of grant. The term for options is no longer than five years for ISOs for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options. The Company issues new shares upon the exercise of options.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2016 Plan

In October 2016, the Company adopted the 2016 Equity Incentive Plan, (the “2016 Plan”). The 2016 Plan was subsequently approved by the Company’s stockholders and became effective on October 19, 2016, immediately before the effective date of the IPO. Following the effectiveness of the 2016 Plan, no additional options were granted under the 2006 Plan. In addition, to the extent that any awards outstanding or subject to vesting restrictions under the 2006 Plan are subsequently forfeited or terminated for any reason before being exercised or settled, the shares of common stock reserved for issuance pursuant to such awards as of the closing of the IPO will become available for issuance under the 2016 Plan. The remaining shares available for grant under the 2006 Plan became available for issuance under the 2016 Plan upon the closing of the IPO. On the first day of each year beginning with 2017, the 2016 Plan authorizes an annual increase of the least of 3,865,000 shares, 5% of outstanding common stock on the last day of the immediately preceding fiscal year or an amount as determined by the Company's Board of Directors. As of June 30, 2017, the Company has reserved 4,971,966 shares of common stock for issuance under the 2016 Stock Incentive Plan.

Pursuant to the 2016 Plan, stock options, restricted shares, stock units, including restricted stock units and stock appreciation rights, may be granted to employees, consultants, and outside directors of the Company. Options granted may be either ISOs or NSOs.

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

Employee Stock Purchase Program (“ESPP”)

In October 2016, the Company’s Board of Directors and stockholders approved the Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, the Company initially reserved 483,031 shares of common stock for issuance as of its effective date of October 19, 2016. On the first day of each calendar year, beginning in 2017, the number of shares in the reserve will increase by the lesser of 966,062 shares, 1.5% of the shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year, or an amount as determined by the Company’s Board of Directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for twelve-month offering periods that each contain two six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the purchase period.

As of June 30, 2017, 105,128 shares of common stock have been issued to employees participating in the ESPP and 709,993 shares were available for issuance under the ESPP.

Equity Incentive Plan Activity

A summary of share-based awards available for grant under the 2016 Plan is as follows:

Options Available for Grant
Balance at December 31, 2015	331,938
Additional options authorized	3,865,000
Options granted	(466,914)
Options forfeited	13,013
Balance at December 31, 2016	3,743,037
Additional options authorized	1,106,966
Options granted	(675,071)
Options forfeited	8,523
Balance at June 30, 2017	4,183,455

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes stock option activity under the 2006 and 2016 Plans, including grants to non-employees:

		Options Outstanding
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2015	2,685,913	$4.81	7.63	$11,589
Options granted	361,385	15.65
Options exercised	(57,067)	2.33
Options forfeited	(13,013)	6.92
Balances at December 31, 2016	2,977,218	6.16	6.93	$70,979
Options granted	411,183	35.59
Options exercised	(272,492)	3.08
Options forfeited	(8,523)	18.53
Balances at June 30, 2017	3,107,386	$10.29	7.29	$100,068
Options exercisable – June 30, 2017	1,886,915	$4.79	6.28	$71,128
Options vested and expected to vest – June 30, 2017	3,028,901	$9.97	7.24	$98,486

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock.

During the six months ended June 30, 2017 and 2016, the estimated weighted-average grant-date fair value of common stock underlying options granted was $18.33 and $5.75 per share, respectively.

13. Stock-Based Compensation

Employee Stock Options Valuation

The fair value of employee and director stock options was estimated at the date of grant using a Black-Scholes option valuation model with the weighted average assumptions below.

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Expected term (in years)	6.1	6.1	6.1	6.1
Expected volatility	48.1%	60.0%	52.6%	60.0%
Risk-free interest rate	2.00%	1.52%	2.08%	1.48%
Dividend yield	0.0%	0.0%	0.0%	0.0%

Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the statements of operations and comprehensive loss for all periods presented (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Cost of revenue	$38	$3	$76	$5
Research and development	383	33	752	69
Selling, general and administrative	1,844	407	3,464	776
Total stock-based compensation expense	$2,265	$443	$4,292	$850

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As June 30, 2017, there was total unamortized compensation costs of $10.1 million, net of estimated forfeitures, related to unvested stock options which the Company expects to recognize over a period of approximately 2.7 years, $9.4 million, net of estimated forfeitures, related to unrecognized restricted stock unit (“RSU”) expense, which the Company expects to recognize over a period of 3.0 years, and $0.9 million unrecognized ESPP expense, which the company will recognize over 0.9 years.

Non-Employee Stock-Based Compensation

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The measurement of stock-based compensation for non-employees is subject to periodic adjustment as the underlying equity instruments vest, and the related compensation expense is based on the estimated fair value of the equity instruments using the Black-Scholes option pricing model. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services received. Such expense was not material for the three and six months ended June 30, 2017 and 2016.

14. Net Loss Per Common Share

As the Company had net losses for the three and six months ended June 30, 2017 and 2016, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(6,444)	$(4,436)	$(11,747)	$(10,562)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	22,362,608	1,435,483	22,257,849	1,424,278
Net loss per common share, basic and diluted	$(0.29)	$(3.09)	$(0.53)	$(7.42)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the three and six months ended June 30, 2017 and 2016, because their inclusion would be anti-dilutive:

	As of June 30,
	2017	2016
Convertible preferred stock on an as-if converted basis	—	13,343,981
Options to purchase common stock	3,107,386	2,722,648
RSUs issued and unvested	366,684	—
Warrants to purchase convertible preferred stock on an as-if converted basis	—	328,114
Warrants to purchase common stock	143,795	—
Total	3,617,865	16,394,743

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
•

the easy-to-read ZIO Report, a curated summary of findings that includes high quality and clinically-actionable information, which is sent directly to a patient’s physician and can be integrated into a patient’s electronic health record

We receive revenue for the ZIO Service primarily from two sources: third-party payors and institutions. Third-party payors, which accounted for approximately 80% and 72% of our revenue for the six months ended June 30, 2017 and 2016, respectively, consist of commercial payors and government agencies, such as the Centers for Medicare & Medicaid Services, or CMS, and the Veterans Administration, or the VA. A significant portion of our revenue in the third-party commercial payor category is contracted, which means we have entered into pricing contracts with these payors. Approximately 37% and 41% of our total revenue for the six months ended June 30, 2017 and 2016, respectively, is received from federal government agencies under established reimbursement codes. A small portion of this revenue is received from patients in accordance with their insurance co-payments and deductibles. Institutions, which are typically hospitals, clinics, or private physician practices, accounted for approximately 20% and 28% of our revenue for the six months ended June 30, 2017 and 2016, respectively. We bill these organizations directly for our services and they are responsible for paying those invoices and seeking reimbursement from third-party payors where applicable. In addition, a small percentage of patients whose physicians prescribe the ZIO Service pay us directly. Typically, we bill institutional customers and rely on a third-party billing partner, XIFIN, Inc., to submit patient claims and collect from commercial and certain government agencies.

Since our ZIO Service was cleared by the U.S. Food and Drug Administration, or FDA, in 2009, we have provided the ZIO Service to over 700,000 patients and have collected over 200 million hours of curated heartbeat data. We believe the ZIO Service is well-positioned to disrupt an already-established $1.4 billion U.S. ambulatory cardiac monitoring market by offering a user-friendly device to patients, actionable information to physicians and value to payors.

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

Components of Results of Operations

Revenue

Substantially all of our revenue is currently derived from sales of our ZIO Service in the United States. We earn revenue from the provision of our ZIO Service primarily from two sources, third-party payors and institutions; however, a small percentage of our revenue is derived directly from patient payments. For the six months ended June 30, 2017 and 2016, we recognized approximately 90% and 85%, respectively, of our revenue on an accrual basis for instances where we have a predictable history of collections, contracted payors and institutions. We recognize revenue based on the billing rate less contractual and other adjustments to arrive at the amount we expect to collect from third-party payors with an established billing rate. We determine the amount we expect to collect based on a per-payor or agreement basis, after analyzing payment history. When we do not have a contract or agreement, or have an insufficient or unpredictable history of collections, we recognize revenue only upon the earlier of notification of the payor benefits allowed or when payment is received. We expect our revenue to increase as we increase the number of covered and contracted lives for our ZIO Service, expand our sales and marketing infrastructure, increase awareness of our product offerings, expand the range of indications for our ZIO Service and develop new products and services. We are subject to seasonality similar to other companies in our field, as vacations by physicians and patients tend to affect enrollment in the ZIO Service more during the summer months and during the end of year holidays compared to other times of the year. To date, the effect of these seasonal fluctuations on our quarterly results has been obscured by the growth of our business.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Revenue	$23,854	$15,734	$8,120	52%
Cost of revenue	6,744	5,156	1,588	31%
Gross profit	17,110	10,578	6,532	62%
Gross margin	72%	67%
Operating expenses:
Research and development	2,776	1,667	1,109	67%
Selling, general and administrative	20,255	12,608	7,647	61%
Total operating expenses	23,031	14,275	8,756	61%
Loss from operations	(5,921)	(3,697)	(2,224)	60%
Interest expense	(839)	(803)	(36)	4%
Other income (expense), net	316	64	252	394%
Net loss and comprehensive loss	$(6,444)	$(4,436)	$(2,008)	45%

Revenue

Revenue increased $8.1 million, or 52%, to $23.9 million during the three months ended June 30, 2017 from $15.7 million during the three months ended June 30, 2016. Revenue in the period primarily benefitted from volume increases of the ZIO Service performed, as well as an improvement in the average contracted rate.

Cost of Revenue and Gross Margin

Cost of revenue increased $1.6 million, or 31%, to $6.7 million during the three months ended June 30, 2017 from $5.2 million during the three months ended June 30, 2016. The increase in cost of revenue was primarily due to increased ZIO Service volume. This increase was partially offset by the reduction in costs to provide the ZIO Service, which was achieved primarily through manufacturing efficiencies in the production of our device and material cost reductions, and to a lesser extent by fixed costs absorption and reduced labor costs per device through our algorithm improvements and software-driven workflow enhancements.

Gross margin for the six months ended June 30, 2017 increased to 72%, compared to 67% for the three months ended June 30, 2016. The increase was primarily due to the revenue mix shift driven by the success of our contracting efforts, secondarily by the reduction in the cost of the ZIO Service due to our continued efforts to lower manufacturing costs, and to a lesser extent by fixed costs absorption and reduced labor costs per device through our algorithm improvements and software-driven workflow enhancements.

Research and Development Expenses

Research and development expenses increased $1.1 million, or 67%, to $2.8 million during the three months ended June 30, 2017 from $1.7 million during the three months ended June 30, 2016. The increase was primarily attributable to a $0.6 million increase in payroll and personnel-related expenses as a result of increased headcount and a $0.4 million increase in allocated facility-related expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.6 million, or 61%, to $20.3 million during the three months ended June 30, 2017 from $12.6 million during the three months ended June 30, 2016. The increase was primarily attributable to a $3.8 million increase in payroll and personnel-related expenses, including $1.4 million for non-cash stock-based compensation, as a result of increased headcount to support the growth in our operations, a $2.0 million increase in professional services expenses, primarily as a result of an increase in consulting expenses, a $0.7 million increase in allocated facility-related expenses, $0.4 million increase related to travel expenses and a $0.4 million increase in bad debt expense.

Interest Expense

Interest expense remained consistent at $0.8 million during the three months ended June 30, 2017 and the three months ended June 30, 2016 and is due to our debt financing entered into in December 2015.

Other Income (Expense), Net

Other income (expense), net increased $0.3 million to income of $0.3 million during the three months ended June 30, 2017 from expense of less than $0.1 million in other income during the three months ended June 30, 2016. The increase was primarily related to a $0.3 million increase of interest income from our investments.

Comparison of the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Revenue	$45,291	$28,588	$16,703	58%
Cost of revenue	13,081	9,815	3,266	33%
Gross profit	32,210	18,773	13,437	72%
Gross margin	71%	66%
Operating expenses:
Research and development	5,397	3,212	2,185	68%
Selling, general and administrative	37,479	24,129	13,350	55%
Total operating expenses	42,876	27,341	15,535	57%
Loss from operations	(10,666)	(8,568)	(2,098)	24%
Interest expense	(1,661)	(1,581)	(80)	5%
Other income (expense), net	580	(413)	993	(240)%
Net loss and comprehensive loss	$(11,747)	$(10,562)	$(1,185)	11%

Revenue

Revenue increased $16.7 million, or 58%, to $45.3 million during the six months ended June 30, 2017 from $28.6 million during the six months ended June 30, 2016. Revenue in the period primarily benefitted from volume increases of the ZIO Service performed, as well as improvements in the overall contracted rate.

Cost of Revenue and Gross Margin

Cost of revenue increased $3.3 million, or 33%, to $13.1 million during the six months ended June 30, 2017 from $9.8 million during the six months ended June 30, 2016. The increase in cost of revenue was primarily due to increased ZIO Service volume. This increase was partially offset by the reduction in costs to provide the ZIO Service, which was achieved primarily through manufacturing efficiencies in the production of our device and material cost reductions, and to a lesser extent by fixed costs absorption and reduced labor costs per device through our algorithm improvements and software-driven workflow enhancements.

Gross margin for the six months ended June 30, 2017 increased to 71%, compared to 66% for the six months ended June 30, 2016. The increase was primarily due to the revenue mix shift driven by the success of our contracting efforts, secondarily by the reduction in the cost of the ZIO Service due to our continued efforts to lower manufacturing costs, and to a lesser extent by fixed costs absorption and reduced labor costs per device through our algorithm improvements and software-driven workflow enhancements.

Research and Development Expenses

Research and development expenses increased $2.2 million, or 68%, to $5.4 million during the six months ended June 30, 2017 from $3.2 million during the six months ended June 30, 2016. The increase was primarily attributable to a $1.4 million increase in payroll and personnel-related expenses as a result of increased headcount and a $0.8 million increase in allocated facility-related expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $13.4 million, or 55%, to $37.5 million during the six months ended June 30, 2017 from $24.1 million during the six months ended June 30, 2016. The increase was primarily attributable to a $6.2 million increase in payroll and personnel-related expenses, including $2.7 million for non-cash stock-based compensation,  as a result of increased headcount to support the growth in our operations, a $3.4 million increase in professional services expenses, primarily as a result of an increase in consulting, accounting, legal, claims processing and recruiting services expenses, a $2.2 million increase in allocated facility and other-related expenses, a $1.0 million increase related to travel expenses and a $0.5 million increase in bad debt expense.

Interest Expense

Interest expense increased $0.1 million during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 due to the increased principal balance of our December 2015 debt financing as a result of paid-in-kind interest.

Other Income (Expense), Net

Other income (expense), net increased $1.0 million to income of $0.6 million during the six months ended June 30, 2017 from expense of $0.4 million in other income during the six months ended June 30, 2016. The change was primarily related to an increase of $0.5 million of interest income from our investments and $0.4 million decrease from the fair value re-measurement of preferred warrant liabilities at each balance sheet date, which concluded upon the conversion to common warrants upon the IPO in October 2016.

Liquidity and Capital Expenditures

Overview

As of June 30, 2017, we had cash and cash equivalents of $16.2 million and short-term investments of $93.6 million and an accumulated deficit of $138.9 million.  In connection with our IPO that closed in October 2016, we received net cash proceeds of $110.7 million, net of underwriters’ discounts and commissions and expenses paid by us. Prior to the IPO, we financed our operations primarily through sales of our private securities, sales of our products and services and debt financings.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
(in thousands)	2017	2016
Net cash (used in) provided by:
Operating activities	$(7,400)	$(13,364)
Investing activities	(30,354)	(1,069)
Financing activities	2,360	(1,801)
Net decrease in cash and cash equivalents	$(35,394)	$(16,234)

Cash Used in Operating Activities

During the six months ended June 30, 2017, cash used in operating activities was $7.4 million, which consisted of a net loss of $11.7 million, adjusted by non-cash charges of $9.9 million and a net change of $5.6 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of a change in stock based-based compensation of $4.3 million, in allowance for doubtful accounts and contractual allowance of $4.2 million, non-cash interest expense of $0.8 million and depreciation and amortization of $0.6 million. The change in our net operating assets and liabilities was primarily due to a decrease of $5.7 million in accounts receivable as a result of increased revenues.

During the six months ended June 30, 2016, cash used in operating activities was $13.4 million, which consisted of a net loss of $10.6 million, adjusted by non-cash charges of $4.7 million and a net change of $7.5 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of a change in allowance for doubtful accounts and contractual allowance of $2.1 million, change in value of warrant liability of $0.4 million, stock based-based compensation of $0.9 million and depreciation and amortization of $0.4 million. The change in our net operating assets and liabilities was primarily due to an increase of $5.8 million in accounts receivable as a result of an increase in revenue and a decrease of $0.8 million in accrued liabilities, primarily related to payments made on accrued payroll and related compensation accruals and a $0.5 million increase in other assets primarily related to the purchase of PCBAs to support the growth in volume of ZIO Service performed.

Cash Used in Investing Activities

Cash used in investing activities during the six months ended June 30, 2017 was $30.4 million, which consisted of $56.0 million in purchases of investments, $2.1 million of capital expenditures to purchase property and equipment, which were partially offset by $27.8 million of maturities of investments.

Cash  used in investing activities during the six months ended June 30, 2016 was $1.1 million, which consisted of capital expenditures to purchase property and equipment

Cash Provided by Financing Activities

During the six months ended June 30, 2017, cash provided by financing activities was $2.4 million from the proceeds of employee option exercises and ESPP stock purchases.

During the six months ended June 30, 2016, cash used in financing activities was $1.8 million, primarily consisting of payments of deferred issuance costs related to the IPO.

Indebtedness

Pharmakon Loan Agreement

In December 2015, we entered into the Loan Agreement with Pharmakon. The Pharmakon Loan Agreement provides for up to $55.0 million in term loans split into two tranches as follows: (i) Tranche A Loans of $30.0 million in term loans, and (ii) Tranche B Loans are up to $25.0 million in term loans. The Tranche A Loans were drawn on December 4, 2015. The Tranche B Loans were available to be drawn prior to December 4, 2016. No additional draw was taken.

During the first four years, payments are interest only, and for the first two years, 50% of the interest will be “paid-in-kind.” We are subject to a financial covenant related to minimum trailing revenue targets that begins in June 2017, and is tested on a semi-annual basis. The minimum net revenue covenant ranges from $44.7 million for the period ended June 30, 2017 to $102.6 million for the period ended December 31, 2021. The minimum net revenue financial covenant has a 45-day equity cure period following required delivery date of the financial statements. Pursuant to this equity cure provision, we may cure a revenue covenant default by raising additional funds from the sale of equity. The loan matures in December 2021. As of June 30, 2017, $32.4 million in principal and interest was outstanding under the Pharmakon Loan Agreement.

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

In December 2015, we used the proceeds from the Pharmakon Loan Agreement to repay $4.9 million of bank debt to SVB and entered into a Second Amended and Restated Loan and Security Agreement with SVB, or the SVB Loan Agreement. Under the SVB Loan Agreement we may borrow, repay and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $15.0 million, until December 4, 2018, when all outstanding principal and accrued interest becomes due and payable. Any principal amount outstanding under the SVB revolving credit line bears interest at a floating rate per annum equal to the rate published by The Wall Street Journal  as the “Prime Rate” plus 0.25%. The credit line is subject to financial covenants tied to our trailing twelve-month net sales. We may borrow up to 80% of our eligible accounts receivable, up to the maximum of $15.0 million. In August 2016, we obtained a $3.1 million letter of credit pursuant to the SVB revolving credit facility in connection with a new lease. As of June 30, 2017, we were eligible to borrow up to approximately $8.1 million and no amount was outstanding under the SVB revolving credit line.

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

Contractual Obligations

Our contractual obligations as of December 31, 2016 are presented in our 10-K filed with the SEC on March 31, 2017. With the exception of the following, there have been no material changes:

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

Recent Accounting Pronouncements

Refer to Note 2 in the financial statements for discussion of recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.

Interest Rate Sensitivity

We had cash, cash equivalents and investments of $109.8 million as of June 30, 2017, which consisted of bank deposits, money market funds and U.S. government securities, corporate notes, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

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

We had total outstanding debt of $33.1 million, which is net of debt discount and debt issuance costs, as of June 30, 2017. The interest rates on our outstanding debt carry fixed interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

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

Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time we may be involved in legal proceedings or investigations by governmental agencies. For example, we could become involved in litigation related to advertising, unfair competition or intellectual property litigation with our competitors. The defense of these and other matters can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses or make substantial payments to satisfy judgments or settle claims, all of which could have an adverse impact on our results of operations, financial position or cash flows.

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

Risks Related to Our Business

We have a history of net losses, which we expect to continue, and we may not be able to achieve or sustain profitability in the future

We have incurred net losses since our inception in September 2006. For the six months ended June 30, 2017 and 2016, we had a net loss of $11.7 million and $10.6 million, respectively, and we expect to continue to incur additional losses. As of June 30, 2017, we had an accumulated deficit of $138.9 million. The losses and accumulated deficit were primarily due to the substantial investments we made to develop and improve our technology and products and improve our business and the ZIO Service through research and development efforts and infrastructure improvements. Over the next several years, we expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our ZIO Service and to develop additional arrhythmic detection and management products and services. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses or at all. In addition, as a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

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

•	our revenue recognition policy, which generally provides that we recognize revenue only upon the earlier of notification of the payor benefits allowed or when payment is received
•	the amount and timing of costs and expenses related to the maintenance and expansion of our business and operations
•	changes in our pricing policies or those of our competitors
•	general economic, industry and market conditions
•	the regulatory environment
•	expenses associated with unforeseen product quality issues
•	timing of physician prescriptions and demand for our ZIO Service
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

For the six months ended June 30, 2017, we received approximately 28% of our revenue from reimbursement for our ZIO Service by CMS. CMS imposes extensive and detailed requirements on manufacturers of medical devices and providers of medical services, including but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities and how and where we provide our monitoring solutions. Our failure to comply with applicable CMS rules could result in a discontinuation of our reimbursement under the CMS payment programs, our being required to return funds already paid to us, civil monetary penalties, criminal penalties and/or exclusion from the CMS programs. In addition, regional Medicare Administrative Contractors, or MACs, change from time to time, which may result in changes to our reimbursement rates, increased administrative burden and reimbursement delay.

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

Since each payor makes its own decision as to whether to establish a policy concerning reimbursement or enter into a contract with us to set the price of reimbursement, seeking reimbursement on a payor-by-payor basis is a time consuming and costly process to which we dedicate substantial resources. If we do not dedicate sufficient resources to establishing contracts with third-party commercial payors, the amount that we are reimbursed for our products may decline, our revenue may become less predictable, and we will need to expend more efforts on a claim-by-claim basis to obtain reimbursement for our products.

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

We plan to introduce new products and services and our business will be harmed if we are not successful in selling these new products and services to our existing customers and new customers

We recently received FDA clearance for our ZIO AT ECG Monitoring System, which is designed to provide timely transmission of data during the wear period. We do not yet know whether this or any other new products and services will be well received and broadly adopted by physicians and their patients or whether sales will be sufficient for us to offset the costs of development, implementation, support, operation, sales and marketing. Although we have performed extensive testing of our new products and services, their broad-based implementation may require more support than we anticipate, which would further increase our expenses. Additionally, new products and services may subject us to additional risks of product performance, customer complaints and litigation. If sales of our new products and services are lower than we expect, or if we expend additional resources to fix unforeseen problems and develop modifications, our operating margins are likely to decrease.

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

In 2017, we have recognized approximately ten percent of our revenue on a non-accrual basis, and as a result, our quarterly operating results are difficult to predict.

If we do not have a contracted rate with a payor, we recognize revenue only upon the earlier of notification of the payor benefits allowed or when payment is received. We have limited visibility as to when we will receive payment for our ZIO Service with non-contracted payors and we or XIFIN must appeal any negative payment decisions, which often delay collections further. Additionally, a portion of the revenue from non-contracted payors is received from patient co-pays, which we may not receive for several months following delivery of service or at all. There is currently no predictable payment history for direct-billed non-contracted payors, and thus because a reasonable estimate of reimbursement cannot be made, we recognize revenue from such accounts only when we are notified of payment or it is received. Fluctuations in revenue may make it difficult for us, research analysts and investors to accurately forecast our revenue and operating results or to assess our actual performance. When management’s judgement indicates a reasonable estimate of reimbursement can be made we will begin recognizing the revenue on an accrual basis upon delivery. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.

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

Large competitors in the ambulatory cardiac market include companies that sell standard Holter monitor equipment such as GE Healthcare, Philips Healthcare, Mortara Instrument, Inc., Spacelabs Healthcare, Inc. and Welch Allyn Holdings, Inc., which was acquired by Hill-Rom Holdings, Inc. Additional competitors who offer Holter and event monitors, and also function as service providers, include BioTelemetry, Inc. and Medtronic plc. These companies have also developed other patch-based mobile cardiac monitors that have recently received FDA and foreign regulatory clearances. For example, LifeWatch AG, which was subsequently acquired by BioTelemetry in July 2017, received FDA clearance and CE mark for its mobile cardiac telemetry monitoring patch in January 2016 and December 2015, respectively. In addition, in July 2016, BioTelemetry, Inc. announced FDA clearance for its own patch-based mobile cardiac telemetry monitor. There are also several small start-up companies trying to compete in the patch-based cardiac monitoring space. We have seen a trend in the market for large medical device companies to acquire, invest in or form alliances with these smaller companies in order to diversify their product offerings and participate in the digital health space. Two examples of this are Medtronic plc’s 2014 acquisition of Corventis, Inc. and Boston Scientific Corporation’s 2015 equity investment and sales cooperation agreement with Preventice Solutions, Inc., which was formerly named eCardio Diagnostics, LLC. Future competition could come from makers of wearable fitness products or large information technology companies focused on improving healthcare. These competitors and potential competitors may introduce new products that compete with our ZIO Service. Many of our competitors and potential competitors have significantly greater financial and other resources than we do and have well-established reputations, broader product offerings, and worldwide distribution channels that are significantly larger and more effective than ours. If our competitors and potential competitors are better able to develop new ambulatory cardiac monitoring solutions than us, or develop more effective or less expensive cardiac monitoring solutions, they may render our current ZIO Service obsolete or non-competitive. Competitors may also be able to deploy larger or more effective sales and marketing resources than we currently have. Competition with these companies could result in price cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

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

As of June 30, 2017, we had $34.4 million in principal and interest outstanding under our credit facilities consisting of our loan agreements with Pharmakon and SVB and a promissory note issued to California HealthCare Foundation. We must make significant annual debt payments under the loan agreements and the promissory note, which will divert resources from other activities. Our debt with Pharmakon and SVB is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The covenants in these loan agreements, the promissory note and the note purchase agreement pursuant to which the promissory note was issued, as well as in any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control and future breaches of any of these covenants could result in a default under the loan agreements, the promissory note and the note purchase agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the loan agreements and the promissory note to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

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

We added two new directors to our board of directors in July 2017, which may lead to changes in our operations.

Two new directors were elected to our board of directors on July 17, 2017. One of these directors, Bruce G. Bodaken, served as Chairman and Chief Executive Officer of a payor, and the other director, Dr. Ralph Snyderman, served as founding Chief
Executive Officer and President of a provider. Another of our directors has served on our board of directors for less than 18 months. Because of these recent additions, our board of directors has not worked together as a group for an extended period of time. This change in the composition of our board of directors from directors affiliated with financial investors to directors with industry experience may lead to changes in our operations as these new directors analyze our business and contribute to the formulation of business strategies and objectives. If our board of directors does not align on the business strategies and objectives of our company, our operating results could be adversely affected.

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

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal controls over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. As an “emerging growth company,” we avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. We will no longer be able to take advantage of this exemption beginning on December 31, 2017, when we will be deemed a large accelerated filer and, as a result, cease to be an “emerging growth company.” When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.

Section 404 also requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the year ending December 31, 2017, provide a management report on our internal control over financial reporting. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are implementing the process and documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements with employees and third parties to protect our intellectual property rights. As of June 30, 2017, we owned, or retained exclusive license to, nine issued U.S. patents, the earliest of which will expire in 2028. As of June 30, 2017, we also owned, or retained an exclusive license to, two issued patents from each of the patent offices in Japan and Australia, and one issued patent from the patent offices in each of Canada, the European Union and Korea. The earliest expiration date of these international patents is 2027. As of June 30, 2017, we had twenty-one pending patent applications globally, including four in the United States, one in Australia, three in Canada, one in China, five in the European Union, one in India, four in Japan, two in Korea. Our patents and patent applications include claims covering key aspects of the design, manufacture and use of the ZIO Patch and the ZIO Service.

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

We are registered with the FDA as a medical device specifications developer and manufacturer. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Public Health, or CDPH, to determine our compliance with the QSR and other regulations at both our design and manufacturing facilities, and these inspections may include the manufacturing facilities of our suppliers. Our design facilities in San Francisco, California were most recently audited by the FDA in June 2016 and no formal observations resulted. For our manufacturing facility, the most recent FDA audit occurred in May 2013 at our previous location in Huntington Beach, California. One Form 483 observation resulted from this audit, which required a change to documentation procedures. Remedial action was completed within the 45-day timeline that was agreed to at the audit close. No additional follow up with the FDA was required and we believe that we are in substantial compliance with the QSR.

We are also registered with the EU as a medical device developer, manufacturer and service operator through the National Standard Authority of Ireland, or NSAI, our European Notified Body. Most recently, the NSAI conducted an ISO 13485 recertification audit of our design, manufacturing and service operations in March, April and June 2017.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd Frank Act, the listing requirements of The NASDAQ Stock Market and other applicable securities laws, rules and regulations. Compliance with these laws, rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources, particularly after we no longer qualify as an “emerging growth company,” under the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, our management and other personnel divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we will incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404, which has increased now that we will no longer be an emerging growth company under the JOBS Act starting with our next fiscal year. We continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we will incur in order to remain compliant with our public company reporting requirements or the timing of such costs. Additional compensation costs and any future equity awards will increase our compensation expense, which will increase our general and administrative expense and could adversely affect our profitability.

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

We currently qualify as an “emerging growth company” under the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from reporting requirements that are applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive to the extent we rely on available exemptions. If some investors do find our common stock less attractive, there may be a less active trading market for our common stock and our stock price may be more volatile or may decline.

Based on our market capitalization as of June 30, 2017, our status as an emerging growth company will cease on December 31, 2017 and we will be required to comply with, among other requirements, the auditor attestation requirements of Section 404 for our next annual report.

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

J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Canaccord Genuity Inc. and BTIG, LLC acted as the underwriters. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on October 20, 2016.

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

iRhythm Technologies, Inc.

Date: August 4, 2017	By:	/s/ Kevin M. King
Kevin M. King
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2017	By:	/s/ Matthew C. Garrett
Matthew C. Garrett
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.32	Office Lease dated May 1, 2017 between the Registrant and Radler Limited Partnership
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document