Form 10-Q
period 2017-09-30
iRhythm Technologies, Inc.
filed 2017-11-14
CIK 1388658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 22,981,467.

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

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$20,429	$51,643
Investments, short-term	87,017	54,407
Accounts receivable, net	12,039	9,406
Inventory	1,314	1,390
Prepaid expenses and other current assets	1,989	1,671
Restricted cash	—	91
Total current assets	122,788	118,608
Investments, long-term	—	10,981
Property and equipment, net	6,207	4,653
Goodwill	862	862
Other assets	3,798	3,052
Total assets	$133,655	$138,156
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,076	$2,103
Accrued liabilities	11,436	10,165
Deferred revenue	904	947
Accrued interest, current portion	149	—
Debt, current portion	1,479	—
Total current liabilities	16,044	13,215
Debt	32,053	32,227
Deferred rent, noncurrent portion	169	26
Accrued interest, net of current portion	—	126
Total liabilities	48,266	45,594
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000,000 authorized at September 30, 2017 and December 31, 2016, respectively; and none issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value – 100,000,000 shares authorized at September 30, 2017 and December 31, 2016, respectively; 22,978,954 and 22,139,346 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	28	22
Additional paid-in capital	230,831	219,718
Accumulated other comprehensive loss	(30)	(9)
Accumulated deficit	(145,440)	(127,169)
Total stockholders’ equity	85,389	92,562
Total liabilities and stockholders’ equity	$133,655	$138,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$25,035	$16,780	$70,327	$45,368
Cost of revenue	6,920	5,282	20,002	15,097
Gross profit	18,115	11,498	50,325	30,271
Operating expenses:
Research and development	3,790	1,635	9,187	4,847
Selling, general and administrative	20,308	12,529	57,787	36,658
Total operating expenses	24,098	14,164	66,974	41,505
Loss from operations	(5,983)	(2,666)	(16,649)	(11,234)
Interest expense	(862)	(807)	(2,522)	(2,388)
Other income (expense), net	321	(602)	900	(1,015)
Net loss	$(6,524)	$(4,075)	$(18,271)	$(14,637)
Net loss per common share, basic and diluted	$(0.29)	$(2.80)	$(0.81)	$(10.20)
Weighted-average shares used to compute net loss per common share, basic and diluted	22,811,907	1,454,307	22,446,399	1,434,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Loss	$(6,524)	$(4,075)	$(18,271)	$(14,637)
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	21	—	(19)	—
Comprehensive loss	$(6,503)	$(4,075)	$(18,290)	$(14,637)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(18,271)	$(14,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,103	646
Stock-based compensation	7,024	1,251
Amortization of debt discount and issuance costs	197	284
Amortization of premiums (accretion of discounts) on investments, net	(207)	—
Non-cash interest expense	1,152	1,099
Provision for bad debt and contractual allowance	5,927	3,384
Change in fair value of preferred stock warrant liabilities	—	996
Changes in operating assets and liabilities:
Accounts receivable	(8,560)	(7,115)
Inventory	76	(527)
Prepaid expenses and other current assets	(197)	(301)
Other assets	(793)	(842)
Accounts payable	(33)	69
Accrued liabilities	1,294	(363)
Deferred revenue	(43)	344
Deferred rent	143	(1)
Net cash used in operating activities	(11,188)	(15,713)
Cash flows from investing activities
Change in restricted cash	91	—
Purchases of property and equipment	(2,651)	(1,821)
Purchases of available-for-sale investments	(90,243)	—
Maturities of available-for-sale investments	68,682	—
Net cash used in investing activities	(24,121)	(1,821)
Cash flows from financing activities
Net proceeds from employee stock transactions	4,095	82
Payments of deferred issuance costs	—	(1,995)
Net cash provided by (used in) financing activities	4,095	(1,913)
Net decrease in cash and cash equivalents	(31,214)	(19,447)
Cash and cash equivalents, beginning of period	51,643	25,208
Cash and cash equivalents, end of period	$20,429	$5,761
Supplemental disclosures of cash flow information
Interest paid	$1,152	$1,213
Non-cash investing and financing activities
Deferred offering costs included in accounts payable and accrued liabilities	$—	$637
Property, plant and equipment costs included in accounts payable	$6	$152

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year.

The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2016 included in the Company’s Form 10-K, filed with the SEC on March 31, 2017.

Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements are consolidated for the nine months ended September 30, 2017 and 2016 and include the accounts of iRhythm Technologies, Inc. and its wholly-owned subsidiary, iRhythm Technologies Ltd., established in March 2016. The financial statements of iRhythm Technologies Ltd. use the U.S. dollar as the functional currency. For all non-functional currency balances, the remeasurement of such balances to functional currency results in a foreign exchange transaction gain or loss, which is recorded in the consolidated statements of operations.

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

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The following table presents the changes in the allowance for doubtful accounts:

	September 30,	December 31,
	2017	2016
Balance, beginning of period	$1,792	$1,125
Add: provision for doubtful accounts	1,855	1,960
Less: write-offs, net of recoveries and other adjustments	(852)	(1,293)
Balance, end of period	$2,795	$1,792

The following table presents the changes in the contractual allowance:

	September 30,	December 31,
	2017	2016
Balance, beginning of period	$2,340	$338
Add: contractual allowances	4,072	2,726
Less: write-offs, net of recoveries and other adjustments	(678)	(724)
Balance, end of period	$5,734	$2,340

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

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. The Company records an allowance for doubtful accounts when it becomes probable that a receivable will not be collected. Government agencies, including CMS and the Veterans Administration, accounted for approximately 39%, 38%, 38% and 40% of the Company’s revenue for the three and nine months ended September 30, 2017 and 2016 respectively. Accounts receivable related to government agencies accounted for 26% and 27% at September 30, 2017 and December 31, 2016, respectively.

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

Inventory

Inventory is stated at the lower of cost or net realizable value, cost being determined on a standard cost basis for material costs and on actual cost basis for labor and overhead, which approximates actual cost on a first in, first out  (“FIFO)” basis, and market being determined as the lower of cost or net realizable value. The Company records write-downs of inventory that is obsolete or in excess of anticipated demand or market value based on consideration of product lifecycle stage, technology trends, product development plans and assumptions about future demand and market conditions. Actual demand may differ from forecasted demand and such differences may have a material effect on recorded inventory values. Inventory write-downs are charged to cost of revenue and establish a new cost basis for the inventory.

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

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Other Assets

Included in the other assets are PCBAs totaling $3.5 million and $2.8 million as of September 30, 2017 and December 31, 2016, respectively. The Company uses a PCBA in each wearable device and it is used numerous times and has a useful life beyond one year. Each time the PCBA is used in a wearable device, a portion of the cost of the PCBA is recorded as a cost of revenue. The Company has based its estimates of how many times a PCBA can be used on testing in research and development, loss rates, product obsolescence, and the amount of time it takes the device to go through the manufacturing, shipping, customer shelf and patient wear time and upload process. The Company periodically evaluates the use estimate.

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

Revenue Recognition

The Company’s devices, cardiac rhythm monitors, have a wear period for up to 14 days for the ZIO Service or 30 days for the ZIO Event Card. The Company's services, consisting of the delivery of reports containing analysis of data captured by the physical device to the prescribing physician, are generally billable at the start of the wear period or when reports are issued to physicians, depending on the service provided. For the ZIO Event Card, the Company recognizes revenue on a straight-line basis over the applicable wear period, as the event monitoring results are delivered to physicians. For the ZIO Service, the Company recognizes the revenue at the time that a report is delivered to a physician. For all services performed, the Company considers whether or not the following revenue recognition criteria are met: persuasive evidence of an arrangement exists and delivery has occurred or services have been rendered. For services performed for customers the Company invoices directly, additional revenue recognition criteria include that the price is fixed and determinable and collectability is reasonably assured; for customers in which the Company submits claims to third-party commercial and governmental payors for reimbursement, it recognizes revenue only when a reasonable estimate of reimbursement can be made.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The Company recognizes revenue related to billings for CMS and commercial payors on an accrual basis, net of contractual allowances, when a reasonable estimate of reimbursement can be made. These contractual allowances represent the difference between the list price (the billing rate) and the reimbursement rate for each payor. Upon ultimate collection from CMS and commercial payors, the amount is compared to the previous estimates and the contractual allowance is adjusted accordingly. Until a contract has been negotiated with a commercial payor, the Company’s services may or may not be covered by these entities' existing reimbursement policies. In addition, patients do not enter into direct agreements with the Company that commit them to pay any portion of the cost of the service in the event that their insurance declines to reimburse the Company. In the absence of an agreement with the patient or other clearly enforceable legal right to demand payment from the patient, the related revenue is recognized upon the earlier of notification of the payor benefits allowed or when payment is received, until the Company has the ability to make a reasonable estimate. Contracted revenue recognized on an accrual basis was $22.5 million, $13.3 million, $62.1 million and $37.6 million for the three and nine months ended September 30, 2017 and 2016, respectively. Revenue related to non-contracted claims was $2.5 million, $3.5 million, $8.2 million and $7.8 million for the three and nine months ended September 30, 2017 and 2016, respectively.

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

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. In addition, Topic 606 requires more detailed disclosures to enable users of financial statements to understand the nature, timing and uncertainty of revenue and cash flows arising from a review of historical accounting policies and practices to identify potential differences in applying Topic 606.

The Company plans to adopt this standard on January 1, 2018 and will use the modified retrospective approach recognizing the cumulative effect of adopting this guidance as an adjustment to its opening accumulated deficit balance, which will have no effect on the Company’s consolidated statements of operations or cash flows for the quarter or year ended December 31, 2017.  Prior periods will not be retrospectively adjusted.  While the evaluation of the new standard is ongoing, the Company believes the adoption will result in a change to net revenue primarily due to the recognition of bad debt expense related to the patient responsibility of both contracted and non-contracted claims, which was $1.7 million for the nine months ended September 30, 2017, as a reduction of gross revenue rather than as a component of selling, general and administrative and, to a lesser extent, due to timing differences in its recognition of revenue related to non-contracted third-party payor claims as a result of changing from recognition based on the earlier of notification of the payor benefits allowed or when payment is received to the accrual basis based on historical experience.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This ASU was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. This standard covers accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. As a result of adopting ASU No. 2016‑09 on January 1, 2017, the Company has made an accounting policy election to continue to estimate forfeitures. The adoption of ASU No. 2016‑09 also requires excess tax benefits and tax deficiencies be recorded in the income statement as opposed to additional paid‑in capital when the awards vest or are settled, and has been applied on a prospective basis with no impact on the condensed consolidated financial statements as of and for the three months ended September 30, 2017. As a result of the adoption, the Company increased its total NOLs by $0.1 million on January 1, 2017 related to deferred tax assets that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting purposes. This amount is fully offset by the valuation allowance.

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

3. Cash Equivalents and Investments

The fair value of securities, not including cash at September 30, 2017 and December 31, 2016, were as follows (in thousands):

	September 30, 2017
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$5,722	$—	$—	$5,722
U.S. government securities	35,942	1	(26)	35,917
Corporate notes	15,669	1	(4)	15,666
Commercial paper	48,130	—	—	48,130
Total available-for-sale securities	$105,463	$2	$(30)	$105,435
Classified as:
Cash equivalents				$18,418
Short-term investments				87,017
Total cash equivalents and investments				$105,435

	December 31, 2016
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$45,937	$—	$—	$45,937
U.S. government securities	16,479	11	—	16,490
Corporate notes	23,947	—	(20)	23,927
Commercial paper	24,971	—	—	24,971
Total available-for-sale securities	$111,334	$11	$(20)	$111,325
Classified as:
Cash equivalents				$45,937
Short-term investments				54,407
Long-term investments				10,981
Total cash equivalents and investments				$111,325

Available-for-sale securities held as of September 30, 2017 had a weighted average days to maturity of 122 days. There have been no material realized gains or realized losses on available-for-sale securities for the periods presented.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As the carrying value approximates the fair value for the Company’s cash equivalents, short-term and long-term investments shown in the tables above, the following table summarizes the fair value of the Company’s cash equivalents, short-term and long-term investments classified by maturity (in thousands):

	September 30,	December 31,
	2017	2016
Due within one year	$105,435	$100,344
Due after one year through three years	—	10,981
Total available-for-sale marketable debt securities	$105,435	$111,325

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

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$5,722	$—	$—	$5,722
U.S. government securities	—	35,917	—	35,917
Corporate notes	—	15,666	—	15,666
Commercial paper	—	48,130	—	48,130
Total	$5,722	$99,713	$—	$105,435

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$45,937	$—	$—	$45,937
U.S. government securities	—	16,490	—	16,490
Corporate notes	—	23,927	—	23,927
Commercial paper	—	24,971	—	24,971
Total	$45,937	$65,388	$—	$111,325

The following table sets forth a summary of the changes in the fair value of the preferred stock warrants which is classified as Level 3 in the fair value hierarchy. There were no transfers into or out of Level 3 during the periods (in thousands):

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Beginning balance	$—	$2,949
Total change in fair value recorded as other expense, net	—	996
Ending balance	$—	$3,945

The valuation of the preferred stock warrant liabilities is discussed in Note 11.

5. Balance Sheet Components

Inventory and PCBAs

Inventory and PCBAs consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$737	$839
Finished goods	4,119	3,324
Total	$4,856	$4,163

Reported on the consolidated balance sheet as:
Inventory	$1,314	$1,390
Other assets	3,542	2,773
Total	$4,856	$4,163

Amounts reported as other assets are comprised of the PCBA costs that are included in both raw materials and finished goods totals above.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Laboratory and manufacturing equipment	$2,028	$1,509
Computer equipment and software	916	736
Furniture and fixtures	928	657
Leasehold improvements	703	502
Internal-use software	4,387	2,900
Total property and equipment, gross	8,962	6,304
Less: accumulated depreciation and amortization	(2,755)	(1,651)
Total property and equipment, net	$6,207	$4,653

Depreciation and amortization expense for the three and nine months ended September 30, 2017 and 2016 was $0.5 million, $0.2 million, $1.1 million and $0.6 million, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued vacation	$1,923	$1,642
Accrued payroll and related expenses	5,627	6,179
Accrued ESPP contributions	1,029	417
Accrued professional services fees	555	636
Other	2,302	1,291
Total accrued liabilities	$11,436	$10,165

6. Related-Party Transactions

Kaiser Permanente (“Kaiser”) is a common stockholder of the Company, representing 6.1% ownership of the total outstanding shares of the Company as of December 31, 2016. For the three and nine months ended September 30, 2017 and 2016, the Company recognized revenue of $1.0 million, $0.4 million, $2.8 million and $1.8 million, respectively, for transactions with Kaiser. The amounts receivable from transactions with Kaiser were $0.7 million and $0.4 million as of September 30, 2017 and December 31, 2016, respectively. Kaiser performs services related to clinical trials and the Company utilizes Kaiser for employee healthcare and the total expense recorded was $0.3 million, $0.1 million, $0.5 million, and $0.5 million as of the three and nine months ended September 30, 2017 and 2016, respectively. The amounts outstanding and included in accounts payable and accrued liabilities were $0.3 million and $0.2 million as of September 30, 2017, and December 31, 2016 respectively.

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

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the Company’s future minimum lease payments as of September 30, 2017 (in thousands):

Period Ending December 31:
2017 (remainder of year)	$1,263
2018	5,089
2019	5,108
2020	1,178
2021	406
Thereafter	2,541
Total	$15,585

The Company’s rent expense was $1.3 million, $0.6 million, $3.8 million and $1.6 million for the three and nine months ended September 30, 2017 and 2016, respectively.

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

During the first full eight quarters, payments are interest only and for the first two years, 50% of the interest will be “paid-in-kind.” The Company is subject to a financial covenant related to minimum trailing revenue targets that begins in June 2017, and is tested on a semi-annual basis. The minimum net revenue covenant ranges from $44.7 million for the period ended June 30, 2017 to $102.6 million for the period ended December 31, 2021. To date all minimum revenue targets have been achieved. The minimum net revenues financial covenant has a 45-day equity cure period following required delivery date of the financial statements. Pursuant to this equity cure provision, the Company may cure a revenue covenant default by raising additional funds from the sale of equity. The Company was in compliance with loan covenants as of September 30, 2017. The loan matures December 2021.

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

In December 2015, the Company used the proceeds from the Pharmakon Loan Agreement to repay $4.9 million of bank debt to SVB. The issuance costs and debt discount have been netted against the borrowed funds on the balance sheet. The debt balance as of September 30, 2017 and December 31, 2016 was $32.1 million and $30.8 million, respectively.

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

In August 2016, the Company obtained a $3.1 million standby letter of credit pursuant to the SVB revolving credit facility in connection with a lease for the San Francisco office. As of September 30, 2017 and December 31, 2016, the Company was eligible to borrow up to $7.7 million and $2.5 million, respectively, under the SVB revolving credit line.

The SVB Loan Agreement requires the Company to maintain a minimum consolidated liquidity and minimum net sales during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. The Company was in compliance with loan covenants as of September 30, 2017. The obligations under the SVB Loan Agreement are collaterialized by substantially all assets of the Company and this security interest is governed by an intercreditor agreement between Pharmakon and SVB.

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

In June 2015, the Company amended the CHCF Note to extend the maturity date to May 2018. In partial consideration for the amendment, the Company issued 8,552 warrants at $6.58 exercise price per share of the Company’s Series D convertible preferred stock. The CHCF note is subordinate to other debt. The debt balance, net of debt discount, as of September 30, 2017 and December 31, 2016 was $1.6 million and $1.5 million, respectively.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2017 and 2016, respectively, as it reported losses in each period which are not more likely than not to be realized. Due to the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.

At December 31, 2016, the Company had $0.6 million of unrecognized tax benefit, none of which, if recognized, would affect the effective tax rate as most of the unrecognized tax benefit is deferred tax assets currently offset by a valuation allowance.

A number of years may elapse before an uncertain tax position is audited and finally resolved.  While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome.  The Company adjusts these reserves in light of changing facts and circumstances.  Settlement of any particular position could require the use of cash.  As of September 30, 2017, changes to the Company’s uncertain tax positions in the next twelve months that are reasonably probable are not expected to have a material impact on the Company’s financial position or results of operations.

10. Stockholders’ Equity

Common stock

As of September 30, 2017, the Company’s amended and restated certificate of incorporation dated October 2016, authorized the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors. No dividends were declared through September 30, 2017.

The Company had reserved shares of common stock for issuance as follows:

	September 30,	December 31,
	2017	2016
Options issued and outstanding	2,765,902	2,977,218
Unvested restricted stock units	453,063	105,529
Common stock warrants issued and outstanding	127,918	217,245
Shares available for grant under future stock plans	4,774,565	4,226,068
	8,121,448	7,526,060

11. Preferred Stock Warrant Liabilities

In November 2012, in connection with borrowings under a convertible note, the Company issued warrants to purchase shares of Series C or New Preferred. The warrants were only exercisable if the Convertible Notes were converted into Series C or New Preferred. The warrants’ exercise price is $0.001 per share and they have a seven year term. On March 27, 2013 the Company closed the Series D financing. The warrants were converted into warrants to purchase 207,177 shares of Series D convertible preferred stock. The Company recognized a charge of $0.5 million and $0.7 million related to the change in the fair value of the warrants for the three and nine months ended September 30, 2016. Upon the IPO, the Series D preferred stock warrants converted into common stock warrants and were reclassified to additional paid-in-capital in the Company's balance sheet. As a result, the warrants are no longer subject to fair value remeasurement. As of September 30, 2017, 127,918 warrants were outstanding.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In June 2014, in connection with borrowings under the Second Amendment (Note 8), the Company issued warrants to purchase 20,136 shares of Series D Preferred Stock at $7.31 per share that expire June 2024. The fair value of the warrants was determined by using an option pricing model prepared by a third-party based on an allocation of the Company’s aggregate value to the outstanding equity instruments, applying a 30% discount to the warrant value for lack of marketability. The fair value of the warrant, $0.1 million, was recorded as a debt discount and is being amortized over the loan repayment period to interest expense. The Company recognized a charge of $15,000 and income of $41,000 related to change in the fair value of the warrants for the three and nine months ended September 30, 2016. The warrants were converted into warrants to purchase common stock upon the completion of the IPO in 2016, and were reclassified to additional paid-in-capital in the Company's balance sheet. One of the warrants for 10,068 shares was exercised through a cashless exercise on October 26, 2016 resulting in the issuance of a net 7,310 shares of the Company's common stock, and the other warrant for 10,068 was exercised through a cashless exercise on May 2, 2017 resulting in the issuance of a net 8,077 shares.

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

2016 Plan

In October 2016, the Company adopted the 2016 Equity Incentive Plan, (the “2016 Plan”). The 2016 Plan was subsequently approved by the Company’s stockholders and became effective on October 19, 2016, immediately before the effective date of the IPO. Following the effectiveness of the 2016 Plan, no additional options were granted under the 2006 Plan. In addition, to the extent that any awards outstanding or subject to vesting restrictions under the 2006 Plan are subsequently forfeited or terminated for any reason before being exercised or settled, the shares of common stock reserved for issuance pursuant to such awards as of the closing of the IPO will become available for issuance under the 2016 Plan. The remaining shares available for grant under the 2006 Plan became available for issuance under the 2016 Plan upon the closing of the IPO. On the first day of each year beginning with 2017, the 2016 Plan authorizes an annual increase of the least of 3,865,000 shares, 5% of outstanding common stock on the last day of the immediately preceding fiscal year or an amount as determined by the Company's Board of Directors. As of September 30, 2017, the Company has reserved 4,971,966 shares of common stock for issuance under the 2016 Stock Incentive Plan.

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

As of September 30, 2017, 105,128 shares of common stock have been issued to employees participating in the ESPP and 709,993 shares were available for issuance under the ESPP.

Equity Incentive Plan Activity

A summary of share-based awards available for grant under the 2016 Plan is as follows:

Options Available for Grant
Balance at December 31, 2015	331,938
Additional options authorized	3,865,000
Options granted	(466,914)
Options forfeited	13,013
Balance at December 31, 2016	3,743,037
Additional options authorized	1,106,966
Options granted	(800,846)
Options forfeited	15,415
Balance at September 30, 2017	4,064,572

The following table summarizes stock option activity under the 2006 and 2016 Plans, including grants to non-employees:

		Options Outstanding
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2015	2,685,913	$4.81	7.63	$11,589
Options granted	361,385	15.65
Options exercised	(57,067)	2.33
Options forfeited	(13,013)	6.92
Balances at December 31, 2016	2,977,218	6.16	6.93	$70,979
Options granted	449,556	36.24
Options exercised	(649,213)	3.97
Options forfeited	(11,659)	15.72
Balances at September 30, 2017	2,765,902	$11.52	7.29	$111,634
Options exercisable – September 30, 2017	1,656,418	$5.43	6.36	$76,940
Options vested and expected to vest – September 30, 2017	2,698,510	$11.21	7.25	$109,750

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

During the nine months ended September 30, 2017 and 2016, the estimated weighted-average grant-date fair value of common stock underlying options granted was $18.50 and $5.78 per share, respectively.

13. Stock-Based Compensation

Employee Stock Options Valuation

The fair value of employee and director stock options was estimated at the date of grant using a Black-Scholes option valuation model with the weighted average assumptions below.

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Expected term (in years)	6.1	6.1	6.1	6.1
Expected volatility	46.9%	60.0%	52.1%	60.0%
Risk-free interest rate	1.94%	1.28%	2.07%	1.45%
Dividend yield	0.0%	0.0%	0.0%	0.0%

Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the statements of operations and comprehensive loss for all periods presented (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Cost of revenue	$36	$3	$112	$8
Research and development	446	34	1,198	103
Selling, general and administrative	2,249	364	5,714	1,140
Total stock-based compensation expense	$2,731	$401	$7,024	$1,251

As September 30, 2017, there was total unamortized compensation costs of $10.1 million, net of estimated forfeitures, related to unvested stock options which the Company expects to recognize over a period of approximately 2.5 years, $12.4 million, net of estimated forfeitures, related to unrecognized restricted stock unit (“RSU”) expense, which the Company expects to recognize over a period of 2.7 years, and $0.4 million unrecognized ESPP expense, which the Company will recognize over 0.7 years.

Non-Employee Stock-Based Compensation

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The measurement of stock-based compensation for non-employees is subject to periodic adjustment as the underlying equity instruments vest, and the related compensation expense is based on the estimated fair value of the equity instruments using the Black-Scholes option pricing model. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services received. Such expense was not material for the three and nine months ended September 30, 2017 and 2016.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

14. Net Loss Per Common Share

As the Company had net losses for the three and nine months ended September 30, 2017 and 2016, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(6,524)	$(4,075)	$(18,271)	$(14,637)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	22,811,907	1,454,307	22,446,399	1,434,583
Net loss per common share, basic and diluted	$(0.29)	$(2.80)	$(0.81)	$(10.20)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the three and nine months ended September 30, 2017 and 2016, because their inclusion would be anti-dilutive:

	As of September 30,
	2017	2016
Convertible preferred stock on an as-if converted basis	—	13,343,981
Options to purchase common stock	2,765,902	2,732,538
RSUs issued and unvested	453,063	—
Warrants to purchase convertible preferred stock on an as-if converted basis	—	328,114
Warrants to purchase common stock	127,918	—
Total	3,346,883	16,404,633

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
•

the easy-to-read ZIO Report, a curated summary of findings that includes high quality and clinically-actionable information, which is sent directly to a patient’s physician and can be integrated into a patient’s electronic health record

We receive revenue for the ZIO Service primarily from two sources: third-party payors and institutions. Third-party payors, which accounted for approximately 81% and 73% of our revenue for the nine months ended September 30, 2017 and 2016, respectively, consist of commercial payors and government agencies, such as the Centers for Medicare & Medicaid Services, or CMS, and the Veterans Administration, or the VA. A significant portion of our revenue in the third-party commercial payor category is contracted, which means we have entered into pricing contracts with these payors. Approximately 38% and 40% of our total revenue for the nine months ended September 30, 2017 and 2016, respectively, is received from federal government agencies under established reimbursement codes. A small portion of this revenue is received from patients in accordance with their insurance co-payments and deductibles. Institutions, which are typically hospitals, clinics, or private physician practices, accounted for approximately 19% and 26% of our revenue for the nine months ended September 30, 2017 and 2016, respectively. We bill these organizations directly for our services and they are responsible for paying those invoices and seeking reimbursement from third-party payors where applicable. In addition, a small percentage of patients whose physicians prescribe the ZIO Service pay us directly. Typically, we bill institutional customers and rely on a third-party billing partner, XIFIN, Inc., to submit patient claims and collect from commercial and certain government agencies.

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

Components of Results of Operations

Revenue

Substantially all of our revenue is derived from sales of our ZIO Service in the United States. We earn revenue from the provision of our ZIO Service primarily from two sources, third-party payors and institutions; however, a small percentage of our revenue is derived directly from patient payments. For the nine months ended September 30, 2017 and 2016, we recognized approximately 88% and 83%, respectively, of our revenue on an accrual basis for instances where we have a predictable history of collections, contracted payors and institutions. We recognize revenue based on the billing rate less contractual and other adjustments to arrive at the amount we expect to collect from third-party payors with an established billing rate. We determine the amount we expect to collect based on a per-payor or agreement basis, after analyzing payment history. When we do not have a contract or agreement, or have an insufficient or unpredictable history of collections, we recognize revenue only upon the earlier of notification of the payor benefits allowed or when payment is received. We expect our revenue to increase as we increase the number of covered and contracted lives for our ZIO Service, expand our sales and marketing infrastructure, increase awareness of our product offerings, expand the range of indications for our ZIO Service and develop new products and services. We are subject to seasonality similar to other companies in our field, as vacations by physicians and patients tend to affect enrollment in the ZIO Service more during the summer months and during the end of year holidays compared to other times of the year. To date, the effect of these seasonal fluctuations on our quarterly results has been obscured by the growth of our business.

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

We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, or SEC, the Sarbanes-Oxley Act, and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services.

Interest Expense

Interest expense consists of cash and non-cash components. The cash component of interest expense is attributable to borrowings under our loan agreements and amounts owed under the promissory note issued to California HealthCare Foundation. The non-cash component consists of interest expense recognized from the amortization of debt discounts derived from the issuance of warrants and debt issuance costs capitalized on our balance sheets, and “paid-in-kind” interest when debt payments are interest only and are added back to the debt balance.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Revenue	$25,035	$16,780	$8,255	49%
Cost of revenue	6,920	5,282	1,638	31%
Gross profit	18,115	11,498	6,617	58%
Gross margin	72%	69%
Operating expenses:
Research and development	3,790	1,635	2,155	132%
Selling, general and administrative	20,308	12,529	7,779	62%
Total operating expenses	24,098	14,164	9,934	70%
Loss from operations	(5,983)	(2,666)	(3,317)	124%
Interest expense	(862)	(807)	(55)	7%
Other income (expense), net	321	(602)	923	153%
Net loss and comprehensive loss	$(6,524)	$(4,075)	$(2,449)	60%

Revenue

Revenue increased $8.3 million, or 49%, to $25.0 million during the three months ended September 30, 2017 from $16.8 million during the three months ended September 30, 2016. Revenue in the period primarily benefitted from volume increases of the ZIO Service performed, as well as an improvement in the average contracted rate.

Cost of Revenue and Gross Margin

Cost of revenue increased $1.6 million, or 31%, to $6.9 million during the three months ended September 30, 2017 from $5.3 million during the three months ended September 30, 2016. The increase in cost of revenue was primarily due to increased ZIO Service volume. This increase was partially offset by the reduction in costs to provide the ZIO Service, which was achieved primarily through manufacturing efficiencies in the production of our device and material cost reductions, and to a lesser extent by fixed costs absorption and reduced labor costs per device of our service through our algorithm improvements and software-driven workflow enhancements.

Gross margin for the three months ended September 30, 2017 increased to 72%, compared to 69% for the three months ended September 30, 2016. The increase was primarily due to the revenue mix shift driven by the success of our contracting efforts, secondarily by the reduction in the cost of the ZIO Service due to our continued efforts to lower manufacturing costs, and to a lesser extent by fixed costs absorption and reduced labor costs per device of our service through our algorithm improvements and software-driven workflow enhancements.

Research and Development Expenses

Research and development expenses increased $2.2 million, or 132%, to $3.8 million during the three months ended September 30, 2017 from $1.6 million during the three months ended September 30, 2016. The increase was primarily attributable to a $1.5 million increase in payroll and personnel-related expenses as a result of increased headcount, $0.4 million increase in allocated facility-related expenses, and $0.2 million for clinical trials and other expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.8 million, or 62%, to $20.3 million during the three months ended September 30, 2017 from $12.5 million during the three months ended September 30, 2016. The increase was primarily attributable to a $4.0 million increase in payroll and personnel-related expenses, including $1.9 million for non-cash stock-based compensation, as a result of increased headcount to support the growth in our operations, $1.6 million increase in professional services expenses, primarily as a result of an increase in accounting and finance costs, $1.0 million increase in commissions due to sales team expansion, a $0.5 million increase in allocated facility-related expenses and $0.5 million increase related to travel expenses.

Interest Expense

Interest expense increased $0.1 million, or 7%, to $0.9 million during the three months ended September 30, 2017 from $0.8 million during the three months ended September 30, 2016 and is due to our debt financing entered into in December 2015.

Other Income (Expense), Net

Other income (expense), net increased $0.9 million, or 153%, to income of $0.3 million during the three months ended September 30, 2017 from expense of $0.6 million during the three months ended September 30, 2016. The increase was primarily related to $0.6 million of expense related to the revaluation of warrants in 2016 and an increase of $0.3 million increase of interest income from our investments in 2017.

Comparison of the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Revenue	$70,327	$45,368	$24,959	55%
Cost of revenue	20,002	15,097	4,905	32%
Gross profit	50,325	30,271	20,054	66%
Gross margin	72%	67%
Operating expenses:
Research and development	9,187	4,847	4,340	90%
Selling, general and administrative	57,787	36,658	21,129	58%
Total operating expenses	66,974	41,505	25,469	61%
Loss from operations	(16,649)	(11,234)	(5,415)	48%
Interest expense	(2,522)	(2,388)	(134)	6%
Other income (expense), net	900	(1,015)	1,915	-189%
Net loss and comprehensive loss	$(18,271)	$(14,637)	$(3,634)	25%

Revenue

Revenue increased $25.0 million, or 55%, to $70.3 million during the nine months ended September 30, 2017 from $45.4 million during the nine months ended September 30, 2016. Revenue in the period primarily benefitted from volume increases of the ZIO Service performed, as well as improvements in the overall contracted rate.

Cost of Revenue and Gross Margin

Cost of revenue increased $4.9 million, or 32%, to $20.0 million during the nine months ended September 30, 2017 from $15.1 million during the nine months ended September 30, 2016. The increase in cost of revenue was primarily due to increased ZIO Service volume. This increase was partially offset by the reduction in costs to provide the ZIO Service, which was achieved primarily through manufacturing efficiencies in the production of our device and material cost reductions, and to a lesser extent by fixed costs absorption and reduced labor costs per device through our algorithm improvements and software-driven workflow enhancements.

Gross margin for the nine months ended September 30, 2017 increased to 72%, compared to 67% for the nine months ended September 30, 2016. The increase was primarily due to the revenue mix shift driven by the success of our contracting efforts, secondarily by the reduction in the cost of the ZIO Service due to our continued efforts to lower manufacturing costs, and to a lesser extent by fixed costs absorption and reduced labor costs per device of our service through our algorithm improvements and software-driven workflow enhancements.

Research and Development Expenses

Research and development expenses increased $4.3 million, or 90%, to $9.2 million during the nine months ended September 30, 2017 from $4.8 million during the nine months ended September 30, 2016. The increase was primarily attributable to a $2.8 million increase in payroll and personnel-related expenses as a result of increased headcount and a $1.2 million increase in allocated facility-related expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $21.1 million, or 58%, to $57.8 million during the nine months ended September 30, 2017 from $36.7 million during the nine months ended September 30, 2016. The increase was primarily attributable to a $10.2 million increase in payroll and personnel-related expenses, including $4.6 million for non-cash stock-based compensation, as a result of increased headcount to support the growth in our operations, a $4.9 million increase in professional services expenses, primarily as a result of an increase in consulting, accounting, legal, claims processing and recruiting services expenses, a $1.9 million increase in allocated facility and other-related expenses, a $1.4 million increase related to travel expenses, $1.2 million increase in commissions due to sales team expansion, $0.5 million increase in insurance and a $0.4 million increase in bad debt expense.

Interest Expense

Interest expense increased $0.1 million, or 6%, to $2.5 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due to the increased principal balance of our December 2015 debt financing as a result of paid-in-kind interest.

Other Income (Expense), Net

Other income (expense), net increased $1.9 million to income of $0.9 million during the nine months ended September 30, 2017 from expense of $1.0 million during the nine months ended September 30, 2016. The change was primarily related to an increase of $0.8 million of interest income from our investments and $1.0 million decrease from the fair value re-measurement of preferred warrant liabilities at each balance sheet date, which concluded upon the conversion to common warrants upon the IPO in October 2016.

Liquidity and Capital Expenditures

Overview

As of September 30, 2017, we had cash and cash equivalents of $20.4 million and short-term investments of $87.0 million and an accumulated deficit of $145.4 million.  In connection with our IPO that closed in October 2016, we received net cash proceeds of $110.7 million, net of underwriters’ discounts and commissions and expenses paid by us. Prior to the IPO, we financed our operations primarily through sales of our private securities, sales of our products and services and debt financings.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
(in thousands)	2017	2016
Net cash (used in) provided by:
Operating activities	$(11,188)	$(15,617)
Investing activities	(24,121)	(1,821)
Financing activities	4,095	(2,009)
Net decrease in cash and cash equivalents	$(31,214)	$(19,447)

Cash Used in Operating Activities

During the nine months ended September 30, 2017, cash used in operating activities was $11.2 million, which consisted of a net loss of $18.3 million, adjusted by non-cash charges of $15.2 million and a net change of $8.1 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of a change in stock based-based compensation of $7.0 million, in allowance for doubtful accounts and contractual allowance of $5.9 million, non-cash interest expense of $1.2 million and depreciation and amortization of $1.1 million. The change in our net operating assets and liabilities was primarily due to a decrease of $8.6 million in accounts receivable as a result of increased revenues.

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

Cash Used in Investing Activities

Cash used in investing activities during the nine months ended September 30, 2017 was $24.1 million, which consisted primarily of $90.2 million in purchases of investments, $2.7 million of capital expenditures to purchase property and equipment, which were partially offset by $68.7 million of maturities of investments.

Cash used in investing activities during the nine months ended September 30, 2016 was $1.8 million, which consisted of capital expenditures to purchase property and equipment

Cash Provided by Financing Activities

During the nine months ended September 30, 2017, cash provided by financing activities was $4.1 million from the proceeds of employee option exercises and ESPP stock purchases.

During the nine months ended September 30, 2016, cash used in financing activities was $2.0 million, primarily consisting of payments of deferred issuance costs related to the IPO.

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

During the first four years, payments are interest only, and for the first two years, 50% of the interest will be “paid-in-kind.” We are subject to a financial covenant related to minimum trailing revenue targets that begins in June 2017, and is tested on a semi-annual basis. The minimum net revenue covenant ranges from $44.7 million for the period ended June 30, 2017 to $102.6 million for the period ended December 31, 2021, which was achieved as of June 30, 2017. The minimum net revenue financial covenant has a 45-day equity cure period following required delivery date of the financial statements. Pursuant to this equity cure provision, we may cure a revenue covenant default by raising additional funds from the sale of equity. The loan matures in December 2021. As of September 30, 2017, $32.7 million in principal and interest was outstanding under the Pharmakon Loan Agreement.

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

In December 2015, we used the proceeds from the Pharmakon Loan Agreement to repay $4.9 million of bank debt to SVB and entered into a Second Amended and Restated Loan and Security Agreement with SVB, or the SVB Loan Agreement. Under the SVB Loan Agreement we may borrow, repay and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $15.0 million, until December 4, 2018, when all outstanding principal and accrued interest becomes due and payable. Any principal amount outstanding under the SVB revolving credit line bears interest at a floating rate per annum equal to the rate published by The Wall Street Journal  as the “Prime Rate” plus 0.25%. The credit line is subject to financial covenants tied to our trailing twelve-month net sales. We may borrow up to 80% of our eligible accounts receivable, up to the maximum of $15.0 million. In August 2016, we obtained a $3.1 million letter of credit pursuant to the SVB revolving credit facility in connection with a new lease. As of September 30, 2017, we were eligible to borrow up to approximately $7.7 million and no amount was outstanding under the SVB revolving credit line.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. In addition, Topic 606 requires more detailed disclosures to enable users of financial statements to understand the nature, timing and uncertainty of revenue and cash flows arising from a review of historical accounting policies and practices to identify potential differences in applying Topic 606.

The Company plans to adopt this standard on January 1, 2018 and will use the modified retrospective approach recognizing the cumulative effect of adopting this guidance as an adjustment to its opening accumulated deficit balance, which will have no effect on the Company’s consolidated statements of operations or cash flows for the quarter or year ended December 31, 2017.  Prior periods will not be retrospectively adjusted.  While the evaluation of the new standard is ongoing, the Company believes the adoption will result in a change to net revenue primarily due to the recognition of bad debt expense related to the patient responsibility of both contracted and non-contracted claims, which was $1.7 million for the nine months ended September 30, 2017, as a reduction of gross revenue rather than as a component of selling, general and administrative and, to a lesser extent, due to timing differences in its recognition of revenue related to non-contracted third-party payor claims as a result of changing from recognition based on the earlier of notification of the payor benefits allowed or when payment is received to the accrual basis based on historical experience.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This ASU was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. This standard covers accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. As a result of adopting ASU No. 2016‑09 on January 1, 2017, the Company has made an accounting policy election to continue to estimate forfeitures. The adoption of ASU No. 2016‑09 also requires excess tax benefits and tax deficiencies be recorded in the income statement as opposed to additional paid‑in capital when the awards vest or are settled, and has been applied on a prospective basis with no impact on the condensed consolidated financial statements as of and for the three months ended September 30, 2017. As a result of the adoption, the Company increased its total NOLs by $0.1 million on January 1, 2017 related to deferred tax assets that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting purposes. This amount is fully offset by the valuation allowance.

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

Interest Rate Sensitivity

We had cash, cash equivalents and investments of $107.4 million as of September 30, 2017, which consisted of bank deposits, money market funds, U.S. government securities, corporate notes, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

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

We had total outstanding debt of $33.5 million, which is net of debt discount and debt issuance costs, as of September 30, 2017. The interest rates on our outstanding debt carry fixed interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

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

Risks Related to Our Business

We have a history of net losses, which we expect to continue, and we may not be able to achieve or sustain profitability in the future

We have incurred net losses since our inception in September 2006. For the nine months ended September 30, 2017 and 2016, we had a net loss of $18.3 million and $14.6 million, respectively, and we expect to continue to incur additional losses. As of September 30, 2017, we had an accumulated deficit of $145.4 million. The losses and accumulated deficit were primarily due to the substantial investments we made to develop and improve our technology and products and improve our business and the ZIO Service through research and development efforts and infrastructure improvements. Over the next several years, we expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our ZIO Service and to develop additional arrhythmic detection and management products and services. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses or at all. In addition, as a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

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

We have noticed seasonality in the use of our ZIO Service which, along with other factors such as severe weather, may cause quarterly fluctuations in our revenue.

During the summer months and the holiday season, we have observed that the use of our ZIO Service decreases, which reduces our revenue during those periods. We believe that the decrease in demand may result from physicians or their patients taking vacation. Severe weather conditions or natural disasters also may hamper or otherwise restrict when patients seeking diagnostic services such as the ZIO Service visit prescribing physicians. Similarly, we generally experience some effects of seasonality due to the renewal of insurance deductibles at the beginning of the calendar year. These factors may cause our results of operations to vary from quarter to quarter

Reimbursement by CMS is highly regulated and subject to change; our failure to comply with applicable regulations could result in decreased revenue and may subject us to penalties or have an adverse impact on our business.

For the nine months ended September 30, 2017, we received approximately 28% of our revenue from reimbursement for our ZIO Service by CMS. CMS imposes extensive and detailed requirements on manufacturers of medical devices and providers of medical services, including but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities and how and where we provide our monitoring solutions. Our failure to comply with applicable CMS rules could result in a discontinuation of our reimbursement under the CMS payment programs, our being required to return funds already paid to us, civil monetary penalties, criminal penalties and/or exclusion from the CMS programs. In addition, regional Medicare Administrative Contractors, or MACs, change from time to time, which may result in changes to our reimbursement rates, increased administrative burden and reimbursement delay.

Changes in public health insurance coverage and CMS reimbursement rates for the ZIO Service could affect the adoption of the ZIO Service and our future revenue.

Government payors may change their coverage and reimbursement policies, as well as payment amounts, in a way that would prevent or limit reimbursement for our ZIO Service, which would significantly harm our business. For example, government and other third-party payors require us to identify the service for which we are seeking reimbursement by using a Current Procedural Terminology, or CPT, code set maintained by the American Medical Association. We have secured CPT codes specific to our category of diagnostic monitoring through 2022, but these codes are not exclusive to the ZIO Service and our competitors’ products and services may also qualify for reimbursement under these codes.  To the extent one of our competitors or a future competitor produces a product or service at a less expensive price, it may cause the reimbursement under these CPT codes to decrease. In addition, third-party payors often reimburse based on CMS reimbursement rates. To the extent CMS reduces its reimbursement rates for the ZIO Service, third-party payors may reduce the rates at which they reimburse the ZIO Service, which could adversely affect our revenue.

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

Controls imposed by CMS and commercial third-party payors designed to reduce costs, commonly referred to as “utilization review”, may affect our operations. Federal law contains numerous provisions designed to ensure that services rendered to CMS patients meet professionally recognized standards and are medically necessary, appropriate for the specific patient and cost-effective. These provisions include a requirement that a sampling of CMS patients must be reviewed by quality improvement organizations, which review the appropriateness of product prescriptions, the quality of care provided, and the appropriateness of reimbursement costs. Quality improvement organizations may deny payment for services or assess fines and also have the authority to recommend to the U.S. Department of Health and Human Services, or DHHS, that a provider which is in substantial noncompliance with the standards of the quality improvement organization be excluded from participation in the Medicare program. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or Affordable Care Act, potentially expands the use of prepayment review by Medicare contractors by eliminating statutory restrictions on their use, and, as a result, efforts to impose more stringent cost controls are expected to continue. Utilization review is also a requirement of most non-governmental managed care organizations and other third-party payors. To date these controls have not had a significant effect on our operations, but significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material, adverse effect on our business, financial position and results of operations in the future.

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

The current presidential administration and Congress are expected to attempt to make sweeping changes to the current health care laws.  It is uncertain how modification or repeal of any of the provisions of the Affordable Care Act, including as a result of current and future executive orders and legislative actions, will impact us and the medical device industry as a whole.  Any changes to, or repeal of, the Affordable Care Act may have a material adverse effect on our results of operations.  We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

We plan to introduce new products and services and our business will be harmed if we are not successful in selling these new products and services to our existing customers and new customers

We recently received FDA clearance for our ZIO AT ECG Monitoring System, which is designed to provide timely transmission of data during the wear period. We refer to both the ZIO AT ECG Monitoring System, or ZIO AT Patch, and ZIO XT Patch as the ZIO Patch in this Quarterly Report on 10-Q, unless otherwise specified. We do not yet know whether the ZIO AT ECG Monitoring System or any other new products and services will be well received and broadly adopted by physicians and their patients or whether sales will be sufficient for us to offset the costs of development, implementation, support, operation, sales and marketing. Although we have performed extensive testing of our new products and services, their broad-based implementation may require more support than we anticipate, which would further increase our expenses. Additionally, new products and services may subject us to additional risks of product performance, customer complaints and litigation. If sales of our new products and services are lower than we expect, or if we expend additional resources to fix unforeseen problems and develop modifications, our operating margins are likely to decrease.

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
•

we are subject to state and federal regulations, including the FDA’s Quality System Regulation, or the QSR, and the European Union’s, or EU’s, Medical Device Directive, or MDD, for both the manufacture of the ZIO Patch and the provision of the ZIO Service, noncompliance with which could cause an interruption in our manufacturing, distribution and services

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

Our manufacturing facilities and processes and those of our third-party suppliers are subject to unannounced FDA, state , and Notified Body regulatory inspections for compliance with the QSR and MDD requirements. Developing and maintaining a compliant quality system is time consuming and expensive. Failure to maintain compliance with, or not fully complying with the requirements of the FDA and state regulators could result in enforcement actions against us or our third-party suppliers, which could include the issuance of warning letters, adverse publicity, seizures, prohibitions on product sales, recalls and civil and criminal penalties, any one of which could significantly impact our manufacturing supply and provision of services and impair our financial results.

We depend on third-party vendors to manufacture some of our components, which could make us vulnerable to supply shortages and price fluctuations that could harm our business.

We rely on third-party vendors for components used in our ZIO Patch. Our reliance on third-party vendors subjects us to a number of risks, including:

•	inability to obtain adequate supply in a timely manner or on commercially reasonable terms
•	interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations

•	production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications
•	inability of the manufacturer or supplier to comply with the QSR, MDD and state regulatory authorities
•	delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s failure to consistently produce quality components
•	price fluctuations due to a lack of long-term supply arrangements with our suppliers for key components
•	inability to control the quality of products manufactured by third parties
•	delays in delivery by our suppliers due to changes in demand from us or their other customers

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

We rely on single suppliers for the supply of our adhesive substrate, disposable plastic housings, instruments and other materials that we use to manufacture our ZIO Patch. These components and materials are critical and there are relatively few alternative sources of supply. We have not qualified additional suppliers for some of these components and materials and we do not carry a significant inventory of these items. While we believe that alternative sources of supply may be available, we cannot be certain whether they will be available if and when we need them and that any alternative suppliers would be able to provide the quantity and quality of components and materials that we would need to manufacture our ZIO Patch if our existing suppliers were unable to satisfy our supply requirements. To utilize other supply sources, we would need to identify and qualify new suppliers to our quality standards, which could result in manufacturing delays and increase our expenses. Any supply interruption could limit our ability to manufacture our products and could therefore harm our business, financial condition and results of operations. If our current suppliers and any alternative suppliers do not provide us with the materials we need to manufacture our products or perform our services, if the materials do not meet our quality specifications, or if we cannot obtain acceptable substitute materials, an interruption in our ZIO Service could occur. Any such interruption may significantly affect our future revenue and harm our relations and reputation with physicians, hospitals, clinics and patients.

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

In 2017, we have recognized approximately twelve percent of our revenue from non-contracted third-party payors, and as a result, our quarterly operating results are difficult to predict.

If we do not have a contracted rate with a payor, or have an insufficient or unpredictable history of collections, we recognize revenue only upon the earlier of notification of the payor benefits allowed or when payment is received. We have limited visibility as to when we will receive payment for our ZIO Service with non-contracted payors and we or XIFIN must appeal any negative payment decisions, which often delay collections further. Additionally, a portion of the revenue from non-contracted payors is received from patient co-pays, which we may not receive for several months following delivery of service or at all. There is currently no predictable payment history for direct-billed non-contracted payors, and thus because a reasonable estimate of reimbursement cannot be made, we recognize revenue from such accounts only when we are notified of payment or it is received. Fluctuations in revenue may make it difficult for us, research analysts and investors to accurately forecast our revenue and operating results or to assess our actual performance. When management’s judgement indicates a reasonable estimate of reimbursement can be made we will begin recognizing the revenue on an accrual basis upon delivery. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.

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

As of September 30, 2017, we had $34.4 million in principal and interest outstanding under our credit facilities consisting of our loan agreements with Pharmakon and SVB and a promissory note issued to California HealthCare Foundation. We must make significant annual debt payments under the loan agreements and the promissory note, which will divert resources from other activities. Our debt with Pharmakon and SVB is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The covenants in these loan agreements, the promissory note and the note purchase agreement pursuant to which the promissory note was issued, as well as in any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control and future breaches of any of these covenants could result in a default under the loan agreements, the promissory note and the note purchase agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the loan agreements and the promissory note to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

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

Provision of the ZIO Service is dependent upon third-party vendors who are subject to disruptions, which could directly or indirectly harm our business and operating results.

The analysis we perform to create the diagnostic report for the ZIO XT Service and the final report for the ZIO AT Service is dependent upon a recording made by each device, which requires the physical return of the ZIO Patch to one of our clinical centers. We predominantly rely on the U.S. Postal Service, or USPS, to perform this delivery service. Delivery of the ZIO Patch to one of our clinical centers may be subject to disruption by natural disasters such as earthquake or flooding, labor disagreements or errors on behalf of USPS staff, or other disruption to the USPS delivery infrastructure. Further, for the ZIO AT Service, we rely on the provision of cellular communication services for the timely transmission of patient information and reportable events. These communication services are also subject to natural disasters, labor disruptions, and infrastructure failure.

Any of these disruptions may render it difficult or temporarily impossible for us to provide the ZIO Service, adversely affecting our operating results, causing significant distraction for management, and negatively impacting our business reputation.

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

Section 404 also requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the year ending December 31, 2017, provide a management report on our internal control over financial reporting along with auditor attestation. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are implementing the process and documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements with employees and third parties to protect our intellectual property rights. As of September 30, 2017, we owned, or retained exclusive license to, nine issued U.S. patents, the earliest of which will expire in 2028. As of September 30, 2017, we also owned, or retained an exclusive license to, three issued patents in Japan, two in each of Canada and Australia, and one in each of the European Union and Korea. The earliest expiration date of these international patents is 2027. As of September 30, 2017, we had twenty pending patent applications globally, including four in the United States, one in Australia, two in Canada, one in China, five in the European Union, one in India, four in Japan, and two in Korea. Our patents and patent applications include claims covering key aspects of the design, manufacture and use of the ZIO Patch and the ZIO Service.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also may affect patent litigation. These also include provisions that switched the United States from a “first-to-invent” system to a “first-to-file” system, allow third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent by the USPTO administered post grant proceedings. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective in 2013. Under the new post grant provisions of the Leahy-Smith Act, the USPTO introduced procedures that provide additional administrative pathways for third parties to challenge issued patents. Inter partes review, or IPR, is one of these procedures. The number of IPR challenges filed is increasing, and in many cases, the USPTO is canceling or significantly narrowing issued patent claims. Accordingly, even if a patent is granted by the USPTO, there is risk that it may not withstand an IPR challenge. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patents and applications. Furthermore, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Recent case law has increased uncertainty regarding the availability of patent protection for certain technologies and the costs associated with obtaining patent protection for those technologies. For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In particular, the 2014 decision by the U.S. Supreme Court in Alice Corp. v. CLS Bank International has increased the difficultly of obtaining new software patents and enforcing existing software patents.  Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future.

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
•

the federal Physician Payment Sunshine Act, or Open Payments, created under the Affordable Care Act, and its implementing regulations, which requires manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the DHHS, information related to payments or other transfers of value made to licensed physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information; HIPAA also created criminal liability for knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services

•	the federal physician self-referral prohibition, commonly known as the Stark Law
•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts

The Affordable Care Act was enacted in 2010. The Affordable Care Act, among other things, amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our activities could be subject to challenge under one or more of such laws. Any action brought against us for violations of these laws or regulations, even successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act including mandatory treble damages and significant per-claim penalties, currently set at $10,957 to $21,916 per false claim.

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

The ZIO Patch and ZIO Service are subject to extensive regulation by the FDA in the United States and by our Notified Body in the EU. Government regulations specific to medical devices are wide ranging and govern, among other things:

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

We are registered with the FDA as a medical device specifications developer and manufacturer. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Public Health, or CDPH, to determine our compliance with the QSR and other regulations at both our design and manufacturing facilities, and these inspections may include the manufacturing facilities of our suppliers. Our design facilities in San Francisco, California were most recently audited by the FDA in June 2016 and no formal observations resulted. For our manufacturing facility in Cypress, California, the most recent FDA audit occurred in August 2017 and no formal observations resulted. We believe that we are in substantial compliance with the QSR.

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

The market price of our common stock is likely to be highly volatile and may fluctuate substantially in response to, among other things, the risk factors described in this Quarterly Report on Form 10-Q and other factors, many of which are beyond our control, including:

•	changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates
•	quarterly variations in our or our competitors’ results of operations
•	periodic fluctuations in our revenue, due in part to the way in which we recognize revenue
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections
•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors
•	market valuations (for example, valuations based upon multiples of revenue and earnings before interest, taxes, depreciation and amortization) of comparable companies and changes in market valuations
•	decreases in our market valuations on an absolute basis or relative to comparable companies
•	changes in reimbursement by current or potential payors

•	changes in operating performance and stock market valuations of other technology companies generally, or those in the medical device industry in particular
•	actual or anticipated changes in regulatory oversight of our products
•	the results of our clinical trials
•	the loss of key personnel, including changes in our board of directors and management
•	legislation or regulation of our market
•	lawsuits threatened or filed against us
•	the announcement of new products or product enhancements by us or our competitors
•	announced or completed acquisitions of businesses or technologies by us or our competitors
•	announcements related to patents issued to us or our competitors and to litigation
•	developments in our industry

In addition, the market prices of the stock of many new issuers in the medical device industry and of other companies with smaller market capitalizations like us have been volatile and from time to time have experienced significant share price and trading volume changes unrelated or disproportionate to the operating performance of those companies. Fluctuations in our stock price, volume of shares traded, and changes in our market valuations may make our stock less attractive to certain investors. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations, financial condition, reputation and cash flows. These factors may materially and adversely affect the market price of our common stock.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of, and incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description

10.29	Form of Change of Control and Severance Agreement.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* The certifications filed as Exhibits 32.1 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iRhythm Technologies, Inc.

Date: November 14, 2017	By:	/s/ Kevin M. King
Kevin M. King
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Matthew C. Garrett
Matthew C. Garrett
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)