Form 10-K
period 2017-12-31
iRhythm Technologies, Inc.
filed 2018-03-01
CIK 1388658

L

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐
Emerging growth company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2017, was approximately $937.5 million.

The number of shares of Registrant’s Common Stock outstanding as of February 23, 2018 was 23,451,535.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statements for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	plans to conduct further clinical studies
•	our plans to modify our current products, or develop new products, to address additional indications
•	the expected growth of our business and our organization
•	our expectations regarding government and third-party payor coverage and reimbursement
•	our expectations regarding the size of our sales organization and expansion of our sales and marketing efforts in international geographies
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

PART I

Item 1. Business.

Overview

We are a commercial-stage digital healthcare company redefining the way cardiac arrhythmias are clinically diagnosed by combining our wearable bio-sensing technology with cloud-based data analytics and machine-learning capabilities. Our goal is to be the leading provider of first-line ambulatory electrocardiogram, or ECG, monitoring for patients at risk for arrhythmias. We have created a unique platform, called the Zio service, which combines an easy-to-wear and unobtrusive biosensor that can be worn for up to 14 days with powerful proprietary algorithms that distill data from millions of heartbeats into clinically actionable information. We believe that the Zio service allows physicians to diagnose many arrhythmias more quickly and efficiently than traditional technologies and avoid multiple indeterminate tests. Early detection of heart rhythm disorders, such as atrial fibrillation, or AF, and other clinically relevant arrhythmias, allows for appropriate medical intervention and helps avoid more serious downstream medical events, including stroke. Since receiving clearance from the Food and Drug Administration, or FDA, in 2009, we have provided the Zio service to over one million patients and have collected over 250 million hours of curated heartbeat data, creating what we believe to be the world’s largest repository of ambulatory ECG patient data. This data provides us with a competitive advantage by informing our proprietary machine-learned algorithms, which may enable operating efficiencies, gross margin improvement and business scalability. We believe the Zio service is well aligned with the goals of the U.S. healthcare system: improving population health, enhancing the patient care experience and reducing per-capita cost.

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

While some existing products may address a subset of these limitations, we believe the Zio service provides a comprehensive solution that addresses all of these limitations and offers a clear value proposition to patients, providers, and payors by providing an easy-to-use, clinically proven, low-cost solution. Our Zio service is prescribed by physicians for both identifying arrhythmias as well as for identifying risk factors which may be associated with a previously-identified arrhythmia. It improves physician management and diagnosis of arrhythmias by providing a patient-friendly wearable biosensor, curating and analyzing voluminous ECG data, and ultimately creating a concise report that is used by the physician to make a diagnosis and which can be integrated into a patient’s electronic health record. We believe our Zio service can continue taking significant market share from the existing ambulatory cardiac monitoring market and expand the market for new clinical use cases and indications. We believe the Zio service has the potential to supplant traditional technology and become the primary monitoring option for patients who are candidates for ambulatory cardiac monitoring due to its ability to detect more arrhythmias, which allows for earlier changes in clinical patient management.

The Zio service consists of:

•	a wearable patch-based biosensor, also capable of real time monitoring, which continuously records and stores ECG data from every patient heartbeat for up to 14 days
•	cloud-based analysis of the recorded cardiac rhythms using our proprietary, machine-learned algorithms
•	a final quality assessment review of the data by our certified cardiac technicians
•

an easy-to-read Zio Report, a curated summary of findings that includes high quality and clinically-actionable information which is sent directly to a patient’s physician and can be integrated into a patient’s electronic health record

We have reviewed a body of clinical evidence which we interpret to show, among other advantages, that the Zio service helps reduce healthcare costs and improves arrhythmia detection, characterization and diagnosis by prescribing physicians. These improvements have the potential to change clinical management of patients. Our clinical evidence is helping to drive physician adoption and payor reimbursement coverage. We interpreted one study of the Zio service, published in The American Journal of Cardiology in August 2013, to show that among 16,142 consecutive Zio service patients in whom an arrhythmia was detected, over 50% of symptomatic arrhythmias detected by the Zio service occur more than 48 hours into the wear period. Although this study did not directly compare the Zio service to Holter monitoring performance, it should be noted that 48 hours is outside of the typical wear period for Holter monitors. Based upon our review of another prospective comparative study against Holter monitor, published in The American Journal of Medicine in January 2014, we concluded that the Zio service detected 96 arrhythmia events compared to 61 arrhythmia events detected by the Holter monitor (P < 0.001), providing a 57% improvement in diagnostic yield, which is the percentage of patients in whom an arrhythmia was detected during the monitoring period. From our review, we concluded that the Zio service was preferred by 81% of patients when compared to Holter monitors. This clinical study, however, was a single-center study with a relatively small sample size that directly compared the Zio service to a Holter monitor, but not to other ambulatory cardiac monitoring products. In summary, we interpreted the clinical results to show that the Zio service is preferred by patients and allows for significantly longer continuous monitoring, improved clinical accuracy, increased detection of arrhythmias by physicians, and meaningful changes in clinical management.

Over one million patients have utilized the Zio service since its commercialization, and as of December 31, 2017, approximately 290 million individuals in the United States have government or private insurance policies that cover reimbursement for the Zio service. We have designed a comprehensive strategy to allow us to compete favorably in the ambulatory cardiac monitoring market, which includes capturing market share from existing monitoring devices as well as expanding the market through new indications. We expect to drive sales and margin growth in our business by expanding our sales organization, securing additional contracts with commercial payors, maintaining technology leadership through research and development, and continuing to build clinical evidence supporting the benefits of the Zio service.

We have collected over 250 million hours of curated heartbeat data, creating what we believe to be the world’s largest repository of annotated, continuous ambulatory ECG recordings with contextual patient information. This extensive database, along with our proprietary analytic platform, differentiates the Zio service and gives us a competitive advantage. We will continue to seek opportunities to capitalize on our product design, proprietary analytic capabilities and data repository to capture additional opportunities in the digital healthcare market.

We are a vertically-integrated company headquartered in San Francisco, California, and we have additional commercial operations and facilities in Lincolnshire, Illinois and Houston, Texas. We manufacture our devices in Cypress, California. As of December 31, 2017, we had 575 full-time employees. Our revenue was $98.5 million and $64.1 million for the years ended December 31, 2017 and 2016, respectively and we incurred a net loss of $29.4 million and $20.9 million for those same periods.

Market Opportunity

Every year, millions of patients experience symptoms potentially associated with cardiac arrhythmias, a condition in which the electrical impulses that coordinate heartbeats do not occur properly, causing the heart to beat too quickly, too slowly or irregularly. Examples of arrhythmias include super ventricular arrhythmias which are fast heart rates that originate from the upper chambers of the heart, atrial tachycardia, atrial flutter and AF. The symptoms of arrhythmias include palpitations or a skipped heartbeat, rapid heartbeat, shortness of breath, dizziness, light-headedness, fainting spells, vertigo, anxiety and fatigue. Early detection is essential in order to obtain early treatment and help avoid more serious medical conditions, such as stroke, and additional medical costs.

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

Currently, the Zio service is prescribed by physicians primarily for symptomatic patients. However, we believe that high-risk asymptomatic patients represent an additional market opportunity for the Zio service. Monitoring high-risk asymptomatic patients may lead to increased diagnoses and earlier treatment and potentially avoid more severe downstream conditions, because, as the Framingham Study published in Stroke in September 1995 demonstrated, 18% of AF-related strokes present with asymptomatic AF that is only detected at the time of stroke.

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

Atrial fibrillation burden, the amount of time a patient spends in AF, has been identified in the clinical community as an important measure for determining appropriate and effective therapeutic interventions to manage patients with AF and assessing stroke risk. The calculated AF burden is only as good as the data available for analysis during the monitoring period. Since the most common type of AF occurs intermittently, continuous patch-based monitoring, such as the Zio service, more accurately measures AF burden because every heartbeat is recorded without interruption during the entire monitoring period. We are currently conducting a study to determine the correlation between AF burden, as measured by the Zio service, and the risk of stroke in patients.

The Zio XT monitor was designed specifically to be patient-friendly to facilitate high patient compliance and allow data to be recorded continuously for up to 14 days. Other non-invasive monitoring modalities are limited due to intermittent monitoring, short prescribed monitoring periods and patient compliance issues due to removal of the device during the monitoring period.

Ambulatory Cardiac Monitoring Overview

Arrhythmia symptoms are generally monitored either in a physician’s office or healthcare facility or remotely with the use of ambulatory cardiac monitoring devices. Typically, physicians will administer a resting ECG in their offices to record and analyze the electrical impulses of patients’ hearts. If physicians determine that patients require monitoring for a longer period of time to generate a diagnosis, they have historically prescribed a first-line ambulatory cardiac monitoring device such as a Holter monitor. If the diagnosis is not definitive following the first monitoring period, physicians may prescribe a repeat Holter monitoring period, or alternatively, prescribed event monitors, mobile cardiac telemetry or implantable loop recorders as second-line tools. Some physicians own their own ambulatory cardiac monitoring devices and provide ambulatory monitoring services directly to their patients, while others outsource these services to third-party providers.

Holter Monitors

Holter monitors are non-invasive, ambulatory, battery-operated monitoring products that continuously record the ECG data of a patient, during a typical prescribed wear period of 24 to 48 hours. A Holter monitor consists of a recorder, electrodes that are attached to the patient’s chest and wires connecting the electrodes to the recorder. After the prescribed wear period, the data recorded by the device is delivered by hand, mail or internet for processing and analysis by the physician’s office or a third-party provider. For patients with suspected arrhythmias, Holter monitors have a relatively low diagnostic yield of approximately 24% due to a limited prescribed wear period of typically no more than 48 hours and low patient compliance, likely resulting from bulky equipment and cumbersome wires. The low diagnostic yield is also attributable to missing data, because patients typically remove the electrodes and disconnect their Holter monitors in order to shower, sleep and exercise.

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

Our Solution

We have developed a 14-day, continuous, ambulatory cardiac monitoring solution known as the Zio service. The FDA-cleared Zio service combines a wire-free, patch-based, wearable biosensor with a proprietary cloud-based data analytic platform to help physicians monitor patients and diagnose arrhythmias. Since commercialization, over one million patients have utilized the Zio service and we have collected over 250 million hours of heartbeats, creating what we believe to be the world’s largest repository of ambulatory ECG patient data.

Patients have the ability to mark when symptoms occur while wearing the Zio XT monitor by pressing a trigger button on the device, and separately recording contextual data like activities and circumstances in a symptom diary. This allows physicians to match symptoms and activity with ECG data. Following the wear period, the monitor is returned and data is uploaded to our secure cloud and run through our proprietary, machine-learned algorithms. A concise report of preliminary findings is prepared by our certified cardiac technicians and made available to physicians electronically.

We believe the Zio service is a disruptive option for ambulatory cardiac monitoring. Although the Zio service is less well-known than some of the devices sold by our competitors, our solution is the only patch-based monitor to achieve meaningful scale to date, with over one million monitored patients. The Zio service addresses patient compliance, continuously monitors patients up to 14 days and produces easy to read, comprehensive digital reports which provide the information physicians need to make accurate and timely clinical decisions. Clinical studies have shown that our innovative digital healthcare solution improves physicians’ abilities to detect arrhythmias by increasing diagnostic yield, and potentially allows them to change the course of treatment. Our proprietary machine-learned algorithms give us a competitive advantage due to the depth and breadth of ECG data available from the over 250 million hours of curated and annotated ECG data collected to date. Additionally, we believe we have the first mover advantage in the market, particularly related to our efforts to secure commercial payor contracts and in-network arrangements covering approximately three quarters of the U.S. population as of December 31, 2017.

The Zio XT monitor, does not provide real-time reporting capabilities, however we received FDA clearance for the Zio AT monitor in June 2017 and this addition to our product portfolio seeks to address the segment of the patient population who require real-time notification of critical arrhythmias through wireless transmission capabilities during the wear period. The Zio AT monitor is currently in limited release to assess market acceptance.

We are actively working to make the Zio service the preferred monitoring option for patients who require ambulatory cardiac monitoring. Our solution helps reduce healthcare costs and improves arrhythmia detection, characterization and diagnosis by providing simple, seamless integration of heart rhythm data from patient to cloud to physician. We believe we offer a high value, low cost, disruptive solution to a market ready for innovative technology.

Key Benefits

Value to Patients

We designed the Zio XT monitor specifically to address patient compliance issues common to other ambulatory cardiac monitors. Our wire-free wearable biosensor is easy to apply, comfortable, lightweight and unobtrusive. It does not require patient action for battery changes, adhesive changes, or lead wire or electrode management. Patients wear it discreetly during activities of daily life including exercising and showering for up to 14 consecutive days. We interpreted a clinical study by Barrett et al published in The American Journal of Medicine in January 2014, or the Barrett Study, to confirm that the Zio service is a patient-friendly monitoring option, and the study noted that 94% of patients found the Zio XT monitor comfortable to wear, and 81% of patients preferred the Zio XT monitor over a Holter monitor. The Zio XT monitor allows patients to mark when a symptom occurs by pressing a button on the Zio XT monitor and logging the surrounding circumstances into a diary, thus allowing physicians to link symptoms with the ECG data. Additionally, patients have access to our professional 24/7 customer service team to address any product, service, enrollment or billing questions.

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

The graph above compares the costs of monitoring to the diagnostic yield of various ambulatory cardiac monitors. The analysis, completed by Decision Drivers Analytics and commissioned by us, uses cost data from the Centers for Medicare & Medicaid Services, or CMS, published diagnostic yields, and our internal database, and demonstrates that the Zio XT monitor has a diagnostic yield on par with much more expensive devices but superior to less expensive options. This implies that it is the most cost-effective modality among its peer group, optimizing the cost, time, and reliability of reaching a timely diagnosis.

This data, however, demonstrates that the Zio service is not the least expensive solution on the market. Additionally, other devices may enjoy advantages such as established brand recognition and real-time reporting capabilities that the Zio XT monitor does not provide.

Patients who use traditional Holter monitors often do not receive a diagnosis after one monitoring period. A recent retrospective, longitudinal study conducted by Arnold et al published in the Journal of Health Economics and Outcomes Research in February 2015, evaluated the clinical consequences and costs of CMS patients who had no previous evidence of a cardiac arrhythmia and were undergoing their first Holter monitoring test. Our review of data from this study indicates that there was no diagnosis reached for 70% of patients after an initial Holter test. The Zio service has been shown to have a low cost per diagnosis compared to existing monitoring modalities due to its high diagnostic yield.

We believe that the Zio service is the best test for most patients requiring ambulatory cardiac monitoring because it allows physicians to identify a timely course of treatment and avoids healthcare costs associated with additional monitoring. The Zio service is patient-friendly and allows significantly longer and more continuous monitoring than a Holter monitor, resulting in improved clinical accuracy and potentially a meaningful change in clinical management. Better diagnostic yield results in decreased costs due to fewer additional first and second-line tests. We believe that the Zio service could replace both first and second-line testing solutions because it offers the right test, the first time.

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

Our Technology

The Zio service combines our proprietary products and services to provide continuous ambulatory cardiac monitoring. A wearable patch-based biosensor called the Zio XT monitor, collects up to 1.5 million heartbeats for each patient during a wear period of up to 14 days. Our Zio service includes a machine-learned analytics engine which curates the heartbeat data into a concise, clinically actionable report, which is delivered to the prescribing physician.

Zio XT

The Zio XT monitor is a single-use, wire-free, wearable patch-based biosensor that records a patient’s heartbeats and ECG data. The Zio XT monitor was specifically designed with the patient and physician in mind. The Zio XT monitor includes the following features:

•	patented clear, flexible, lightweight, wire-free design
•	unobtrusive and inconspicuous profile
•	proprietary adhesive backing that keeps the patch securely in place for the duration of the prescribed wear period
•	water resistant functionality, allowing patients to shower and perform normal daily activities, including moderate exercise
•	hydrogel electrodes for a clear ECG with minimal artifact from movement
•	large symptom button, or patient trigger, that is easy to find and press
•	indicated wear period of up to 14 days
•	sufficient battery life for the entire wear period

Symptoms can be logged through a paper symptom diary or through two digital platforms:

•	myZIO.com website
•	myZIO iPhone App

Monitoring with the Zio service

The Zio service is administered through the process described below:

Enrollment and Initiation of the Zio service

Once a physician determines a patient is a candidate for 14-day continuous monitoring, the patient is enrolled through our online portal. The wire-free Zio XT monitor is applied to the patient’s chest by the clinical staff, and monitoring is initiated. There is also an option for physicians to enroll patients remotely, although this option is less frequently utilized. With this option, the physician enrolls the patient and the patient receives the Zio XT monitor in the mail along with a detailed set of self-application instructions.

Monitoring

The Zio XT monitor is worn continuously by the patient for up to 14 days. The Zio XT monitor can be worn in the shower, while sleeping, and during moderate exercise. During the wear period, the device continuously stores and records all ECG data. The Zio XT monitor features a patient trigger button for marking any symptoms during the wear period; the patient is instructed to push the button when a symptom occurs and make a corresponding entry into the written or electronic symptom diary. At the end of the prescribed wear period, the patient removes the device and places it and the diary into a pre-paid postal box, which ships to one of our clinical centers.

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

AF Burden

Total AF during wear period and daily AF burden

AF Duration

Total number of AF episodes categorized by duration

Business Strategy

Our goal is to be the leading ambulatory cardiac monitoring option for patients at risk for arrhythmias. The key elements of our strategy include:

•

Further penetrating the existing ambulatory cardiac monitoring market. We intend to expand our market penetration by targeting the large existing ambulatory cardiac monitoring market in the United States. We will continue to position the Zio XT service as the right test, the first time, thereby offering certainty in a single test and Zio AT for the smaller percentage of the population that requires outpatient telemetry. Marketing and education throughout the medical community are key to communicate the strong clinical evidence demonstrating high patient satisfaction and compliance as well as the monitoring superiority of the Zio service over Holter monitoring. In addition, we expect to continue developing clinical evidence to demonstrate the advantages of the Zio service. Also, within existing accounts, we will continue to market our Zio service beyond cardiology and electrophysiology into other departments, including neurology, emergency rooms and primary care offices.

•

Increasing reimbursement coverage and contracts with commercial payors to increase patient access. As of December 31, 2017, approximately 290 million individuals in the United States have government or private insurance policies that cover reimbursement for the Zio XT service. We have reimbursement arrangements in place with CMS and other government agencies as well as contracts and in-network arrangements in place with commercial payors across the country covering approximately three quarters of the U.S. population as of December 31, 2017. We will continue to pursue expanded reimbursement coverage and contracting for both Zio XT and Zio AT by highlighting the unique attributes of the Zio service. Our payor relations team is actively engaging national and state-level commercial payors to put contracts in place that will increase and simplify access to the Zio service.

•

Driving conversion of business to direct billing of third-party payors. In 2017, approximately 82% of our revenue was derived from directly billing third-party payors for the Zio XT service. In accounts that have converted to this model, we have seen an increase in utilization volume because providers no longer need to be concerned with the complexities of coverage or reimbursement for the Zio service. New accounts that otherwise may not have been willing to accept the risk of directly billing payors are expected to expand our market opportunity. Our sales teams work diligently with accounts to review workflow and protocols and ensure they are effectively using our available resources, including our 24/7 customer service and billing specialists. We have developed communication tools and programs and continually evaluate and refine those tools to support this initiative. We intend to expand our business toward direct third-party payor billing in both existing and new accounts.

•

Expanding our sales organization, both in the U.S. and internationally to support growth. To capture new account opportunities and support growth in existing accounts, we implemented a direct sales organization consisting of sales management, field billing specialists, and quota-carrying sales representatives. We will continue to invest in the expansion of this scalable infrastructure and believe this investment will drive adoption of the Zio service. While our initial commercial focus is the U.S. market, we have initiated efforts that will allow for future expansion into international geographies.

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

Reimbursement and Revenue from the Zio service

We receive revenue for the Zio service primarily from two sources: third-party payors and institutions. Third-party payors include commercial payors and government agencies, such as CMS and the Veterans Administration, or VA, and represent the largest, as well as an increasing, source of revenue. Institutions, which are typically hospitals or private physician practices also account for a meaningful percentage of our revenue. We bill these organizations for our Zio service, and they are responsible for payment, and, in turn, for seeking reimbursement from third-party payors where applicable. In addition, a small percentage of patients whose physicians prescribe the Zio service pay us directly.

Third-party payors require us to identify the service for which we are seeking reimbursement by using a CPT code set maintained by the American Medical Association, or AMA. For the year ended December 31, 2017, we received 82% of our revenue through third-party payors. As we continue to contract with more commercial insurers and the patient population ages and becomes eligible for CMS programs, we believe more of our revenue will convert to third-party payor billing.

We have successfully secured Current Procedural Terminology, or CPT, codes specific to this novel category of diagnostic monitoring by working with the AMA and other professional societies who recognize the unique value and efficiency provided by the Zio service. The CPT reimbursement code for the Zio service is a global code which can be broken out into three separate codes: (1) hook-up of the monitoring device; (2) technical analysis services; and (3) the interpretation of the report. The hook-up refers to the application of the Zio XT monitor to the patient’s chest along with patient training by the clinical staff on proper handling and instructions for use during the wear period. The technical component involves the cost of the Zio XT monitor or the Zio AT monitor, analysis and curation of the ECG data and report generation. The interpretation component involves the physician review and interpretation of the generated report. While the physician or institution bills for hook-up and interpretation, we bill for the technical component.

Our clinical centers, where we conduct the analysis of ECG data captured by the Zio XT monitor and the Zio AT monitor, are CMS-certified IDTFs, that qualify us as a provider and allow us to bill CMS directly for the Zio service. We meet CMS requirements, including having an independent medical director for oversight and Certified Cardiac Technicians for quality assurance of our Zio Reports.

Commercial payors also reimburse for the Zio service utilizing the aforementioned unique CPT codes. We continue to engage with commercial payors to secure active contracts with set reimbursement rates for the Zio service.

Clinical Results and Studies

The Zio service has been the subject of many peer-reviewed publications on its effectiveness to date. This body of clinical evidence is driving clinical adoption, payor coverage, and clinical use case expansion. The following sections summarize a few of the key clinical studies which have been driving adoption of the Zio service. In our discussion of the results of these publications, we have indicated changes in percentage terms, regardless of sample size, and the statistical significance is demonstrated by the relevant p-values, all of which are less than 0.05, which is the commonly accepted threshold for statistical significance. This follows the convention used by the authors of the study as well as standard clinical practice.

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

Diagnostic Yield and Monitoring Preference

In the Barrett study, a prospective head-to-head study comparing the detection of arrhythmias between a 24-hour Holter monitor, which has a typical prescribed wear period of 24-48 hours, and the 14-day Zio service, a total of 146 patients referred for evaluation of cardiac arrhythmias between April 2012 and July 2012 underwent simultaneous ambulatory ECG recording with both devices. The purpose of the Barrett study was to determine the number of arrhythmia events and the percentage of patients in whom an arrhythmia was detected, known as “diagnostic yield,” during the comparative prescribed wear periods. Our interpretation of the results of the Barrett study are that over the total wear period of each device, the Zio service detected 96 arrhythmia events compared with 61 arrhythmia events by the Holter monitor (P < 0.001) providing a 57% improvement in diagnostic yield. An increase in diagnostic yield provides increased data for the prescribing physician to use when making a diagnosis. In addition, we interpreted survey results to show that 94% of patients found the Zio XT monitor comfortable to wear, whereas only 52% patients found the Holter monitor comfortable to wear, and 81% indicated they preferred the Zio XT monitor to the Holter monitor. Of the 102 physicians surveyed, from our review, we concluded that 90% thought a definitive diagnosis was achieved using data from the Zio service, as opposed to 64% using data from the 24-hour Holter monitor. This clinical trial, however, was a single center study with a relatively small sample size which did not compare the Zio service with any product except the Holter monitor.

Changing Clinical Management for AF

In the Rosenberg Study, a prospective single center study of 74 patients undergoing management of AF, patients received both the Zio XT monitor and a 24-hour Holter monitor simultaneously to determine the pattern of AF, to document a response to therapy and to potentially diagnose other arrhythmias. From our review, we concluded that the Zio service identified AF events in 24% more patients (18 patients) than Holter monitors (P < 0.0001) and the diagnosed pattern of AF was changed in 28% of patients (21 patients) after Zio service monitoring.

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

There are additional studies underway examining early detection of AF using Zio service monitoring in high-risk patients. The mHealth Screening to Prevent Strokes, or mSToPS study, initiated in November 2015 in collaboration with Janssen Scientific Affairs, LLC, remotely recruited subjects from the Aetna Commercial Fully Insured and Medicare Advantage programs through a web-based platform. Women over the age of 65 and men over 55 with certain risk factors were selected to participate based on information derived from claims data that placed them at a potentially increased risk of undiagnosed asymptomatic AF. The mSToPS study completed enrollment in 2017.

The Home-based Screening for Early Detection of AF, or SCREEN-AF, study is screening approximately 800 patients older than 75 years with hypertension. Started in April 2015, the intervention group will undergo ambulatory screening for AF for two weeks with the Zio service utilized at baseline and again at three months, in addition to standard care for six months.

Research and Development

Our research and development activities are focused on:

•	Improvements and extensions to existing products and services. We are continuously working to improve the Zio service to increase patient comfort, product quality, operational scalability and security
•

Advancing our technology offering. Our product pipeline includes patch-based solutions that combine continuous monitoring for extended periods with accelerated notification of actionable events through mobile telemetry capabilities

•

Customer workflow optimization. We have initiatives that aim to increase customer productivity by optimizing workflow through easier patient enrollment and integration of Zio Reports directly into electronic health records

•	Data analytics. We are focused on improving and enhancing our backend machine-learned analytic platform, building on our core competency in data analytics
•	Developing clinical evidence. We are involved in clinical studies to further support the benefits of the Zio service and expand indications for use
•

Continuing to solidify our footprint in digital healthcare. Using our repository of ambulatory ECG patient data, we will continue to look for ways to create value-driving opportunities in digital healthcare, such as expansion of indications for the Zio service, new therapeutic discoveries, development of an analytical engine for ambulatory consumer and other medical data and payor and provider decision support

Our research and development department consists of software development, algorithm and product development, regulatory affairs, and clinical research. Our research and development expense was $13.3 million, $7.2 million and $6.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Sales and Marketing

We market our ambulatory cardiac monitoring solution in the United States through a direct sales organization comprised of sales management, field billing specialists, and quota-carrying sales representatives. As of December 31, 2017 we had 86 sales representatives on a full-time equivalent basis, compared to 66 in 2016, and 52 in 2015. Our sales representatives’ focus on initial introduction into new accounts, penetration across a sales region, driving adoption within existing accounts and conveying our message of clinical and economic value to service line managers, hospital administrators, and other clinical departments. We continue to increase the size of our U.S. sales organization to expand the current customer account base and increase utilization of our Zio service. In addition, we will continue exploring sales and marketing expansion opportunities in international geographies.

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

Competition

We operate in a highly competitive and fragmented industry, subject to rapid change and significantly affected by new product introductions, results of clinical research, corporate combinations and other factors. We principally compete with companies that sell standard Holter monitors including GE Healthcare, Philips Healthcare, Mortara Instrument, Inc., Spacelabs Healthcare Inc. and Welch Allyn Holdings, Inc., which was acquired by Hill-Rom Holdings, Inc. Additional competitors who offer ambulatory cardiac monitoring services include BioTelemetry, Inc. and Medtronic plc.

These competitors have also developed other patch-based mobile cardiac monitors that have recently received FDA and foreign regulatory clearances. For example, LifeWatch AG, which was subsequently acquired by BioTelemetry, received FDA clearance and CE mark for its mobile cardiac telemetry monitoring patch in January 2016 and December 2015, respectively. We are also aware of some small start-up companies entering the patch-based cardiac monitoring market. Large medical device companies may continue to acquire or form alliances with these smaller companies in order to diversify their product offering and participate in the digital health space. For example, in 2014 Medtronic plc. acquired Corventis, Inc. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do. Furthermore, many of our competitors have well-established brands, widespread distribution channels, broader product offerings and an established customer base.

We believe the principal competitive factors in our market include:

•	ease of use, comfort and unobtrusiveness of the device for the patient
•	quality of the algorithms to detect arrhythmias
•	concise and comprehensive reports supporting efficient physician interpretation
•	contracted rates with third-party payors
•	government reimbursement rates associated with our products and services
•	quality of clinical data and publication in peer-reviewed journals
•	size, experience, knowledge and training of sales and marketing teams
•	availability and reliability of sales representatives and customer support services
•	workflow protocols for solution implementation in existing care pathways
•	reputation of existing device manufacturers and service providers
•	relationships with physicians, hospitals, administrators, and other third-party payors

Intellectual Property

To protect our proprietary rights, we rely on a combination of trademark, copyright, patent, trade secret and other intellectual property laws, employment, confidentiality and invention assignment agreements and protective contractual provisions with our employees, contractors, consultants, suppliers, partners and other third parties.

As of December 31, 2017, we owned, or retained an exclusive license to, nine issued U.S. patents, three issued patents from the Japan Patent Office, two issued patents from each of the Australian and Canadian Patent Offices, and one issued patent from the Patent Offices in each of the European Union and Korea:

Country	Pat. No.	Issue Date	Expiration Date
USA	8,160,682	4/17/2012	2/3/2029
USA	8,244,335	8/14/2012	1/21/2029
USA	8,150,502	4/3/2012	11/20/2028
USA	8,560,046	10/15/2013	6/2/2031
USA	8,538,503	9/17/2013	5/12/2031
USA	9,173,670	11/3/2015	4/7/2034
USA	9,241,649	1/26/2016	10/19/2031
USA	9,451,975	9/27/2016	4/7/2034
USA	9,597,004	3/21/2017	10/30/2035
Japan	5,203,973	2/22/2013	2/6/2027
Japan	5,559,425	6/13/2014	5/12/2031
Japan	6,198,849	9/1/2017	1/23/2034
Australia	2011252998	12/10/2015	5/12/2031
Australia	2014209376	6/29/2017	1/23/2034
Canada	2,651,203	9/19/2017	2/6/2027
Canada	2,797,980	8/18/2015	5/12/2031
Korea	10-1513288	4/13/2015	5/12/2031
The European Union	EP1981402	8/10/2016	2/6/2027

As of December 31, 2017, we had twenty pending patent applications globally, including four in the United States, five in the European Union, four in Japan, two in each of Korea and Canada, and one in each of Australia, China and India.

As of December 31, 2017, our trademark portfolio contained a U.S. trademark registration for the mark My ZIO, ZIO and a pending U.S. application for Zio AT.  It also contained registered trademarks for the mark IRHYTHM in Australia and the European Union and pending applications for that mark in Australia, Austria, Canada, China, Denmark, Finland, France, Germany, Japan, Norway, Sweden, Switzerland, United Kingdom and United States.  It further contained pending applications for the mark ZIO in Australia, Canada, China, Japan, Norway and Switzerland and a registered trademark for ZIO in the European Union.

We also seek to maintain certain intellectual property and proprietary know-how as trade secrets, and generally require our partners to execute non-disclosure agreements prior to any substantive discussions or disclosures of our technology or business plans. Our trade secrets include proprietary algorithms, adhesive formulations, workflow tools and operational processes.

Manufacturing and Supply

We manufacture our ambulatory cardiac monitors, the Zio XT and the Zio AT, in our leased facilities in Cypress, California. This 9,866 square foot facility provides space for our assembly and production operations, including packaging, storage and shipping. We believe our manufacturing facilities will be sufficient to meet our manufacturing needs for at least the next two years.

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

Our quality control management programs have earned us a number of quality-related manufacturing designations. Our Cypress, California manufacturing facilities have received EN ISO 13485:2012 and ISO 13485:2003 certification. The NSAI most recently conducted an ISO 13485 recertification audit in 2017, and ISO certification was received. We have been an FDA-registered medical device manufacturer since 2008 and have been a California-licensed medical device manufacturer since 2009. The most recent FDA audit of our manufacturing facility occurred in August 2017 and no formal observations resulted. No additional follow up with the FDA was required and we believe that we are in substantial compliance with the QSR.

Circuit board components of the Zio XT and Zio AT monitors are provided by contract electronic manufacturers, Kimball Electronics, Inc. and Veris Manufacturing, Inc. We have manufacturing service agreements with both providers that allow either party to terminate the agreement with 90 days prior written notice. There are a number of additional critical components and sub-assemblies sourced by other vendors. The vendors for these materials are qualified through stringent evaluation and testing of their performance. We implement a strict no-change policy with our contract manufacturers to ensure that no components are changed without our approval. Our production group in Cypress, California performs inspection, assembly, testing and product release.

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

Government Regulation

United States Food & Drug Administration (FDA)

The Zio XT and Zio AT monitors are considered medical devices subject to extensive and ongoing regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and its implementing regulations, as well as other federal and state regulatory bodies in the United States. The laws and regulations govern, among other things, product design and development, pre-clinical and clinical testing, manufacturing, packaging, labeling, storage, recordkeeping and reporting, clearance or approval, marketing, distribution, promotion, import and export, and post-marketing surveillance.

The FDA regulates the medical device market to ensure the safety and efficacy of these products. The FDA allows for two primary pathways for a medical device to gain approval for commercialization: a successful premarket approval, or PMA, application or 510(k) clearance pursuant to Section 510(k) of the FD&C Act. A novel product must go through the more rigorous PMA process if it cannot receive authorization through a 510(k) clearance. FDA has established three different classes of medical devices that indicate the level of risk associated with using a device and the consequent degree of regulatory controls needed to govern its safety and efficacy. Most Class I devices are exempt from 510(k) requirements. Most Class II devices, including the Zio XT and Zio AT monitors, require 510(k) clearance from the FDA in order to be marketed in the United States. A 510(k) submission must demonstrate that the device is substantially equivalent to a device legally in commercial distribution in the United States: (1) before May 28, 1976; or (2) to another device that has been cleared through the 510(k) process and determined by FDA to be substantially equivalent. To be substantially equivalent, the proposed device must have the same intended use as the predicate device and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence. In some instances, data from human clinical trials must also be submitted in support of a 510(k) submission. If so, this data must be collected in a manner that conforms with specific requirements in federal regulations. Most Class III devices are high risk devices that pose a significant risk of illness or injury or devices found not to be substantially equivalent to Class I and II predicate devices through the 510(k) process and require PMA. The PMA process for Class III devices is more involved and includes the submission of clinical data to support claims made for the device.

The Zio XT and Zio AT monitors maintain FDA 510(k) clearance as Class II devices, with each new generation of a device receiving individual clearance. In addition, the Zio ECG Utilization Service System, or the ZEUS System, originally received FDA 510(k) clearance in 2009 as a Class II device. The ZEUS System is the combination of proprietary algorithms and software tools that our certified cardiac technicians utilize to curate the ECG data and create the Zio Report electronically. Significant modifications made to the ZEUS System since its original clearance were evaluated by the FDA and received 510(k) clearance in November 2014. The ZEUS System is also a key component of the Zio AT monitor, which received 510(k) clearance in June 2017.

Pervasive and Continuing Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

•

the FDA’s QSR, which requires manufacturers, including their suppliers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process

•	labeling regulations and FDA prohibitions against the promotion of products for un-cleared, unapproved or off-label uses
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

European Union

The Zio XT monitor is regulated in the European Union as a medical device per the European Union Directive 93/42/EEC, also known as the Medical Device Directive. The MDD sets out the basic regulatory framework for medical devices in the European Union. The system of regulating medical devices operates by way of a certification for each medical device. Each certified device is marked with the CE mark which shows that the device has a Certificat de Conformité. There are national bodies known as Competent Authorities in each member state which oversee the implementation of the MDD within their jurisdiction. The means for achieving the requirements for the CE mark vary according to the nature of the device. Devices are classified in accordance with their perceived risks, similarly to the U.S. system. The class of a product determines the conformity assessment required before the CE mark can be placed on a product. Conformity assessments for our products are carried out as required by the MDD. Each member state can appoint Notified Bodies within its jurisdiction. If a Notified Body of one member state has issued a Certificat de Conformité, the device can be sold throughout the European Union without further conformance tests being required in other member states. The CE mark is contingent upon continued compliance with the applicable regulations and the quality system requirements of the ISO 13485 standard. Our current CE mark is issued by the National Standards Authority of Ireland, or NSAI.

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

Anti-Kickback Statute

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

Federal False Claims Act

Another development affecting the healthcare industry is the increased use of the federal False Claims Act, or FCA, and in particular, action brought pursuant to the FCA’s “whistleblower” or “ qui tam ” provisions. The FCA imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the FCA allow a private individual to bring actions on behalf of the federal government alleging that the defendant has violated the FCA and to share in any monetary recovery. As a result, in recent years, the number of suits brought against healthcare providers by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the FCA, and many of these state laws apply where a claim is submitted to any third-party payor and not only a federal healthcare program.

When an entity is determined to have violated the FCA, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between approximately $11,000 and $22,000 for each separate instance of false claim. As part of any settlement, the government will usually require the entity to enter into a corporate integrity agreement, which imposes certain compliance, certification and reporting obligations. There are many potential bases for liability under the FCA. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The federal government has used the FCA to assert liability on the basis of inadequate care, kickbacks and other improper referrals, and improper use of CMS billing numbers, in addition to the more predictable allegations of misrepresentations with respect to the services rendered. In addition, the federal government has prosecuted companies under the FCA in connection with off-label promotion of products. Activities relating to the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products and services and the sale and marketing of our products and services may be subject to scrutiny under these laws.

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

Our facilities in Illinois, California and Texas are enrolled as independent diagnostic testing facilities, or IDTFs, defined by CMS as entities independent of a hospital or physician’s office in which diagnostic tests are performed by licensed or certified non-physician personnel under appropriate physician supervision. CMS has set certain performance standards that every IDTF must meet in order to obtain or maintain its billing privileges.

United States Healthcare Reform

Changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our current and future solutions. Changes in healthcare policy could increase our costs, decrease our revenue and impact sales of and reimbursement for our current and future products and services. The Affordable Care Act (“ACA”) substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts our industry. The ACA contains a number of provisions that impact our business and operations, some of which in ways we cannot currently predict, including those governing enrollment in federal healthcare programs and reimbursement changes.

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

Employees

As of December 31, 2017, we had 575 full-time employees. None of our employees is represented by a labor union or is a party to a collective bargaining agreement, and we believe that our employee relations are good.

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

We have incurred net losses since our inception in September 2006. For the years ended December 31, 2017 and 2016 we had a net loss of $29.4 million and $20.9 million, respectively, and we expect to continue to incur additional losses. As of December 31, 2017, we had an accumulated deficit of $156.6 million. The losses and accumulated deficit were primarily due to the substantial investments we made to develop and improve our technology and products and improve our business and the Zio service through research and development efforts and infrastructure improvements. Over the next several years, we expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our Zio service and to develop additional arrhythmic detection and management products and services. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses or at all. In addition, as a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

Our business is dependent upon physicians adopting our Zio service and if we fail to obtain broad adoption, our business would be adversely affected.

Our success will depend on our ability to educate physicians regarding the benefits of our Zio service over existing products and services, such as Holter monitors and event monitors, and to persuade them to prescribe the Zio service as a first-line diagnostic product for their patients. We do not know if the Zio service will be successful over the long term and market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy of our service compared to alternative technologies. Any studies we, or third parties which we sponsor, may conduct comparing our Zio service with alternative technologies will be expensive, time consuming and may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to obtain sufficient reimbursement from third-party commercial payors, and the Centers for Medicare & Medicaid Services, or CMS, for the professional services they provide in applying the Zio XT monitor and analyzing the Zio Report. The efficacy, safety, performance and cost-effectiveness of our Zio service, on a stand-alone basis and relative to competing services, will determine the availability and level of reimbursement received by us and providers. Some payors do not have pricing contracts with us setting forth the Zio service reimbursement rates for us and providers. Physicians may be reluctant to prescribe the Zio service to patients covered by such non-contracted insurance policies because of the uncertainty surrounding reimbursement rates and the administrative burden of interfacing with patients to answer their questions and support their efforts to obtain adequate reimbursement for the Zio service. If physicians do not adopt and prescribe our Zio service, our revenue will not increase and our financial condition will suffer as a result.

Our revenue relies substantially on the Zio service, which is currently our only product offering. If the Zio XT or Zio AT service or future product offerings fail to gain, or lose, market acceptance, our business will suffer.

Our current revenue is dependent on prescriptions of the Zio service, and we expect that sales of the Zio service will account for substantially all of our revenue through at least 2018. We are in various stages of research and development for other diagnostic solutions and new indications for our technology and the Zio service; however, there can be no assurance that we will be able to successfully develop and commercialize any new products or services. Any new products may not be accepted by physicians or may merely replace revenue generated by our Zio service and not generate additional revenue. If we have difficulty launching new products, our reputation may be harmed and our financial results adversely affected. In order to substantially increase our revenue, we will need to target physicians other than cardiologists, such as emergency room doctors, primary care physicians and other physicians with whom we have had little contact and may require a different type of selling effort. If we are unable to increase prescriptions of the Zio service, expand reimbursement for the Zio service, or successfully develop and commercialize new products and services, our revenue and our ability to achieve and sustain profitability would be impaired.

Our limited operating history makes it difficult to evaluate our current business and future prospects

We first commercialized the Zio XT service in the first quarter of 2011 and do not have a long history operating as a commercial company. As a result, our operating results are not predictable. Since 2011, our revenue has been derived, and we expect it to continue to be derived, substantially from sales of the Zio service and its predecessor products. Because of its recent commercial introduction, the Zio service has limited product and brand recognition. In addition, demand for our services may decline or may not increase as quickly as we expect. Failure of the Zio service to significantly penetrate current or new markets would harm our business, financial condition and results of operations.

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

During the summer months and the holiday season, we have observed that the use of our Zio service decreases, which reduces our revenue during those periods. We believe that the decrease in demand may result from physicians or their patients taking vacations. Severe weather conditions or natural disasters also may hamper or otherwise restrict when patients seeking diagnostic services such as the Zio service visit prescribing physicians. Similarly, we generally experience some effects of seasonality due to the renewal of insurance deductibles at the beginning of the calendar year. These factors may cause our results of operations to vary from quarter to quarter.

Reimbursement by CMS is highly regulated and subject to change; our failure to comply with applicable regulations could result in decreased revenue and may subject us to penalties or have an adverse impact on our business.

For the year ended December 31, 2017, we received approximately 28% of our revenue from reimbursement for our Zio service by CMS. CMS imposes extensive and detailed requirements on manufacturers of medical devices and providers of medical services, including but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities and how and where we provide our monitoring solutions. Our failure to comply with applicable CMS rules could result in a discontinuation of our reimbursement under the CMS payment programs, our being required to return funds already paid to us, civil monetary penalties, criminal penalties and/or exclusion from the CMS programs. In addition, regional Medicare Administrative Contractors, or MACs, change from time to time, which may result in changes to our reimbursement rates, increased administrative burden and reimbursement delay.

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

The current presidential administration and Congress may attempt to make sweeping changes to the current health care laws and their implementing regulations.  It is uncertain how modification or repeal of any of the provisions of the ACA or its implementing regulations, including as a result of current and future executive orders and legislative actions, will impact us and the medical device industry as a whole.  Any changes to, or repeal of, the ACA or its implementing regulations may have a material adverse effect on our results of operations.  We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

If third-party commercial payors do not provide any or adequate reimbursement, rescind or modify their reimbursement policies or delay payments for our products, including the Zio service, or if we are unable to successfully negotiate reimbursement contracts, our commercial success could be compromised.

We receive a substantial portion of our revenue from third-party private commercial payors, such as medical insurance companies. These commercial payors may reimburse our products, including the Zio service, at inadequate rates, suspend or discontinue reimbursement at any time or require or increase co-payments from patients. Any such actions could have a negative effect on our revenue and the revenue of providers prescribing our products. Physicians may not prescribe our products unless payors reimburse a substantial portion of the submitted costs, including the physician’s, hospital’s or clinic’s charges related to the application of certain products, including the Zio XT monitor and the interpretation of results which may inform a diagnosis. Additionally, certain payors may require that physicians prescribe a Holter monitor as the first-line monitoring option. There is significant uncertainty concerning third-party reimbursement of any new product or service until a contracted rate is established. Reimbursement by a commercial payor may depend on a number of factors, including a payor’s determination that the prescribed service is:

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

We have experienced rapid growth in our headcount and in our operations. Any growth that we experience in the future will provide challenges to our organization, requiring us to expand our sales personnel and manufacturing operations and general and administrative infrastructure. In addition to the need to scale our clinical operations capacity, future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. Rapid expansion in personnel could mean that less experienced people manufacture our Zio XT and Zio AT monitors, market and sell our Zio service and analyze the data to produce Zio Reports, which could result in inefficiencies and unanticipated costs, reduced quality in our Zio Reports and disruptions to our operations. As we seek to gain greater efficiency, we may expand the automated portion of our Zio service and require productivity improvements from our certified cardiac technicians. Such improvements could compromise the quality of our Zio Reports. In addition, rapid and significant growth may strain our administrative and operational infrastructure. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

If we are unable to support demand for the Zio XT and Zio AT services or any of our future products or services, our business could suffer.

As demand for the Zio XT and Zio AT services or any of our future products or services increases, we will need to continue to scale our manufacturing capacity and algorithm processing technology, expand customer service, billing and systems processes and enhance our internal quality assurance program. We will also need additional certified cardiac technicians and other personnel to process higher volumes of data. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available to facilitate growth of our business. Failure to implement necessary procedures, transition to new processes or hire the necessary personnel could result in higher costs of processing data or inability to meet increased demand. There can be no assurance that we will be able to perform our data analysis on a timely basis at a level consistent with demand, quality standards and physician expectations. If we encounter difficulty meeting market demand, quality standards or physician expectations, our reputation could be harmed and our future prospects and business could suffer.

We plan to introduce new products and services and our business will be harmed if we are not successful in selling these new products and services to our existing customers and new customers

We recently received FDA clearance for our Zio AT ECG Monitoring System, which is designed to provide timely transmission of data during the wear period. We refer to both the Zio AT ECG Monitoring System, or the Zio AT monitor, and the Zio XT monitor herein as our Zio monitors, unless otherwise specified. We do not yet know whether Zio AT or any other new products and services will be well received and broadly adopted by physicians and their patients or whether sales will be sufficient for us to offset the costs of development, implementation, support, operation, sales and marketing. Although we have performed extensive testing of our new products and services, their broad-based implementation may require more support than we anticipate, which would further increase our expenses. Additionally, new products and services may subject us to additional risks of product performance, customer complaints and litigation. If sales of our new products and services are lower than we expect, or if we expend additional resources to fix unforeseen problems and develop modifications, our operating margins are likely to decrease.

If we are unable to keep up with demand for the Zio XT and Zio AT services, our revenue could be impaired, market acceptance for the Zio XT and Zio AT services could be harmed and physicians may instead prescribe our competitors’ products and services.

As demand for the Zio XT and Zio AT service increases, we may encounter production or service delays or shortfalls. Such production or service delays or shortfalls may be caused by many factors, including the following:

•	we intend to continue to expand our manufacturing capacity, and our production processes may have to change to accommodate this growth
•

key components of the Zio monitors are provided by a single supplier or limited number of suppliers, and we do not maintain large inventory levels of these components; if we experience a shortage or quality issues in any of these components, we would need to identify and qualify new supply sources, which could increase our expenses and result in manufacturing delays

•	we may experience a delay in completing validation and verification testing for new production processes and/or equipment at our manufacturing facilities
•

we are subject to state, federal and international regulations, including the FDA’s Quality System Regulation, or the QSR, for both the manufacture of the Zio monitor and the provision of the Zio service, noncompliance with which could cause an interruption in our manufacturing and services

•	to increase our manufacturing output significantly and scale our services, we will have to attract and retain qualified employees for our operations

Our inability to successfully manufacture our Zio monitors in sufficient quantities, or provide the Zio service in a timely manner, would materially harm our business.

Our manufacturing facilities and processes and those of our third-party suppliers are subject to unannounced FDA, state and Notified Body regulatory inspections for compliance with the QSR and MDD requirements. Developing and maintaining a compliant quality system is time consuming and expensive. Failure to maintain compliance with, or not fully complying with the requirements of the FDA and state regulators could result in enforcement actions against us or our third-party suppliers, which could include the issuance of warning letters, adverse publicity, seizures, prohibitions on product sales, recalls and civil and criminal penalties, any one of which could significantly impact our manufacturing supply and provision of services and impair our financial results.

We depend on third-party vendors to manufacture some of our components, which could make us vulnerable to supply shortages and price fluctuations that could harm our business.

We rely on third-party vendors for components used in our Zio monitors. Our reliance on third-party vendors subjects us to a number of risks, including:

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

We rely on single suppliers for the supply of our adhesive substrate, disposable plastic housings, instruments and other materials that we use to manufacture our Zio monitors. These components and materials are critical and there are relatively few alternative sources of supply. We have not qualified additional suppliers for some of these components and materials and we do not carry a significant inventory of these items. While we believe that alternative sources of supply may be available, we cannot be certain whether they will be available if and when we need them and that any alternative suppliers would be able to provide the quantity and quality of components and materials that we would need to manufacture our Zio monitors if our existing suppliers were unable to satisfy our supply requirements. To utilize other supply sources, we would need to identify and qualify new suppliers to our quality standards, which could result in manufacturing delays and increase our expenses. Any supply interruption could limit our ability to manufacture our products and could therefore harm our business, financial condition and results of operations. If our current suppliers and any alternative suppliers do not provide us with the materials we need to manufacture our products or perform our services, if the materials do not meet our quality specifications, or if we cannot obtain acceptable substitute materials, an interruption in our Zio service could occur. Any such interruption may significantly affect our future revenue and harm our relations and reputation with physicians, hospitals, clinics and patients.

If our manufacturing facility becomes damaged or inoperable, or if we are required to vacate a facility, we may be unable to manufacture our Zio monitors or we may experience delays in production or an increase in costs which could adversely affect our results of operations.

We currently manufacture and assemble the Zio monitors in only one location. Our products are comprised of components sourced from a variety of contract manufacturers, with final assembly completed at our facility in Cypress, California. Our facility and equipment, or those of our suppliers, could be harmed or rendered inoperable by natural or man-made disasters, including fire, earthquake, terrorism, flooding and power outages. Any of these may render it difficult or impossible for us to manufacture products for some period of time. If our Cypress facility is inoperable for even a short period of time, the inability to manufacture our Zio monitors, and the interruption in research and development of any future products, may result in harm to our reputation, increased costs, the loss of orders and lower revenue. Furthermore, it could be costly and time consuming to repair or replace our facilities and the equipment we use to perform our research and development work and manufacture our products.

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

Billing for our Zio XT and Zio AT services are complex, and we must dedicate substantial time and resources to the billing process.

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

In 2017, we recognized approximately eleven percent of our revenue from non-contracted third-party payors, and as a result, our quarterly operating results are difficult to predict.

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

Large competitors in the ambulatory cardiac market include companies that sell standard Holter monitor equipment such as GE Healthcare, Philips Healthcare, Mortara Instrument, Inc., Spacelabs Healthcare, Inc. and Welch Allyn Holdings, Inc., which was acquired by Hill-Rom Holdings, Inc. Additional competitors who offer Holter and event monitors, and also function as service providers, include BioTelemetry, Inc., and Medtronic plc. These companies have also developed other patch-based mobile cardiac monitors that have recently received FDA and foreign regulatory clearances. For example, LifeWatch AG, which was subsequently acquired by BioTelemetry in July 2017, received FDA clearance and CE mark for its mobile cardiac telemetry monitoring patch in January 2016 and December 2015, respectively. In addition, in July 2016, BioTelemetry, Inc. announced FDA clearance for its own patch-based mobile cardiac telemetry monitor. There are also several small start-up companies trying to compete in the patch-based cardiac monitoring space. We have seen a trend in the market for large medical device companies to acquire, invest in or form alliances with these smaller companies in order to diversify their product offerings and participate in the digital health space. For example, in 2014 Medtronic plc acquired Corventis, Inc. Future competition could come from makers of wearable fitness products or large information technology companies focused on improving healthcare. These competitors and potential competitors may introduce new products that compete with our Zio service. Many of our competitors and potential competitors have significantly greater financial and other resources than we do and have well-established reputations, broader product offerings, and worldwide distribution channels that are significantly larger and more effective than ours. If our competitors and potential competitors are better able to develop new ambulatory cardiac monitoring solutions than us, or develop more effective or less expensive cardiac monitoring solutions, they may render our current Zio service obsolete or non-competitive. Competitors may also be able to deploy larger or more effective sales and marketing resources than we currently have. Competition with these companies could result in price cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

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

As of December 31, 2017, we had $34.0 million outstanding under our credit facilities consisting of our loan agreements with Pharmakon and SVB and a promissory note issued to California HealthCare Foundation. We must make significant annual debt payments under the loan agreements and the promissory note, which will divert resources from other activities. Our debt with Pharmakon and SVB is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The covenants in these loan agreements, the promissory note and the note purchase agreement pursuant to which the promissory note was issued, as well as in any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control and future breaches of any of these covenants could result in a default under the loan agreements, the promissory note and the note purchase agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the loan agreements and the promissory note to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

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

In addition, our research and development programs and clinical operations depend on our ability to attract and retain highly skilled engineers and certified cardiac technicians. We may not be able to attract or retain qualified engineers and certified cardiac technicians in the future due to the competition for qualified personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than us. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages. In addition, job candidates and existing employees, particularly in the San Francisco Bay Area, often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may harm our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

We added two new directors to our board of directors in July 2017, which may lead to changes in our operations.

Two new directors were elected to our board of directors on July 17, 2017. One of these directors, Bruce G. Bodaken, served as Chairman and Chief Executive Officer of a payor, and the other director, Dr. Ralph Snyderman, served as founding Chief Executive Officer and President of a provider. Another of our directors has served on our board of directors for less than two years. Because of these recent additions, our board of directors has not worked together as a group for an extended period of time. This change in the composition of our board of directors from directors affiliated with financial investors to directors with industry experience may lead to changes in our operations as these new directors analyze our business and contribute to the formulation of business strategies and objectives. If our board of directors does not align on the business strategies and objectives of our company, our operating results could be adversely affected.

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

•	obtaining regulatory approvals where required for the sale of our products and services in various countries
•	requirements to maintain data and the processing of that data on servers located within such countries
•	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems
•	logistics and regulations associated with shipping and returning our Zio monitors following use
•	limits on our ability to penetrate international markets if we are required to process the Zio service locally
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

The ECG data that is gathered through our Zio monitors is curated by algorithms that are part of our Zio service and a ZIO Report is delivered to the prescribing physician for diagnosis. The continuous development, maintenance and operation of our machine-learned backend data analytics engine is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary algorithms from operating properly. If our data analytics platform does not function reliably or fails to meet physician or payor expectations in terms of performance, physicians may stop prescribing the Zio service and payors could attempt to cancel their contracts with us.

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

The analysis we perform to create the diagnostic report for the Zio service is dependent upon a recording made by each device, which requires the physical return of the Zio monitor to one of our clinical centers. We predominantly rely on the U.S. Postal Service, or USPS, to perform this delivery service. Delivery of the Zio monitor to one of our clinical centers may be subject to disruption by natural disasters such as earthquake or flooding, labor disagreements or errors on behalf of USPS staff, or other disruption to the USPS delivery infrastructure. Further, for the Zio AT monitor, we rely on the provision of cellular communication services for the timely transmission of patient information and reportable events. The robustness of these communication services is also subject to natural disasters, labor disruptions, human error, and infrastructure failure.

Any of these disruptions may render it difficult or temporarily impossible for us to provide some or all of the Zio service, adversely affecting our operating results, causing significant distraction for management, and negatively impacting our business reputation.

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

We are highly dependent on information technology networks and systems, including the internet and services hosted by Amazon Web Services, to securely process, transmit and store this critical information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns, or unauthorized disclosure or modifications of confidential information involving patient health information to become publicly available. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of XIFIN, may be vulnerable to attacks by hackers or viruses or breaches due to employee error, malfeasance or other disruptions. While we have implemented data privacy and security measures that we believe are compliant with applicable privacy laws and regulations, some confidential and protected health information, is transmitted to us by third parties, who may not implement adequate security and privacy measures.

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

Any such breach or interruption of our systems, or those of XIFIN or any of our third-party information technology partners, could compromise our networks or data security processes and sensitive information could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of patient information, such as the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the General Data Protection Regulation, or GDPR, and the European Union Data Protection Directive, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform our services, bill payors or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our current and future solutions and engage in other patient and clinician education and outreach efforts. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position.

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

The use, misuse or off-label use of the Zio service may in the future result in outcomes and complications potentially leading to product liability claims. For example, we are aware that physicians have prescribed the Zio service off-label for pediatric patients. We have also received and may in the future receive product liability or other claims with respect to the Zio service, including claims related to skin irritation and alleged burns. In addition, if the Zio monitor is defectively designed, manufactured or labeled, contains defective components or is misused, we may become subject to costly litigation initiated by physicians, or the hospitals and clinics where physicians prescribing our Zio service work, or their patients. Product liability claims are especially prevalent in the medical device industry and could harm our reputation, divert management’s attention from our core business, be expensive to defend and may result in sizable damage awards against us.

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

When payors combine their operations, the combined company may elect to reimburse our Zio service at the lowest rate paid by any of the participants in the consolidation or use its increased size to negotiate reduced rates. If one of the payors participating in the consolidation does not reimburse for the Zio service at all, the combined company may elect not to reimburse for the Zio service, which would adversely impact our operating results. While attempts by Aetna Inc. to acquire Humana Inc. and Anthem Inc. to acquire Cigna Corp. have been largely abandoned due to antitrust challenges by the DOJ, it is possible that these or other payor consolidations may occur in the future.

Our ability to utilize our net operating loss carryovers may be limited.

As of December 31, 2017, we had federal and state net operating loss carryforwards, or NOLs, of $143.1 million and $82.4 million, respectively, which if not utilized will begin to expire in 2027 for federal purposes and 2018 for state purposes. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three year period. Similar rules may apply under state tax laws. Future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could cause an “ownership change.” If an “ownership change” has occurred in the past or occurs in the future, Section 382 would impose an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decrease.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal controls over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. Prior to December 31, 2017, we availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. As of December 31, 2017, we ceased to be an “emerging growth company.” We expect that the cost of our compliance with Section 404 will correspondingly increase as a result of our independent registered public accounting firm being required to undertake an assessment of our internal control over financial reporting. Our compliance with applicable provisions of Section 404 have required and will continue to require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Section 404 also requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with this Annual Report on Form 10-K, provide a management report on our internal control over financial reporting along with auditor attestation. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We have implemented the process and documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion in any given quarterly period.

During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, our management will be unable to conclude that our internal control over financial reporting is effective and our independent registered public accounting firm will be unable to issue an attestation report on the effectiveness of our internal control over financial reporting. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to conclude that our internal control over financial reporting is effective, or if our auditors were to express an adverse opinion on the effectiveness of our internal control over financial reporting because we had one or more material weaknesses, investors could lose confidence in the accuracy and completeness of our financial disclosures, which could cause the price of our common stock to decline. Internal control deficiencies could also result in a restatement of our financial results in the future. We could also become subject to stockholder or other third-party litigation as well as investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission, or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions or other remedies.

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

Further, if such patents, trademarks, or trade secrets are successfully asserted against us, this may harm our business and result in injunctions preventing us from selling our products, license fees, damages and the payment of attorney fees and court costs. In addition, if we are found to willfully infringe third-party patents or trademarks or to have misappropriated trade secrets, we could be required to pay treble damages in addition to other penalties. Although patent, trademark, trade secret, and other intellectual property disputes in the medical device and services area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. If we do not obtain necessary licenses, we may not be able to redesign our Zio monitors or our Zio service to avoid infringement and our product development efforts may be negatively affected as a result.

Similarly, interference or derivation proceedings provoked by third parties or brought by the U.S. Patent and Trademark Office, or USPTO, may be necessary to determine priority with respect to our patents, patent applications, trademarks or trademark applications. We may also become involved in other proceedings, such as reexamination, inter partes review, derivation or opposition proceedings before the USPTO or other jurisdictional body relating to our intellectual property rights or the intellectual property rights of others. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing the Zio monitors and selling the Zio service or using product names, which would have a significant adverse impact on our business.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements with employees and third parties to protect our intellectual property rights. As of December 31, 2017, we owned, or retained exclusive license to, nine issued U.S. patents, the earliest of which will expire in 2028. As of December 31, 2017, we also owned, or retained an exclusive license to, three issued patents from the Japan Patent Office, two issued patents from the patent offices in each of Australia and Canada, and one issued patent from the patent offices in each of the European Union and Korea. The earliest expiration date of these international patents is 2027. As of December 31, 2017, we had twenty pending patent applications globally, including four in the United States, five in the European Union, four in Japan, two in each of Korea and Canada, and one in each of Australia, China and India. Our patents and patent applications include claims covering key aspects of the design, manufacture and use of the Zio monitor and the Zio service.

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
•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts

The Affordable Care Act, was enacted in 2010. The Affordable Care Act, among other things, amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our activities could be subject to challenge under one or more of such laws. Any action brought against us for violations of these laws or regulations, even successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act including mandatory treble damages and significant per-claim penalties, which were increased to $10,957 to $21,916 per false claim in 2017.

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

If we fail to obtain and maintain necessary regulatory clearances or approvals for the Zio XT and Zio AT monitors and Zio service, or if clearances or approvals for future products and indications are delayed or not issued, our commercial operations would be harmed.

The Zio monitors and Zio service are subject to extensive regulation by the FDA in the United States and by our Notified Body in the European Union. Government regulations specific to medical devices are wide ranging and govern, among other things:

•	product design, development and manufacture
•	laboratory, preclinical and clinical testing, labeling, packaging, storage and distribution
•	premarketing clearance or approval
•	record keeping
•	product marketing, promotion and advertising, sales and distribution
•	post-marketing surveillance, including reporting of deaths or serious injuries and recalls and correction and removals

Before a new medical device or service, or a new intended use for an existing product or service, can be marketed in the United States, a company must first submit and receive either 510(k) clearance or premarketing approval from the FDA, unless an exemption applies. Either process can be expensive, lengthy and unpredictable. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. Although we have obtained 510(k) clearance to market the Zio XT and Zio AT monitors and the Zio service, our clearance can be revoked if safety or efficacy problems develop.

In addition, we are required to file various reports with the FDA, and European regulators, including reports required by the medical device reporting regulations, or MDRs, that require that we report to the regulatory authorities if our Zio service may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business.

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

The FDA and state and international authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action any such agency, which may include any of the following sanctions:

•	adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties
•	repair, replacement, refunds, recall or seizure of our products
•	operating restrictions, partial suspension or total shutdown of production
•	denial of our requests for regulatory clearance or premarket approval of new products or services, new intended uses or modifications to existing products or services
•	withdrawal of regulatory clearance or premarket approvals that have already been granted
•	criminal prosecution

If any of these events were to occur, our business and financial condition could be harmed.

Material modifications to the Zio XT or Zio AT monitors, labelling of the Zio XT or Zio AT monitors, or Zio service may require new 510(k) clearances, CE Marks or other premarket approvals or may require us to recall or cease marketing our products and services until clearances are obtained.

Material modifications to the intended use or technological characteristics of the Zio monitors or Zio service will require new 510(k) clearances, premarket approvals or CE Mark grants, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. Based on FDA published guidelines, the FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance; however, the FDA can review a manufacturer’s decision. Any modification to an FDA cleared device or service that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a premarket approval. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, the Zio monitors or Zio service in a timely fashion, or at all. Delays in obtaining required future clearances would harm our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. We have made modifications to the Zio monitors and Zio service in the past that we believe do not require additional clearances or approvals, and we may make additional modifications in the future. If the FDA or an EU Notified Body disagrees and requires new clearances or approvals for any of these modifications, we may be required to recall and to stop selling or marketing the Zio monitors and Zio service as modified, which could harm our operating results and require us to redesign our products or services. In these circumstances, we may be subject to significant enforcement actions.

If we or our suppliers fail to comply with the FDA’s QSR or the European Union’s Medical Device Directive, our manufacturing or distribution operations could be delayed or shut down and our revenue could suffer.

Our manufacturing and design processes and those of our third-party suppliers are required to comply with the FDA’s Quality System Regulation, or QSR and the EU’s Medical Device Directive, or MDD, both of which cover procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of Zio monitors. We are also subject to similar state requirements and licenses, and to ongoing ISO compliance in all operations, including design, manufacturing, and service, to maintain our CE Mark. In addition, we must engage in extensive recordkeeping and reporting and must make available our facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities, EU Notified Bodies and comparable agencies in other countries. If we fail a regulatory inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse regulatory inspection could result in, among other things, a shutdown of our manufacturing or product distribution operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our product and cause our revenue to decline.

We are registered with the FDA as a medical device specifications developer and manufacturer. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Public Health, or CDPH, to determine our compliance with the QSR and other regulations at both our design and manufacturing facilities, and these inspections may include the manufacturing facilities of our suppliers. Our design facilities in San Francisco, California were most recently audited by the FDA in June 2016 and no formal observations resulted. The most recent FDA audit of our manufacturing facility occurred in August 2017 and no formal observations resulted. No additional follow up with the FDA was required and we believe that we are in substantial compliance with the QSR.

We are also registered with the EU as a medical device developer, manufacturer and service operator through the National Standard Authority of Ireland, or NSAI, our European Notified Body. Most recently, the NSAI conducted an ISO 13485 recertification audit of our design, manufacturing and service operations in March, April and June 2017.

We can provide no assurance that we will continue to remain in compliance with the QSR or MDD. If the FDA, CDPH or NSAI inspect any of our facilities and discover compliance problems, we may have to cease manufacturing and product distribution until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a delay at our manufacturing facility we may be unable to produce Zio monitors, which would harm our business.

Zio monitors may in the future be subject to product recalls that could harm our reputation.

The FDA and similar governmental authorities in other countries have the authority to require the recall of commercialized products in the event of material regulatory deficiencies or defects in design or manufacture. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design or labeling defects. Recalls of Zio monitors would divert managerial attention, be expensive, harm our reputation with customers and harm our financial condition and results of operations. A recall announcement would also negatively affect our stock price.

Healthcare reform measures could hinder or prevent the Zio service’s commercial success.

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system in ways that could harm our future revenues and profitability and the demand for the Zio service. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The Affordable Care Act, among other things, imposed an excise tax of 2.3% on the sale of most medical devices, including ours, and any failure to pay this amount could result in the imposition of an injunction on the sale of our products, fines and penalties. Although this tax has been suspended through 2019, it is expected to apply to sales of our products in 2020 and thereafter. The current presidential administration and Congress may continue to attempt broad sweeping changes to the current health care laws. We face uncertainties that might result from modifications or repeal of any of the provisions of the Affordable Care Act, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on the medical device industry as a whole is currently unknown. Any changes to the Affordable Care Act are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations. We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

Risks Related to Our Common Stock

The market price of our common stock may fluctuate substantially, and you could lose all or part of your investment.

Our common stock became publicly traded in 2016, and we cannot be certain that an active trading market for our common stock will be sustained. The lack of an active market may impair the value of our common stock, or your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital to continue to fund operations by selling common stock and may impair our ability to acquire other companies or products by using our common stock as consideration. Although our common stock is listed on the NASDAQ Global Select Market, if we fail to satisfy the continued listing standards of the NASDAQ Global Select Market, we could be de-listed, which would negatively impact the price of our common stock.

The market price of our common stock may fluctuate substantially in response to, among other things, the risk factors described in this Annual Report on Form 10-K and other factors, many of which are beyond our control, including:

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd Frank Act, the listing requirements of The NASDAQ Stock Market and other applicable securities laws, rules and regulations. Compliance with these laws, rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, our management and other personnel divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we will incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404, which has increased now that we will no longer be an emerging growth company under the JOBS Act. We continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we will incur in order to remain compliant with our public company reporting requirements or the timing of such costs. Additional compensation costs and any future equity awards will increase our compensation expense, which will increase our general and administrative expense and could adversely affect our profitability.

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

We lease 41,500 square feet for our clinical center in Lincolnshire, Illinois under a lease agreement that expires in October 2019. We also lease 20,276 square feet in Houston, Texas for another clinical center under a lease agreement that expires in September 2027.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began being traded on The NASDAQ Global Market under the symbol “IRTC” on October 20, 2016 and was subsequently upgraded to the NASDAQ Global Select Market. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low sales price per share of our common stock as reported on The NASDAQ Global Select Market for the periods indicated:

Year Ended December 31, 2016:	High	Low
Fourth Quarter (from October 20, 2016)	$30.94	$23.08
Year Ended December 31, 2017:
First Quarter	$39.84	$29.41
Second Quarter	$42.92	$32.74
Third Quarter	$51.88	$40.56
Fourth Quarter	$57.68	$48.21

Holders of Common Stock

As of February 23, 2018, there were 27 holders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

The following graph shows the total stockholder return of an investment of $100 in cash at market close on October 20, 2016 (the first day of trading of our common stock), through December 29, 2017 for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	10/20/2016	12/31/2016	3/31/2017	6/30/2017	9/30/2017	12/31/2017
iRhythm Technologies, Inc.	$100	$115	$144	$163	$199	$215
NASDAQ Composite	$100	$103	$113	$117	$124	$132
NASDAQ Biotechnology	$100	$98	$109	$115	$124	$119

Recent Sales of Unregistered Securities

From January 1, 2016 through December 31, 2016, we sold and issued the following unregistered securities, which share numbers have been adjusted, as appropriate, for the 5.882698-to-1 reverse stock split that occurred on October 5, 2016:

1.

From January 1, 2016 through October 21, 2016 (the date of the filing of our registration statement on Form S-8, File No. 333-214203), we issued and sold an aggregate of 44,702 shares of common stock to employees, directors and consultants for cash consideration in the aggregate amount of $84,000 upon the exercise of stock options.

2.

From January 1, 2016 through October 21, 2016 (the date of the filing of our registration statement on Form S-8, File No. 333-214203), we granted stock options and stock awards to employees, directors and consultants under our 2006 Stock Incentive Plan and our 2016 Equity Incentive Plan covering an aggregate of 339,758 shares of common stock, at an average exercise price of $14.98 per share. Of these, options covering an aggregate of 1,952 shares were cancelled without being exercised.

We deemed the grants and exercises of stock options described above to be exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us.

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

Issuer Purchases of Equity Securities

None

Item 6. Selected Consolidated Financial Data.

The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace our financial statements and are qualified in their entirety by the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated balance sheet data at December 31, 2017, 2016, 2015 and 2014 and the selected consolidated statements of operations data for each of the years ended December 31, 2017, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements. The financial data included in this report are historical and are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31, (in thousands, except share and per share data)
	2017	2016	2015	2014
Consolidated Statements of Operation Data:
Revenue	$98,509	$64,072	$36,140	$21,749
Cost of revenue(1)	27,708	20,883	14,700	10,591
Gross profit	70,801	43,189	21,440	11,158
Operating expenses:
Research and development(1)	13,335	7,150	6,349	5,698
Selling, general and administrative(1)	84,737	51,621	36,722	20,225
Total operating expenses(1)	98,072	58,771	43,071	25,923
Loss from operations	(27,271)	(15,582)	(21,631)	(14,765)
Interest expense	(3,386)	(3,248)	(1,059)	(774)
Other expense, net	1,237	(2,073)	(109)	(293)
Net loss	$(29,420)	$(20,903)	$(22,799)	$(15,832)
Net loss per common share, basic and diluted	$(1.30)	$(3.95)	$(16.57)	$(12.05)
Shares used in computing net loss per common share, basic and diluted	22,627,327	5,285,847	1,376,106	1,314,294

(1)	Includes employee stock-based compensation as follows:

	Year Ended December 31,
	2017	2016	2015	2014
Cost of revenue	$163	$17	$17	$15
Research and development	1,733	203	165	80
Selling, general and administrative	8,227	1,651	1,228	733
Total stock-based compensation	$10,123	$1,871	$1,410	$828

	As of December 31,
	2017	2016	2015	2014
Consolidated Balance Sheets Data:
Cash and cash equivalents	$8,671	$51,643	$25,208	$8,618
Working capital	98,663	105,393	24,054	10,672
Total assets	133,123	138,156	37,872	18,509
Notes payable	33,978	32,227	30,552	6,255
Convertible preferred stock	—	—	97,096	85,014
Accumulated deficit	(156,589)	(127,169)	(106,266)	(83,467)
Total stockholders' equity (deficit)	$79,553	$92,562	$(101,624)	$(80,544)

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

Overview

We are a commercial-stage digital healthcare company redefining the way cardiac arrhythmias are clinically diagnosed by combining our wearable biosensing technology with cloud-based data analytics and machine-learning capabilities. Our goal is to be the leading provider of first-line ambulatory electrocardiogram, or ECG, monitoring for patients at risk for arrhythmias. We have created a unique platform, called the Zio service, which combines an easy-to-wear and unobtrusive biosensor that can be worn for up to 14 days with powerful proprietary algorithms that distill data from millions of heartbeats into clinically actionable information.

The Zio service consists of:

•	a wearable patch-based biosensor, which continuously records and stores ECG data from every patient heartbeat for up to 14 days
•	a cloud-based analysis of the recorded cardiac rhythms using our proprietary machine-learned algorithms
•	a final quality assessment review of the data by our certified cardiac technicians
•

the easy-to-read Zio Report, a curated summary of findings that includes high quality and clinically-actionable information, which is sent directly to a patient’s physician and can be integrated into a patient’s electronic health record

We receive revenue for the Zio service primarily from two sources: third-party payors and institutions. Third-party payors, which accounted for approximately 82%, 74% and 62% of our revenue for the years ended December 31, 2017, 2016 and 2015, respectively, consist of commercial payors and government agencies, such as the Centers for Medicare & Medicaid Services, or CMS, and the Veterans Administration, or VA. A significant portion of our revenue in the third-party commercial payor category is contracted, which means we have entered into pricing contracts with these payors. Approximately 37%, 40% and 41% of our total revenue for the years ended December 31, 2017, 2016 and 2015, respectively, is received from federal government agencies under established reimbursement codes. A small portion of this revenue is received from patients in accordance with their insurance co-payments and deductibles. Institutions, which are typically hospitals, clinics, or private physician practices accounted for approximately 18%, 26% and 38% of our revenue for the years ended December 31, 2017, 2016, and 2015 respectively. We bill these organizations directly for our services and they are responsible for paying those invoices and seeking reimbursement from third-party payors where applicable. In addition, a small percentage of patients whose physicians prescribe the Zio service pay us directly. Typically, we bill institutional customers and rely on a third-party billing partner, XIFIN, Inc., to submit patient claims and collect from commercial payors and certain government agencies.

Since our Zio service was cleared by the U.S. Food and Drug Administration, or FDA, in 2009, we have provided the Zio service to over one million patients and have collected over 250 million hours of curated heartbeat data. We believe the Zio service is well-positioned to disrupt an already-established $1.4 billion U.S. ambulatory cardiac monitoring market by offering a user-friendly device to patients, actionable information to physicians and value to payors.

We market our Zio service in the United States and the United Kingdom to physicians, hospitals and clinics through a direct sales organization comprised of sales management, field billing specialists, and quota-carrying sales representatives. Our sales representatives focus on initial introduction into new customers, penetration across a sales region, driving adoption within existing accounts and conveying our message of clinical and economic value to service line managers and hospital administrators and departments. We expect to continue to increase the size of our sales organization to expand the current customer account base and increase utilization of our monitoring solution. In addition, we will continue to explore new opportunities to expand our sales and marketing efforts in international geographies using both direct and distribution channels.

Components of Results of Operations

Revenue

Substantially all of our revenue is derived from sales of our Zio service in the United States. We earn revenue from the provision of our Zio service primarily from two sources, third-party payors and institutions; however, a small percentage of our revenue is derived directly from patient payments. For the years ended December 31, 2017, 2016 and 2015, we recognized approximately 89%, 83% and 90%, respectively, of our revenue on an accrual basis for instances where we have a predictable history of collections, which consists primarily of revenue from contracted payors and institutions. We recognize revenue based on the billing rate less contractual and other adjustments to arrive at the amount we expect to collect from third-party payors with an established billing rate. We determine the amount we expect to collect based on a per-payor or agreement basis, after analyzing payment history. When we do not have a contract or agreement, or have an insufficient or unpredictable history of collections, we recognize revenue only upon the earlier of notification of the payor benefits allowed or when payment is received. We expect our revenue to increase as we increase the number of covered and contracted lives for our Zio service, expand our sales and marketing infrastructure, increase awareness of our product offerings, expand the range of indications for our Zio service and develop new products and services. We are subject to seasonality similar to other companies in our field, as vacations by physicians and patients tend to affect enrollment in the Zio service more during the summer months and during the end of year holidays compared to other times of the year. To date, the effect of these seasonal fluctuations on our quarterly results has been obscured by the growth of our business.

Cost of Revenue and Gross Margin

Cost of revenue is expensed as incurred and includes direct labor, material costs, equipment and infrastructure expenses, amortization of internal-use software, allocated overhead, and shipping and handling. Direct labor includes personnel involved in manufacturing and data analysis. Material costs include both the disposable materials costs of the Zio XT monitors and amortization of the re-usable printed circuit board assemblies, or PCBAs. Each Zio XT monitor includes a PCBA, the cost of which is amortized over the anticipated number of uses of the board. We expect cost of revenue to increase in absolute dollars to the extent our revenue grows.

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

Research and Development Expenses

We expense research and development costs as they are incurred. Research and development expenses include payroll and personnel-related costs including stock-based compensation, consulting services, clinical studies, laboratory supplies and an allocation of facility overhead costs. We expect our research and development costs to increase in absolute dollars as we hire additional personnel to develop new product and service offerings and product enhancements.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of the change in fair value of our convertible preferred stock warrant liabilities and interest income. Our convertible preferred stock warrants were exercisable for shares that were contingently redeemable and as such, were classified as a liability on our balance sheets at their estimated fair value. Upon completion of our IPO, all convertible preferred stock warrants converted into warrants to purchase common stock. Interest income consists primarily of interest received on our cash, cash equivalents and investments balances.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

	Years Ended December 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Revenue	$98,509	$64,072	$34,437	54%
Cost of revenue	27,708	20,883	6,825	33%
Gross profit	70,801	43,189	27,612	64%
Gross margin	72%	67%
Operating expenses:
Research and development	13,335	7,150	6,185	87%
Selling, general and administrative	84,737	51,621	33,116	64%
Total operating expenses	98,072	58,771	39,301	67%
Loss from operations	(27,271)	(15,582)	(11,689)	75%
Interest expense	(3,386)	(3,248)	(138)	4%
Other income (expense), net	1,237	(2,073)	3,310	(160)%
Net loss	$(29,420)	$(20,903)	$(8,517)	41%

Revenue

Revenue increased $34.4 million, or 54%, to $98.5 million during the year ended December 31, 2017 from $64.1 million during the year ended December 31, 2016. The increase in revenue was primarily attributable to the increase in volume of the Zio service performed as a result of the expansion of coverage and the increase in the number of payors under contract, increasing physician acceptance and expansion of our sales force as we continue to gain market acceptance for our Zio service.

Cost of Revenue and Gross Margin

Cost of revenue increased $6.8 million, or 33%, to $27.7 million during the year ended December 31, 2017 from $20.9 million during the year ended December 31, 2016. The increase in cost of revenue was primarily due to increased Zio service volume in 2017. This increase was partially offset by the reduction in costs to provide the Zio service, which was achieved through manufacturing efficiencies in the production of our device and reductions in cardiac technician labor costs through algorithm improvements and software driven workflow enhancements.

Gross margin for the year ended December 31, 2017 increased to 72%, compared to 67% for the year ended December 31, 2016. The increase was driven primarily by the reduction in the cost of the Zio service due to our continued efforts to lower manufacturing costs, fixed costs absorption and reduced labor costs per device through our algorithm improvements and software-driven workflow enhancements. In addition, we experienced some mix shift driven by the success of our contracting efforts, which also improved our gross margin during the year ended December 31, 2017.

Research and Development Expenses

Research and development expenses increased $6.2 million, or 87%, to $13.3 million during the year ended December 31, 2017 from $7.2 million during the year ended December 31, 2016. The increase was primarily attributable to a $4.4 million increase for payroll and personnel-related expenses as a result of increased headcount to support the growth in our operations, and a $1.4 million increase in facility-related expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $33.1 million, or 64%, to $84.7 million during the year ended December 31, 2017 from $51.6 million during the year ended December 31, 2016. The increase was primarily attributable to a $18.7 million increase in payroll and personnel-related expenses as a result of increased headcount to support the growth in our operations, a $6.0 million increase in professional services expenses, primarily as a result of an increase in accounting, legal and recruiting services expenses, a $1.8 million increase in facility-related expenses, and a $1.7 million increase in bad-debt expense primarily due to the overall increase in accounts receivable.

Interest Expense

Interest expense increased $0.2 million to $3.4 million during the year ended December 31, 2017 from $3.2 million during the year ended December 31, 2017 due to increased principal balance of our December 2015 debt financing as a result of paid-in-kind interest.

Other Income (Expense), Net

Other income (expense), net increased $3.3 million to income of $1.2 million during the year ended December 31, 2017 from expense of $2.1 million during the year ended December 31, 2016. The change was primarily related to an increase of $1.2 million of interest income from our investments and $2.1 million decrease from the fair value re-measurement of preferred stock warrant liabilities at each balance sheet date, which concluded upon the conversion to common warrants upon the IPO in October 2016.

Comparison of the Year Ended December 31, 2016 and 2015

	Year Ended December 31,
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

Revenue

Revenue increased $27.9 million, or 77%, to $64.1 million during the year ended December 31, 2016 from $36.1 million during the year ended December 31, 2015. The increase in revenue was primarily attributable to the increase in volume of the Zio service performed as a result of the expansion of coverage and the increase in the number of payors under contract, increasing physician acceptance and expansion of our sales force as we continued to gain market acceptance for our Zio service. To a lesser extent, increases in contracted rates contributed to the revenue increase.

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

Other Expense, Net

Other expense, net increased $2.0 million to $2.1 million during the year ended December 31, 2016 from $0.1 million during the year ended December 31, 2015. The change was primarily related to the fair value re-measurement of warrant liabilities at each balance sheet date and the final re-measurement upon the IPO in October 2016 when the preferred stock warrants converted to common stock warrants.

Liquidity and Capital Expenditures

Overview

As of December 31, 2017, we had cash and cash equivalents of $8.7 million, short-term investments of $93.7 million, long-term investments of $3.0 million and an accumulated deficit of $156.6 million. In connection with our IPO that closed in October 2016, we received net cash proceeds of $110.7 million, net of underwriters’ discounts and commissions and expenses paid by us. Prior to the IPO we financed our operations primarily through sales of our private securities, sales of our products and services and debt financings.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash (used in) provided by:
Operating activities	$(14,911)	$(16,651)	$(18,005)
Investing activities	(34,593)	(68,166)	(1,787)
Financing activities	6,532	111,252	36,382
Net increase (decrease) in cash and cash equivalents	$(42,972)	$26,435	$16,590

Cash Used in Operating Activities

During the year ended December 31, 2017, cash used in operating activities was $14.9 million, which consisted of a net loss of $29.4 million, adjusted by non-cash charges of $22.6 million and a net change of $8.1 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of an increase in stock-based compensation expense of $10.1 million, as well as a change in allowance for doubtful accounts and contractual allowance of $9.4 million. The change in our net operating assets and liabilities was primarily due to an increase of $13.0 million in the change in accounts receivable as a result of the increase in our revenue, and a decrease of $5.4 million in accrued liabilities, primarily related to increased accrued payroll and related compensation accruals.

During the year ended December 31, 2016, cash used in operating activities was $16.7 million, which consisted of a net loss of $20.9 million, adjusted by non-cash charges of $11.0 million and a net change of $6.7 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of an increase in allowance for doubtful accounts and contractual allowance of $4.7 million, a change in value of warrant liability of $2.1 million, stock based compensation of $1.9 million, depreciation and amortization of $0.6 million and $0.3 million related to amortization of debt discounts. The change in our net operating assets and liabilities was primarily due to an increase of $6.5 million in accounts receivable as a result of the increase in our revenue, an increase of $1.2 million in other assets primarily related to the purchase of the Zio XT monitor PCBAs to support the growth in volume of Zio service performed and an increase of $0.9 million in prepaid expenses and other current assets. This change was partially offset by a $4.9 million increase in accrued liabilities primarily related to increased accrued payroll and related compensation accruals and a $0.4 million increase in deferred revenue.

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

Cash used in investing activities during the year ended December 31, 2017 was $34.6 million, which consisted of $129.8 million in purchases of investments and $3.6 million of capital expenditures to purchase property and equipment, partially offset by maturities of available for sale investments of $98.7 million.

Cash used in investing activities during the year ended December 31, 2016 was $68.2 million, which consisted of $65.4 million in purchases of investments and $2.8 million of capital expenditures to purchase property and equipment.

Cash used in investing activities during the year ended December 31, 2015 was $1.8 million, which consisted of capital expenditures to purchase property and equipment.

Cash Provided by Financing Activities

During the year ended December 31, 2017, cash provided by financing activities was $6.5 million, consisting primarily of net proceeds of $6.4 from the issuance of common stock related to employee equity incentive plans.

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

During the first four years, payments are interest only and for the first two years 50% of the interest will be “paid-in-kind.” We are subject to a financial covenant related to minimum trailing revenue targets that begins in June 2017, and is tested on a semi-annual basis. The minimum net revenue covenant ranges from $44.7 million for the period ended June 30, 2017 to $102.6 million for the period ended December 31, 2021. The minimum net revenue financial covenant has a 45-day equity cure period following required delivery date of the financial statements. Pursuant to this equity cure provision, we may cure a revenue covenant default by raising additional funds from the sale of equity. The loan matures in December 2021. As of December 31, 2017, $32.5 million was outstanding under the Pharmakon Loan Agreement.

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

SVB Loan and Security Agreement

In December 2015, we entered into a Second Amended and Restated Loan and Security Agreement with SVB, or the SVB Loan Agreement. Under the SVB Loan Agreement we may borrow, repay and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $15.0 million, until December 4, 2018, when all outstanding principal and accrued interest becomes due and payable. Any principal amount outstanding under the SVB revolving credit line bears interest at a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” plus 0.25%. The credit line is subject to financial covenants tied to our trailing twelve-month net sales. We may borrow up to 80% of our eligible accounts receivable, up to the maximum of $15.0 million. In August 2016, we obtained a $3.1 million standby letter of credit pursuant to the SVB revolving credit facility in connection with a new lease. As of December 31, 2017, we were eligible to borrow up to $3.3 million and no amount was outstanding under the SVB revolving credit line.

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

Revenue Recognition

Our Zio XT monitor, a wearable biosensor, is worn by patients for a monitoring period up to 14 days. The Zio XT monitor is returned to our monitoring facility and the heartbeat data is curated and analyzed by our proprietary algorithms and reviewed by our certified cardiac technicians. The final step in the Zio service is the delivery of an electronic Zio Report to the prescribing physician with a summary of findings. Our Zio service is generally billable when the Zio Report is issued to the physician. For all Zio services performed, we consider whether or not the following revenue recognition criteria are met: persuasive evidence of an arrangement exists and delivery has occurred or services have been rendered. For services performed for customers which we invoice directly, additional revenue recognition criteria include that the price is fixed and determinable and collectability is reasonably assured; for customers for which we submit claims to third party commercial and governmental payors for reimbursement, we recognize revenue only when a reasonable estimate of reimbursement can be made.

The assessment of whether a reasonable estimate of reimbursement can be made requires significant judgment. If all revenue recognition criteria are met, revenue is recognized upon delivery of the ZIO Report. To date, we have not been able to estimate revenue for third-party payors for which we do not have a contracted rate and therefore revenue has been recognized on the earlier of notification or when payment is received. Some patients have out-of-pocket costs for amounts not covered by their insurance carrier, and we may bill patients directly for these amounts in the form of co-payments and co-insurance in accordance with their insurance carrier and health plans. Some payors may not cover our Zio service under their reimbursement policies. In the absence of contracted reimbursement coverage or the ability to reasonably estimate reimbursement, we recognize revenue only upon the earlier of notification of payment or when payment is received.

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

Estimated Usage of the Printed Circuit Board Assembly

We use a printed circuit board assembly, or PCBA, in each wearable device and it is reused numerous times in multiple patients. Each time the PCBA is used in a wearable Zio XT monitor, a portion of the cost of the PCBA is recorded as a cost of revenue. We have based our estimates of how many times a PCBA can be used on testing in research and development, loss rates, product obsolescence, and the amount of time it takes the device to go through the manufacturing, shipping, customer shelf and patient wear time and upload process. We periodically evaluate the use estimate.

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

•

Expected volatility. As our common stock has been publicly traded for a limited time, the expected volatility is derived from the average historical volatilities of publicly traded companies within our industry that we consider to be comparable to our business over a period approximately equal to the expected term for employees’ options and the remaining contractual life for nonemployees’ options.

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

We recorded stock-based compensation expense of $10.1 million, $1.9 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. We expect to continue to grant stock options and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

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

The Company adopted this standard on January 1, 2018 and used the modified retrospective approach. Upon adoption, the Company recognized the cumulative effect of adopting the new revenue standard as an adjustment to the opening balance of the Company’s accumulated deficit. This adjustment did not have a material impact on the Company’s consolidated financial statements. Prior periods will not be retrospectively adjusted. The adoption results in a change to net revenue primarily due to the change in classification of bad debt expense related to the patient responsibility of both contracted and non-contracted claims as a reduction of gross revenue rather than as a component of selling, general and administrative expenses. As a result, starting on January 1, 2018, the Company will be presenting revenue net of this bad debt expense. To a lesser extent, revenue will be impacted due to timing differences in its recognition of revenue related to non-contracted third-party payor claims as a result of changing from recognition based on the earlier of notification of the payor benefits allowed or when payment is received to the accrual basis based on historical experience.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This ASU was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. This standard covers accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. As a result of adopting ASU No. 2016‑09 on January 1, 2017, the Company has made an accounting policy election to continue to estimate forfeitures. The adoption of ASU No. 2016‑09 also requires excess tax benefits and tax deficiencies be recorded in the income statement as opposed to additional paid‑in capital when the awards vest or are settled, and has been applied on a prospective basis with no impact on the consolidated financial statements as of and for the year ended December 31, 2017. As a result of the adoption, the Company increased its total NOLs by $0.1 million on January 1, 2017 related to deferred tax assets that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting purposes. This amount is fully offset by the valuation allowance.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. Currently, the new guidance must be adopted using the modified retrospective approach, including a number of optional practical expedients that entities may elect to apply, with the cumulative effect of applying the new guidance recognized as an adjustment to the opening retained earnings balance in the earliest period presented. In January 2018, the FASB issued an exposure draft that, if adopted, would allow for recognition of the cumulative effect of applying the new guidance as an adjustment to the opening retained earnings balance in the year of adoption, among other changes. The Company will adopt the new guidance in the first quarter of fiscal 2019 and is in the process of determining the effects the adoption will have on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flow: Restricted Cash (Topic 230), which provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. The amendments of this ASU are effective for interim and annual periods beginning after December 15, 2017. The standard must be applied retrospectively to all periods presented. The adoption of this standard will not have a material impact on the cash flow activity presented on the Company's Consolidated Statements of Cash Flows.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. This ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. The Company is currently evaluating the impact of adoption of this standard.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

The following summarized our contractual obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Debt including interest	$4,858	$39,925	$—	$—	$44,783
Operating leases	5,260	6,894	417	2,125	14,696
Total contractual obligations	$10,118	$46,819	$417	$2,125	$59,479

The table above does not include approximately $3.7 million in non-cancelable purchase orders related to inventory and printed circuit board assemblies entered into in the normal course of operations, which we expect to be paid in less than one year. The table excludes unrecognized tax benefits of $0.9 million as of December 31, 2017 because these uncertain tax positions, if recognized, would be an adjustment to our net deferred tax assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.

Interest Rate Sensitivity

We had cash, cash equivalents and investments of $105.4 million as of December 31, 2017; which consisted of bank deposits, money market funds and U.S. government securities, corporate notes, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

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

We had total outstanding debt of $34.0 million and $32.2 million, which is net of debt discount and debt issuance costs, as of December 31, 2017 and 2016, respectively. The interest rates on our bank debt and CHCF Note carry fixed interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Rate Sensitivity

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in British Pound Sterling. As of December 31, 2017, we do not consider this risk to be material. We do not utilize any forward foreign exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made.

Item 8. Financial Statements and Supplementary Data.

IRHYTHM TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

iRhythm Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of iRhythm Technologies, Inc. and its subsidiary as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive loss, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 1, 2018

We have served as the Company’s auditor since 2009.

IRHYTHM TECHNOLOGIES, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$8,671	$51,643
Short-term investments	93,692	54,407
Accounts receivable, net	12,953	9,406
Inventory	1,683	1,390
Prepaid expenses and other current assets	2,582	1,671
Restricted cash	—	91
Total current assets	119,581	118,608
Investments, long-term	2,994	10,981
Property and equipment, net	6,221	4,653
Goodwill	862	862
Other assets	3,465	3,052
Total assets	$133,123	$138,156
Liabilities, and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,395	$2,103
Accrued liabilities	15,644	10,165
Deferred revenue	1,238	947
Accrued interest, current portion	154	—
Debt, current portion	1,487	—
Total current liabilities	20,918	13,215
Debt	32,491	32,227
Deferred rent, noncurrent portion	161	26
Accrued interest, net of current portion	—	126
Total liabilities	53,570	45,594
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000,000 shares authorized at December 31, 2017 and 2016, respectively; and none issued and outstanding at December 31, 2017 and 2016, respectively	—	—
Common stock, $0.001 par value – 100,000,000 shares authorized at December 31, 2017 and 2016, respectively; 23,377,315 and 22,139,346 shares issued and outstanding at December 31, 2017 and 2016, respectively	23	22
Additional paid-in capital	236,184	219,718
Accumulated other comprehensive loss	(65)	(9)
Accumulated deficit	(156,589)	(127,169)
Total stockholders’ equity	79,553	92,562
Total liabilities, preferred stock and stockholders’ equity	$133,123	$138,156

The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$98,509	$64,072	$36,140
Cost of revenue	27,708	20,883	14,700
Gross profit	70,801	43,189	21,440
Operating expenses:
Research and development	13,335	7,150	6,349
Selling, general and administrative	84,737	51,621	36,722
Total operating expenses	98,072	58,771	43,071
Loss from operations	(27,271)	(15,582)	(21,631)
Interest expense	(3,386)	(3,248)	(1,059)
Other income (expense), net	1,237	(2,073)	(109)
Net loss	$(29,420)	$(20,903)	$(22,799)
Net loss per common share, basic and diluted	$(1.30)	$(3.95)	$(16.57)
Weighted-average shares used to compute net loss per common share, basic and diluted	22,627,327	5,285,847	1,376,106

The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net Loss	$(29,420)	$(20,903)	$(22,799)
Other comprehensive loss:
Net change in unrealized losses on available-for-sale securities	(56)	(9)	—
Comprehensive loss	$(29,476)	$(20,912)	$(22,799)

The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

							Accumulated	Total
	Convertible				Additional		Other	Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2014	9,657,867	$85,014	1,326,636	$1	$2,922	$(83,467)	$—	$(80,544)
Issuance of Series E convertible preferred stock for cash at $8.77 per share, net of issuance costs of $92	1,388,279	12,082	—	—	—	—	—	—
Issuance of common stock upon the exercise of options, net of repurchases	—	—	83,929	—	309	—	—	309
Stock-based compensation expense	—	—	—	—	1,410	—	—	1,410
Net loss	—	—	—	—	—	(22,799)	—	(22,799)
Balance at December 31, 2015	11,046,146	97,096	1,410,565	1	4,641	(106,266)	—	(101,624)
Issuance of common stock upon the exercise of options, net of repurchases	—	—	56,827	1	131	—	—	132
Issuance of preferred stock upon exercise of warrants	31,359	457	—	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	7,238,235	7	110,714	—	—	110,721
Conversion of convertible preferred stock to common stock in connection with initial public offering	(11,077,505)	(97,553)	13,375,333	13	97,540	—	—	97,553
Conversion of convertible preferred stock warrants to common stock warrants in connection with initial public offering	—	—	—	—	4,821	—	—	4,821
Issuance of common stock upon net exercise of warrants	—	—	58,386	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,871	—	—	1,871
Net loss	—	—	—	—	—	(20,903)	—	(20,903)
Net unrealized loss on investments	—	—	—	—	—	—	(9)	(9)
Balance at December 31, 2016	—	—	22,139,346	22	219,718	(127,169)	(9)	92,562
Issuance of common stock upon in connection with employee equity incentive plans, net	—	—	1,027,595	1	6,389	—	—	6,390
Issuance of common stock upon net exercise of warrants	—	—	210,374	—	—	—	—	—
Tax withholding upon vesting of restricted stock awards	—	—	—	—	(46)	—	—	(46)
Stock-based compensation expense	—	—	—	—	10,123	—	—	10,123
Net loss	—	—	—	—	—	(29,420)	—	(29,420)
Net unrealized loss on investments	—	—	—	—	—	—	(56)	(56)
Balance at December 31, 2017	—	$—	23,377,315	$23	$236,184	$(156,589)	$(65)	$79,553

The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(29,420)	$(20,903)	$(22,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,597	568	492
Stock-based compensation	10,123	1,871	1,410
Amortization of debt discount and issuance costs	260	251	116
Amortization (accretion) on investments	(352)	6	—
Loss on disposal of assets	9	—	10
Change in accrued interest	—	—	(64)
Provision for bad debt and contractual allowance	9,403	4,686	1,557
Change in fair value of preferred stock warrant liabilities	—	2,123	111
Non-cash interest expense	1,550	1,481	—
Changes in operating assets and liabilities:
Accounts receivable	(12,950)	(8,515)	(1,281)
Inventory	(293)	(245)	(327)
Prepaid expenses and other current assets	(795)	(863)	(506)
Other assets	(467)	(1,235)	(491)
Accounts payable	634	305	132
Accrued liabilities	5,364	3,380	3,522
Deferred rent	135	(2)	28
Deferred revenue	291	441	85
Net cash used in operating activities	(14,911)	(16,651)	(18,005)
Cash flows from investing activities
Purchases of property and equipment	(3,562)	(2,763)	(1,787)
Purchases of available-for-sale investments	(129,829)	(65,403)	—
Maturities of available-for-sale investments	98,707	—	—
Restricted cash	91	—	—
Net cash used in investing activities	(34,593)	(68,166)	(1,787)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases	6,390	132	309
Proceeds from issuance of common stock upon exercise of warrants	—	206	—
Tax withholding upon vesting of restricted stock awards	(46)	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	12,134
Payments of deferred offering costs	188	(3,522)	(5)
Proceeds from long-term debt, net of debt discount and issuance costs	—	—	29,018
Repayments of long-term debt	—	—	(4,905)
Payments of issuance costs for revolving line of credit	—	—	(169)
Proceeds of issuance of common stock upon initial public offering	—	114,436	—
Net cash provided by financing activities	6,532	111,252	36,382
Net increase (decrease) in cash and cash equivalents	(42,972)	26,435	16,590
Cash and cash equivalents, beginning of year	51,643	25,208	8,618
Cash and cash equivalents, end of year	$8,671	$51,643	$25,208
Supplemental disclosures of cash flow information
Interest paid	$1,550	$1,591	$343
Non-cash investing and financing activities
Issuance of warrants to purchase preferred stock	$—	$—	$44
Series E convertible preferred stock issuance costs included in accrued liabilities	$—	$—	$52
Property and equipment included in accounts payable	$35	$423	$—
Deferred offering costs included in accounts payable and accrued liabilities	$—	$188	$265
Conversion of preferred stock to common stock	$—	$97,553	$—
Conversion of preferred stock warrants to common stock warrants	$—	$4,821	$—

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

The Company’s headquarters is based in San Francisco, California, and is also a clinical center. The Company has additional clinical centers in Lincolnshire, Illinois and Houston, Texas and a manufacturing facility in Cypress, California. In March 2016, the Company formed a wholly-owned subsidiary in the United Kingdom. The Company manages its operations as a single operating segment. Substantially all of the Company’s assets are maintained in the United States. The Company derives substantially all of its revenue from sales to customers in the United States.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements for the years ended December, 31, 2017, 2016, and 2015 are prepared in accordance with U.S. generally accepted accounting principles and include the accounts of iRhythm Technologies, Inc. and its wholly-owned subsidiary, iRhythm Technologies Ltd., established in March 2016. All intercompany accounts and transactions have been eliminated. The financial statements of iRhythm Technologies Ltd. use the U.S. dollar as the functional currency. For all non-functional currency balances, the remeasurement of such balances to functional currency results in a foreign exchange transaction gain or loss, which is recorded in the consolidated statements of operations.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contractual allowances for revenue, allowance for doubtful accounts, the useful lives of property and equipment, the recoverability of long-lived assets including the estimated usage of the printed circuit board assemblies (“PCBAs”), accounting for income taxes, the fair value of the Company’s common stock and stock-based compensation. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results may differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, which include cash equivalents, short-term investments, long-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities.

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of purchase.

Investments

Short-term investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than one year as of the balance sheet date. Long-term investments have maturities greater than one year as of the balance sheet date. All investments are carried at fair value based upon quoted market prices. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive loss. The cost of available-for-sale securities sold is based on the specific-identification method. Realized gains and losses are included in earnings, and are derived for specific-identification method for determining the costs of investments sold.

Restricted Cash

Restricted cash consisted of certificates of deposit held with a financial institution as security deposits for building leases, and is included in short-term assets on the Company’s consolidated balance sheets.

Accounts Receivable, Allowance for Doubtful Accounts and Contractual Allowance

Accounts receivable consists of amounts due to the Company from institutions and third-party government and commercial payors and their related patients, as a result of the Company’s normal business activities. Accounts receivable is reported on the balance sheets net of an estimated allowance for doubtful accounts and contractual allowance.

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

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	December 31,	December 31,
	2017	2016
Balance, beginning of period	$1,792	$1,125
Add: provision for doubtful accounts	3,640	1,960
Less: write-offs, net of recoveries and other adjustments	(1,864)	(1,293)
Balance, end of period	$3,568	$1,792

The following table presents the changes in the contractual allowance (in thousands):

	December 31,	December 31,
	2017	2016
Balance, beginning of period	$2,340	$338
Add: contractual allowances	5,763	2,726
Less: write-offs, net of recoveries and other adjustments	(659)	(724)
Balance, end of period	$7,444	$2,340

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

Concentrations of Risk

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. Cash, cash equivalents, and investments are deposited in financial institutions which, at times, such deposits may be in excess of federally insured limits. Cash equivalents are invested in highly rated money market funds. The Company invests in a variety of financial instruments, such as, but not limited to, United States Government securities, corporate notes, commercial paper and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material losses on its deposits of cash and cash equivalents or investments.

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. The Company records an allowance for doubtful accounts when it becomes probable that a receivable will not be collected. Federal government agencies, including CMS and the Veterans Administration, accounted for approximately 37%, 40% and 41% of the Company’s revenue for the years ended December 31, 2017, 2016 and 2015, respectively. Accounts receivable related to federal government agencies accounted for 27% and 27% at December 31, 2017 and 2016, respectively.

Supply Risk

While the Company has not experienced manufacturing supply disruptions to date, the Company relies on single-source vendors for the supply of its disposable housings, instruments and other materials used to manufacture the Zio XT monitor and the adhesive that binds the Zio XT monitor to a patient’s body. These components and materials are critical, and there could be a considerable delay in finding alternative sources of supply.

Inventory

Inventory is stated at the lower of cost or net realizable value, cost being determined on a standard cost basis for material costs and on actual cost basis for labor and overhead, which approximates actual cost on a first in, first out (“FIFO”) basis, and market being determined as the lower of cost or net realizable value. The Company records write-downs of inventory that is obsolete or in excess of anticipated demand or market value based on consideration of product lifecycle stage, technology trends, product development plans and assumptions about future demand and market conditions. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. Inventory write-downs are charged to cost of revenue and establish a new cost basis for the inventory.

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

Other Assets

Included in the other assets are printed circuit board assemblies (“PCBAs”) totaling $3.3 million and $2.8 million as of December 31, 2017 and 2016, respectively. The Company uses a PCBA in each wearable Zio XT monitor which is used numerous times and has a useful life beyond one year. Each time the PCBA is used in a wearable Zio XT monitor, a portion of the cost of the PCBA is recorded as a cost of revenue. The Company has based its estimates of how many times a PCBA can be used on testing in research and development, loss rates, product obsolescence, and the amount of time it takes the device to go through the manufacturing, shipping, customer shelf and patient wear time and upload process. The Company periodically evaluates the use estimate.

Comprehensive Loss

Comprehensive loss represents all changes in stockholders’ equity during the period from non-owner sources. The Company’s unrealized gains and losses on available-for-sale securities represent the only component of other comprehensive loss that are excluded from the reported net loss and that are presented in the consolidated statements of comprehensive loss.

Revenue Recognition

The Company’s devices, cardiac rhythm monitors, have a wear period for up to 14 days for the Zio XT service or 30 days for the Zio Event Card. The Company’s services, consisting of the delivery of reports containing analysis of data captured by the physical device to the prescribing physician, are generally billable at the start of the wear period or when reports are issued to physicians, depending on the service provided. For the Zio XT service, the Company recognizes the revenue at the time that a report is delivered to a physician. For the Zio Event Card, the Company recognizes revenue on a straight-line basis over the applicable wear period, as the event monitoring results are delivered to physicians. For all services performed, the Company considers whether or not the following revenue recognition criteria are met: persuasive evidence of an arrangement exists and delivery has occurred or services have been rendered. For services performed for customers which the Company invoices directly, additional revenue recognition criteria include that the price is fixed and determinable and collectability is reasonably assured; for customers in which the Company submits claims to third-party commercial and governmental payors for reimbursement, the Company recognizes revenue only when a reasonable estimate of reimbursement can be made.

The assessment of whether a reasonable estimate of reimbursement can be made requires significant judgment by management. Where management’s judgment indicates a reasonable estimate of reimbursement can be made, revenue is recognized upon delivery of the patient report for the Zio XT service and straight-line for the Zio Event Card. Some patients have out-of-pocket costs for amounts not covered by their insurance carrier, and the Company bills the patient directly for these amounts in the form of co-payments and co-insurance in accordance with their insurance carrier and health plans. Some payors may not cover the Company’s service as ordered by the prescribing physician under their reimbursement policies. In the absence of an agreement with the patient or other clearly enforceable legal right to demand payment from the patient, the related revenue is recognized upon the earlier of notification of the payor benefits allowed or when payment is received, until the Company has the ability to make a reasonable estimate.  Once a reasonable estimate can be made, revenue is recognized upon delivery of the service. During 2017, the Company recognized revenue on an accrual basis from certain non-contracted payors as a reasonable estimate was able to be made, primarily based on the consistency of historical payments.

The Company recognizes revenue related to billings for CMS and commercial payors on an accrual basis, net of contractual allowances, when a reasonable estimate of reimbursement can be made. These contractual allowances represent the difference between the list price (the billing rate) and the reimbursement rate for each payor. Upon ultimate collection from CMS and commercial payors, the amount is compared to the previous estimates and the contractual allowance is adjusted accordingly. Until a contract has been negotiated with a commercial payor, the Company’s services may or may not be covered by these entities’ existing reimbursement policies. In addition, patients do not enter into direct agreements with the Company that commit them to pay any portion of the cost of the service in the event that their insurance declines to reimburse the Company. In the absence of an agreement with the patient or other clearly enforceable legal right to demand payment from the patient, the related revenue is recognized only upon the earlier of notification of the payor benefits allowed or when payment is received, until the Company has the ability to make a reasonable estimate. Revenue related to non-contracted claims was $11.3 million,

$11.2 million, and $3.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Contracted revenue recognized on an accrual basis was $87.2 million, $52.9 million, and $32.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Certain of the Company’s customers pay the Company directly for the Zio XT service upon shipment of devices. Such advance payments are recorded as deferred revenue on the consolidated balance sheets and revenue is recognized when reports are delivered to physicians.

Cost of Revenue

Cost of revenue is expensed as incurred, and includes direct labor, material costs, equipment and infrastructure expenses, amortization of internal-use software, allocated overhead, and shipping and handling. Material costs include both the disposable costs of the device and amortization of the PCBAs. Each time the PCBA is used in a wearable Zio XT monitor, a portion of the cost of the PCBA is recorded as a cost of revenue.

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

The Tax Cuts and Jobs Act (“2017 Tax Act”) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% among other significant changes. In addition, in 2017 the Company is subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the tax effect of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act’s enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). In accordance with SAB 118, the Company must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that our accounting for certain income tax effects of the Tax Act is incomplete, but we are able to determine a reasonable estimate, we must record a provisional estimate in our consolidated financial statements. If we cannot determine a provisional estimate to be included in our consolidated financial statements, we should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The amounts of the tax effects related to the Tax Act described in the paragraphs above represent our reasonable estimates and are provisional amounts within the meaning of SAB 118. Also, it is expected that the U.S. Treasury will issue regulations and other guidance on the application of certain provisions of the 2017 Tax Act. In subsequent periods, but within the measurement period, we will analyze that guidance and other necessary information to refine our estimates and complete our accounting for the tax effects of the 2017 Tax Act as necessary.

Due to the timing of the enactment and the complexity involved in applying the provisions of the 2017 Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in its financial statements for the year ended December 31, 2017. As the Company collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Department of the Treasury or other standard-setting bodies, the Company may make adjustments to the provisional amounts.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

Stock-based Compensation

The Company measures its stock-based awards made to employees based on the estimated fair values of the awards as of the grant date. The fair value of stock options is determined using the Black-Scholes option pricing model. Stock-based compensation expense is recognized over the requisite service period using the straight-line method and is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As such, the Company’s stock-based compensation is reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For restricted stock, the compensation cost for these awards is based on the closing price of the Company’s common stock on the date of grant, and recognized as compensation expense on a straight-line basis over the requisite service period.

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

The Company adopted this standard on January 1, 2018 and used the modified retrospective approach. Upon adoption, the Company recognized the cumulative effect of adopting the new revenue standard as an adjustment to the opening balance of the Company’s accumulated deficit. This adjustment did not have a material impact on the Company’s consolidated financial statements. Prior periods will not be retrospectively adjusted. The adoption results in a change to net revenue primarily due to the change in classification of bad debt expense related to the patient responsibility of both contracted and non-contracted claims as a reduction of gross revenue rather than as a component of selling, general and administrative expenses. As a result, starting on January 1, 2018, the Company will be presenting revenue net of this bad debt expense. To a lesser extent, revenue will be impacted due to timing differences in its recognition of revenue related to non-contracted third-party payor claims as a result of changing from recognition based on the earlier of notification of the payor benefits allowed or when payment is received to the accrual basis based on historical experience.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This ASU was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. This standard covers accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. As a result of adopting ASU No. 2016‑09 on January 1, 2017, the Company has made an accounting policy election to continue to estimate forfeitures. The adoption of ASU No. 2016‑09 also requires excess tax benefits and tax deficiencies be recorded in the income statement as opposed to additional paid‑in capital when the awards vest or are settled, and has been applied on a prospective basis with no impact on the consolidated financial statements as of and for the year ended December 31, 2017. As a result of the adoption, the Company increased its total NOLs by $0.1 million on January 1, 2017 related to deferred tax assets that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting purposes. This amount is fully offset by the valuation allowance.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. Currently, the new guidance must be adopted using the modified retrospective approach, including a number of optional practical expedients that entities may elect to apply, with the cumulative effect of applying the new guidance recognized as an adjustment to the opening retained earnings balance in the earliest period presented. In January 2018, the FASB issued an exposure draft that, if adopted, would allow for recognition of the cumulative effect of applying the new guidance as an adjustment to the opening retained earnings balance in the year of adoption, among other changes. The Company will adopt the new guidance in the first quarter of fiscal 2019 and is in the process of determining the effects the adoption will have on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flow: Restricted Cash (Topic 230), which provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. The amendments of this ASU are effective for interim and annual periods beginning after December 15, 2017. The standard must be applied retrospectively to all periods presented. The adoption of this standard will not have a material impact on the cash flow activity presented on the Company's Consolidated Statements of Cash Flows.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. This ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. The Company is currently evaluating the impact of adoption of this standard.

3. Cash Equivalents and Investments

The fair value of securities, not including cash at December 31, 2017 and 2016 were as follows (in thousands):

	December 31, 2017
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$5,574	$—	$—	$5,574
U.S. government securities	24,969	—	(29)	24,940
Corporate notes	24,539	—	(36)	24,503
Commercial paper	47,243	—	—	47,243
Total available-for-sale securities	$102,325	$—	$(65)	$102,260
Classified as:
Cash equivalents				$5,574
Short-term investments				93,692
Long-term investments				2,994
Total				$102,260

	December 31, 2016
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$45,937	$—	$—	$45,937
U.S. government securities	16,479	11	—	16,490
Corporate notes	23,947	—	(20)	23,927
Commercial paper	24,971	—	—	24,971
Total available-for-sale securities	$111,334	$11	$(20)	$111,325
Classified as:
Cash equivalents				$45,937
Short-term investments				54,407
Long-term investments				10,981
Total				$111,325

Available-for-sale securities held as of December 31, 2017 had a weighted average days to maturity of 143 days. As of December 31, 2017, the Company had 17 investments in an unrealized loss position. There have been no material realized gains or realized losses on available-for-sale securities for the periods presented.

As the carrying value approximates the fair value for the Company’s cash equivalents, short-term and long-term marketable securities shown in the tables above, the following table summarizes the fair value of the Company’s cash equivalents, short-term and long-term marketable securities classified by maturity as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Due within one year	$99,266	$100,344
Due after one year through three years	2,994	10,981
Total available-for-sale marketable debt securities	$102,260	$111,325

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

The fair value of the Company’s outstanding interest-bearing obligations is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at December 31, 2017 are $34.0 million and $38.6 million, respectively. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at December 31, 2016 were $32.2 million and $32.2 million, respectively.

The following table presents the fair value of the Company’s financial assets and liabilities determined using the inputs defined above (in thousands).

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$5,574	$—	$—	$5,574
U.S. government securities	—	24,940	—	24,940
Corporate notes	—	24,503	—	24,503
Commercial paper	—	47,243	—	47,243
Total	$5,574	$96,686	$—	$102,260

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$45,937	$—	$—	$45,937
U.S. government securities	—	16,490	—	16,490
Corporate notes	—	23,927	—	23,927
Commercial paper	—	24,971	—	24,971
Total	$45,937	$65,388	$—	$111,325

The following table sets forth a summary of the changes in the fair value of the preferred stock warrants which are classified as Level 3 in the fair value hierarchy. All preferred stock warrants were converted in 2016, and no additional charges were recorded in 2017. There were no transfers into or out of Level 3 during the periods (in thousands):

Year Ended December 31,
2016
Beginning balance	$2,949
Exercise of preferred stock warrants	(251)
Total change in fair value recorded as other expense, net	2,123
Reclassification of warrant liability to additional paid-in capital	(4,821)
Ending balance	$—

The valuation of the preferred stock warrant liabilities is discussed in Note 10.

5. Balance Sheet Components

Inventory and PCBAs

Inventory and PCBAs consisted of the following (in thousands):

	December 31,
	2017	2016
Raw materials	$1,103	$839
Finished goods	3,830	3,324
Total	$4,933	$4,163

	December 31,
	2017	2016
Reported on the consolidated balance sheet as:
Inventory	$1,683	$1,390
Other assets	3,250	2,773
Total	$4,933	$4,163

Amounts reported as other assets are comprised of the PCBA costs that are included in both raw materials and finished goods totals above.

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2017	2016
Laboratory and manufacturing equipment	$1,994	$1,509
Computer equipment and software	1,015	736
Furniture and fixtures	953	657
Leasehold improvements	726	502
Internal-use software	4,598	2,900
Total property and equipment, gross	9,286	6,304
Less: accumulated depreciation and amortization	(3,065)	(1,651)
Total property and equipment, net	$6,221	$4,653

Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 was $1.6 million, $0.6, million and $0.5 million respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued vacation	$2,081	$1,642
Accrued payroll and related expenses	9,361	6,179
Accrued professional services fees	1,041	636
Claims payable	1,375	257
Other	1,786	1,451
Total accrued liabilities	$15,644	$10,165

6. Commitments and Contingencies

Lease Arrangements

The Company leases office and manufacturing space under non-cancelable operating leases which expire on various dates through 2027. These leases generally contain scheduled rent increases or escalation clauses and renewal options. The Company recognizes rent expense on a straight-line basis over the lease period.

The following table summarizes the Company’s future minimum lease payments as of December 31, 2017 (in thousands):

Period Ending December 31:
2018	$5,260
2019	5,294
2020	1,194
2021	406
2022	417
Thereafter	2,125
Total	$14,696

The Company’s rent expense was $5.1 million, $3.1 million and $1.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

During the first full eight quarters, payments are interest only and for the first two years 50% of the interest will be “paid-in-kind.” The Company is subject to a financial covenant related to minimum trailing revenue targets that begins in June 2017, and is tested on a semi-annual basis. The minimum net revenue covenant ranges from $44.7 million for the period ended June 30, 2017 to $102.6 million for the period ended December 31, 2021. To date all minimum revenue targets have been achieved. The minimum net revenues financial covenant has a 45-day equity cure period following required delivery date of the financial statements. Pursuant to this equity cure provision, the Company may cure a revenue covenant default by raising additional funds from the sale of equity. The Company was in compliance with loan covenants as of December 31, 2017. The loan matures December 2021.

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

In December 2015, the Company used the proceeds from the Pharmakon Loan Agreement to repay $4.9 million of bank debt to SVB. The issuance costs and debt discount have been netted against the borrowed funds on the balance sheet. The debt balance as of December 31, 2017 and 2016, was $32.5 million and $30.8 million, respectively.

Bank Debt

In December 2015, the Company entered into a Second Amended and Restated Loan and Security Agreement with SVB, (the “SVB Loan Agreement”). Under the SVB Loan Agreement the Company may borrow, repay and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $15.0 million, until December 4, 2018, when all outstanding principal and accrued interest becomes due and payable. Any principal amount outstanding under the SVB revolving credit line shall bear interest at a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” plus 0.25%. The Company may borrow up to 80% of its eligible accounts receivable, up to the maximum of $15.0 million.

In August 2016, the Company obtained a $3.1 million standby letter of credit pursuant to the SVB Loan Agreement in connection with a lease for its San Francisco office. As of December 31, 2017 and 2016, the Company was eligible to borrow up to $3.3 million and $2.5 million, respectively, under the SVB revolving credit line.

The SVB Loan Agreement requires the Company to maintain a minimum consolidated liquidity and minimum net sales during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. The Company was in compliance with loan covenants as of December 31, 2017. The obligations under the SVB Loan Agreement are collaterialized by substantially all assets of the Company and this security interest is governed by an intercreditor agreement between Pharmakon and SVB.

California HealthCare Foundation Note

In November 2012, the Company entered into a Note Purchase Agreement and Promissory Note with the California HealthCare Foundation (the “CHCF Note”), through which the Company borrowed $1.5 million. The CHCF Note accrues simple interest of 2.0%. The accrued interest and the principal was to mature in November 2016. In partial consideration for the issuance of the CHCF Note, the Company issued warrants to purchase 22,807 shares of the Company’s Series D convertible preferred stock.

In June 2015, the Company amended the CHCF Note to extend the maturity date to May 2018. In partial consideration for the amendment, the Company issued 8,552 warrants at $6.58 exercise price per share for shares of the Company’s Series D convertible preferred stock.

The CHCF note is subordinate to other debt. The debt balance, net of debt discount, as of December 31, 2017 and 2016 was $1.5 million and $1.5 million, respectively.

Future minimum payments

Future minimum payments under the CHCF Note and Pharmakon Loan at December 31, 2017 are as follows (in thousands):

2017
Year Ending December 31:
2018	$4,858
2019	3,192
2020	19,169
2021	17,564
Total	44,783
Less: Amount representing interest	(10,143)
Less: Amount representing debt discount and issuance costs	(662)
Present value of minimum payments	$33,978

Reported as:
Short-term debt	$1,487
Long-term debt	32,491
Total	$33,978

8. Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The 2017 Tax Act also provides for a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the tax effect of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act’s enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). In accordance with SAB 118, the Company must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that our accounting for certain income tax effects of the Tax Act is incomplete, but we are able to determine a reasonable estimate, we must record a provisional estimate in our consolidated financial statements. If we cannot determine a provisional estimate to be included in our consolidated financial statements, we should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The amounts of the tax effects related to the Tax Act described in the paragraphs above represent our reasonable estimates and are provisional amounts within the meaning of SAB 118. Also, it is expected that the U.S. Treasury will issue regulations and other guidance on the application of certain provisions of the 2017 Tax Act. In subsequent periods, but within the measurement period, we will analyze that guidance and other necessary information to refine our estimates and complete our accounting for the tax effects of the 2017 Tax Act as necessary.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has made reasonable estimates of the effects and recorded provisional amounts in the consolidated financial statements as of December 31, 2017. As the Company collects and prepares necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Department of Treasury and other standard-setting bodies, the Company may make adjustments to the provisional amounts.

Provisional amounts for the following income tax effects of the Tax Act have been recorded as of December 31, 2017 and are subject to change during 2018.

One-time transition tax

The Tax Act requires the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings.  The Company recorded a provisional immaterial amount for a one-time transitional tax liability which was fully offset by utilization of its net operating loss.

Deferred tax effects

The Tax Act reduces the U.S. statutory tax rate from 35% to 21% for years after 2017. Accordingly, the Company remeasured its deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. The Company recognized the remeasurement of deferred taxes with an offset to the valuation allowance of $20.7 million. Although the tax rate reduction is known, the analysis of the effect of the Tax Act on the underlying deferred taxes are considered to be provisional.

The Company operates in the United States for tax reporting purposes. The Company did not record a provision or benefit for income taxes during the years ended December 31, 2017, 2016 and 2015, as it reported losses in each period which are not more likely than not to be realized. Due to the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.

The following table presents a reconciliation of the tax expense computed at the statutory federal rate and the Company’s tax expense for the period presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Tax at statutory federal rate	(10,034)	$(7,107)	$(7,752)
Stock-based compensation	(7,634)	255	251
Other	53	916	(128)
Tax credits	(644)	(139)	(178)
2017 Tax Act	21,928	—	—
Change in valuation allowance	(3,669)	6,075	7,807
Provision for income taxes	$—	$—	$—

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a provisional adjustment to the U.S. deferred income taxes as of December 31, 2017 to reflect the reduction in the U.S. corporate income tax rate from 35% to 21% resulting from the 2017 Tax Act. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$35,338	$38,694
Tax credit carryforwards	2,642	1,587
Allowances and other	6,682	4,787
Depreciation and amortization	(414)	(207)
Total deferred tax assets	44,248	44,861
Valuation allowance	(44,248)	(44,861)
Net deferred tax assets	$—	$—

Due to the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets. The valuation allowance decreased by $0.6 million and increased by $6.3 million for the years ended December 31, 2017 and December 31, 2016, respectively. The current year change in the valuation allowance is primarily related to the increase in net operating loss carryforwards generated during the year and offset by a decrease in the deferred taxes assets related to the reduction of the U.S. corporate income tax rate from the 2017 Tax Act.

As of December 31, 2017, the Company had approximately $143.1 million of federal and $82.4 million of state net operating loss carryforwards available to offset future taxable income which expires in varying amounts beginning in 2027 and 2018, respectively.

As of December 31, 2017, the Company had tax credit carryforwards of approximately $2.1 million, and $1.8 million available to reduce future taxable income, if any, for both federal and state purposes, respectively. The federal tax credit carryforwards expire beginning in 2028 and the state tax credits can be carried forward indefinitely.

Section 382 of the Internal Revenue Code, and similar state provisions, limits the use of net operating loss and tax credit carryforwards in certain situations where equity transactions result in a change of ownership as defined by Internal Revenue Code Section 382.  In the event the Company should experience an ownership change, as defined, utilization of its net operating loss carryforwards and tax credits could be limited.

A reconciliation of the Company’s unrecognized tax benefit amount is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$616	$570	$460
Additions for tax positions taken in current year	328	75	110
Decreases in balances related to prior year tax position	(1)	(29)	—
Balance at end of year	$943	$616	$570

The total amount of gross unrecognized tax benefits was $0.9 million, $0.6 million, and $0.6 million as of December 31, 2017, 2016, and 2015 respectively, all of which , if recognized, would affect the effective tax rate. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes. Management determined that no accrual for interest or penalties was required as of December 31, 2017 and 2016.

The Company files income tax returns in the U.S. and UK jurisdictions. All of the Company's tax years are open to examination by the US federal, state and foreign tax authorities.

9. Stockholders’ Equity

Common stock

The Company’s amended and restated certificate of incorporation dated October 25, 2016, authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends were declared through December 31, 2017.

The Company had reserved shares of common stock for issuance as follows:

	December 31,
	2017	2016
Options issued and outstanding	2,601,181	2,977,218
Unvested restricted stock units	468,426	105,529
Common stock warrants issued and outstanding	4,857	217,245
Shares available for grant under future stock plans	4,650,669	4,226,068
	7,725,133	7,526,060

10. Common Stock Warrant Liabilities

In November 2012, in connection with borrowings under a convertible note, the Company issued warrants to purchase shares of Series C or New Preferred. The warrants were only exercisable if the Convertible Notes were converted into Series C or New Preferred. The warrants’ exercise price is $0.001 per share and they have a seven year term. On March 27, 2013 the Company closed the Series D financing. The warrants were converted into warrants to purchase 207,177 shares of Series D convertible preferred stock. The Company recognized a charge of $1,199,000, and income of $42,000 related to the change in the fair value of the warrants for the years ended December 31, 2016 and 2015, respectively. Upon the IPO, the Series D preferred stock warrants converted into common stock warrants and were reclassified to additional paid-in-capital in the Company's balance sheet. As a result, the warrants are no longer subject to fair value remeasurement. As of December 31, 2017 and December 31, 2016, warrants outstanding were 4,857, and 217,245, respectively.

In June 2014, in connection with borrowings under the Second Amendment (See Note 7), the Company issued warrants to purchase 20,136 shares of Series D Preferred Stock at $7.31 per share that expire June 2024. The fair value of the warrants was determined by using an option pricing model prepared by a third-party based on an allocation of the Company’s aggregate value to the outstanding equity instruments, applying a 30% discount to the warrant value for lack of marketability. The fair value of the warrants, $0.1 million, was recorded as a debt discount and is being amortized over the loan repayment period to interest expense. The Company recognized a charge of $237,000, and a charge of $14,000 related to change in the fair value of the warrants for the years ended December 31, 2016 and 2015, respectively. The warrants were converted into warrants to purchase common stock upon the completion of the IPO in 2016, and were reclassified to additional paid-in-capital in the Company's balance sheet. One of the warrants for 10,068 shares was exercised through a cashless exercise on October 26, 2016 resulting in the issuance of a net 7,310 shares of the Company's common stock, and the other warrant for 10,068 was exercised through a cashless exercise on May 2, 2017 resulting in the issuance of a net 8,077 shares of the Company’s common stock.

11. Stock Incentive Plans

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

2016 Plan

In October 2016, the Company adopted the 2016 Equity Incentive Plan, (the “2016 Plan”). The 2016 Plan was subsequently approved by the Company’s stockholders and became effective on October 19, 2016, immediately before the effective date of the IPO. Following the effectiveness of the 2016 Plan, no additional options will be granted under the 2006 Plan. In addition, to the extent that any awards outstanding or subject to vesting restrictions under the 2006 Plan are subsequently forfeited or terminated for any reason before being exercised or settled, the shares of common stock reserved for issuance pursuant to such awards as of the closing of the IPO will become available for issuance under the 2016 Plan. The remaining shares available for grant under the 2006 Plan became available for issuance under the 2016 Plan upon the closing of the IPO. On the first day of each year beginning with 2017, the 2016 Plan authorizes an annual increase of the least of 3,865,000 shares, 5% of outstanding shares on the last day of the immediately preceding fiscal year or an amount as determined by the Company's Board of Directors. As of December 31, 2017, the Company has reserved 4,971,966 shares of common stock for issuance under the 2016 Plan.

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

As of December 31, 2017, 198,604 shares of common stock have been issued to employees participating in the ESPP and 616,517 shares were available for issuance under the ESPP.

The Company used the following assumptions to estimate the fair value of the ESPP offered for the year ended December 31, 2017: expected term of 0.5 – 1.12 years, volatility of 42.18% - 57.69%, risk-free interest rate of 0.52% - 1.62% and expected dividend yield of zero.

Equity Incentive Plan Activity

A summary of share-based awards available for grant is as follows:

Shares Available for Grant
Balance at December 31, 2014	347,814
Additional options authorized	781,954
Awards granted	(915,080)
Awards forfeited	117,250
Balance at December 31, 2015	331,938
Additional options authorized	3,865,000
Awards granted	(466,914)
Awards forfeited	13,013
Balance at December 31, 2016	3,743,037
Additional awards authorized	1,106,966
Awards granted	(837,436)
Awards forfeited	21,585
Balance at December 31, 2017	4,034,152

The following table summarizes stock option activity under the 2006 and 2016 Plans, including grants to nonemployees:

		Options Outstanding
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2014	1,972,383	$3.70	7.86	$4,191
Options granted	915,080	$3.98
Options exercised	(84,300)	$3.71
Options forfeited	(117,250)	$3.94
Balance at December 31, 2015	2,685,913	$4.81	7.63	$11,589
Options granted	361,385	$15.65
Options exercised	(57,067)	$2.33
Options forfeited	(13,013)	$6.92
Balances at December 31, 2016	2,977,218	$6.16	6.93	$70,979
Options granted	465,271	$36.76
Options exercised	(827,556)	$4.11
Options forfeited	(13,752)	$14.43
Balance at December 31, 2017	2,601,181	$12.24	7.17	113,958
Options exercisable – December 31, 2017	1,580,121	$5.82	6.29	79,376
Options vested and expected to vest – December 31, 2017	2,544,782	$11.95	7.13	112,225

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock.

During the years ended December 31, 2017, 2016 and 2015, the Company granted options with a weighted-average grant date fair value of $18.69, $8.76 and $4.08 per share, respectively.

The aggregate intrinsic value of options exercised was $32.5 million $0.7 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The total estimated grant date fair value of options vested during the period was $2.4 million, $1.8 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The fair value of nonvested restricted stock units (“RSUs”) is based on our closing stock price on the date of grant.  A summary for the year ended December 31, 2017, is as follows:

	Shares Underlying RSUs	Weighted Average Grant Date Fair Value	Weighted Remaining Vesting Period (in years)	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2016	105,529	$27.39	2.12	$3,166
Granted	372,165	$39.57
Vested and released	(1,435)	$25.82
Forfeited	(7,833)	$34.89
Nonvested as of December 31, 2017	468,426	$36.96	2.54	$26,255

12. Stock-Based Compensation

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

	Year Ended December 31
	2017	2016	2015
Expected term (in years)	6.1	6.1	6.1
Expected volatility	51.9%	60.0%	60.0%
Risk-free interest rate	2.07%	1.42%	1.76%
Dividend yield	0.0%	0.0%	0.0%

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

The following table summarizes the total stock-based compensation expense for options, RSUs and ESPP included in the consolidated statements of operations for all periods presented (in thousands):

	Year Ended December 31
	2017	2016	2015
Cost of revenue	$163	$17	$17
Research and development	1,733	203	165
Selling, general and administrative	8,227	1,651	1,228
Total stock-based compensation expense	$10,123	$1,871	$1,410

As of December 31, 2017, there was total unamortized compensation costs of $9.5 million, net of estimated forfeitures, related to unvested stock options which the Company expects to recognize over a period of approximately 2.4 years, $12.1 million, net of estimated forfeitures, related to unrecognized RSU expense, which the Company expects to recognize over a period of 2.5 years, and $1.3 million unrecognized ESPP expense, which the Company will recognize over 1.0 years.

Non-Employee Stock-Based Compensation

Stock based compensation expense related to stock options granted to nonemployees is recognized as the stock options are earned. The measurement of stock based compensation for non-employees is subject to periodic adjustment as the underlying equity instruments vest, and the related compensation expense is based on the estimated fair value of the equity instruments using the Black Scholes option pricing model. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services received. Such expense was not material for the years ended December 31, 2017, 2016 and 2015.

13. Net Loss Per Common Share

As the Company had net losses for the years ended December 31, 2017, 2016 and 2015, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share during the years ended December 31, 2017, 2016 and 2015 attributable to common stock holders (in thousands, except share and per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss	$(29,420)	$(20,903)	$(22,799)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	22,627,327	5,285,847	1,376,106
Net loss per common share, basic and diluted	$(1.30)	$(3.95)	$(16.57)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the years ended December 31, 2017, 2016, and 2015 because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2017	2016	2015
Convertible preferred stock on an as-if converted basis	—	—	13,343,981
Options to purchase common stock	2,601,181	2,977,218	2,685,913
RSUs issued and unvested	468,426	105,529	—
Warrants to purchase convertible preferred stock on an as-if converted basis	—	—	328,114
Warrants to purchase common stock	4,857	217,245	—
Total	3,074,464	3,299,992	16,358,008

14. Selected Quarterly Financial Data (unaudited)

The following table presents selected unaudited financial data for each of the eight quarters in the two-year period ended December 31, 2017. The Company believes this information reflects all recurring adjustments necessary to fairly state this information when read in conjunction with the Company's financial statements and the related notes. Net loss per common share, basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period (in thousands of dollars, except for share and per share data):

Quarter Ended	March 31	June 30	September 30	December 31
2017:
Total revenues	$21,437	$23,854	$25,035	$28,183
Gross profit	15,100	17,110	18,115	20,476
Net loss	(5,303)	(6,444)	(6,524)	(11,149)
Net loss per common share, basic and diluted	$(0.24)	$(0.29)	$(0.29)	$(0.48)
2016:
Total revenues	$12,854	$15,734	$16,780	$18,704
Gross profit	8,195	10,578	11,498	12,918
Net loss	(6,126)	(4,436)	(4,075)	(6,266)
Net loss per common share, basic and diluted	$(4.34)	$(3.12)	$(2.80)	$(0.37)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) that occurred during our most recently completed fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of this Annual Report on Form 10-K:
(1)	All financial statements;
(2)

Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below. All financial statement schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the consolidated financial statements and notes thereto in Part II, Item 8 above.

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

Exhibit Index

Exhibit		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-37918	3.1	October 26, 2016
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-37918	3.2	October 26, 2016
4.1	Specimen Common Stock Certificate of the Registrant.	S-1	333-213773	4.1	September 23, 2016
4.2	Amended and Restated Investors’ Rights Agreement dated May 16, 2014 by and among the Registrant and certain stockholders.	S-1/A	333-213773	4.2	October 7, 2016
4.8	Warrant to Purchase Stock issued to Life Science Loans, LLC dated as of June 3, 2014.	S-1	333-213773	4.8	September 23, 2016
10.1+	Form of Indemnification Agreement for directors and executive officers.	S-1	333-213773	10.1	September 23, 2016
10.2+	2006 Stock Plan, as amended, and Form of Option Agreement thereunder.	S-1	333-213773	10.2	September 23, 2016
10.3+	2016 Equity Incentive Plan and related form agreements.	S-1/A	333-213773	10.3	October 7, 2016
10.4+	2016 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-213773	10.4	October 7, 2016
10.5+	Executive Incentive Compensation Plan.	S-1/A	333-213773	10.5	October 7, 2016
10.6	Manufacturing Services Agreement dated March 1, 2009 between the Registrant and Jabil Circuit, Inc.	S-1	333-213773	10.6	September 23, 2016
10.7	Memorandum of Understanding dated February 16, 2015 between the Registrant and Jabil Circuit, Inc.	S-1	333-213773	10.7	September 23, 2016
10.8	Warland Business Park Lease dated April 20, 2015 between the Registrant and Warland Investments Company.	S-1	333-213773	10.8	September 23, 2016
10.9	Office Lease dated April 30, 2008 between the Registrant and 650 Townsend Associates, LLC.	S-1/A	333-213773	10.9	October 7, 2016
10.10	First Amendment to Lease dated February 26, 2010 between the Registrant and 650 Townsend Associates, LLC.	S-1	333-213773	10.10	September 23, 2016
10.11	Second Amendment to Lease dated December 19, 2011 between the Registrant and 650 Townsend Associates, LLC.	S-1	333-213773	10.11	September 23, 2016
10.12	Third Amendment to Lease dated January 8, 2014 between the Registrant and Big Dog Holdings, LLC, as successor in interest to 650 Townsend Associates LLC.	S-1	333-213773	10.12	September 23, 2016
10.13	Fourth Amendment to Lease dated April 22, 2015 between the Registrant and Big Dog Holdings, LLC, as successor in interest to 650 Townsend Associates LLC.	S-1	333-213773	10.13	September 23, 2016
10.14	Fifth Amendment to Lease dated November 20, 2015 between the Registrant and Big Dog Holdings, LLC, as successor in interest to 650 Townsend Associates LLC.	S-1	333-213773	10.14	September 23, 2016
10.15	Sixth Amendment to Lease dated August 10, 2016 between the Registrant and Big Dog Holdings, LLC, as successor in interest to 650 Townsend Associates LLC.	S-1	333-213773	10.15	September 23, 2016
10.16	Sublease dated October 29, 2009 between the Registrant and Freedomroads, LLC.	S-1/A	333-213773	10.16	October 7, 2016
10.17	First Amendment to Sublease dated June 1, 2010 between the Registrant and Freedomroads, LLC.	S-1/A	333-213773	10.17	October 7, 2016

Exhibit		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.18	Second Amendment to Sublease dated September 24, 2013 between the Registrant, Freedomroads, LLC and FRHP Lincolnshire, LLC.	S-1	333-213773	10.18	September 23, 2016
10.19	Sublease dated April 15, 2014 between the Registrant and Lone Star R.S. Platou, Inc.	S-1	333-213773	10.19	September 23, 2016
10.20±	Services Agreement dated December 24, 2013 between the Registrant and XIFIN, Inc.	S-1	333-213773	10.20	September 23, 2016
10.21	Second Amended and Restated Loan and Security Agreement dated December 4, 2015 between the Registrant and Silicon Valley Bank.	S-1/A	333-213773	10.21	October 7, 2016
10.22	Loan Agreement dated December 4, 2015 between the Registrant and Biopharma Secured Investments III Holdings Cayman LP.	S-1	333-213773	10.22	September 23, 2016
10.23	Guaranty and Security Agreement dated December 4, 2015 by the Registrant and each other grantor from time to time party thereto in favor of Biopharma Secured Investments III Holdings Cayman LP.	S-1	333-213773	10.23	September 23, 2016
10.24	Note Purchase Agreement dated November 16, 2012, as amended, by and between the Registrant and California HealthCare Foundation, exhibits related thereto and related Promissory Note.	S-1/A	333-213773	10.24	October 7, 2016
10.25+	Employment Letter to Kevin M. King dated July 23, 2012 between the Registrant and Kevin M. King.	S-1	333-213773	10.25	September 23, 2016
10.26+	Employment Letter to David A. Vort dated November 22, 2013 between the Registrant and David A. Vort.	S-1	333-213773	10.26	September 23, 2016
10.27+	Employment Letter to Derrick Sung dated March 24, 2015 between the Registrant and Derrick Sung.	S-1	333-213773	10.27	September 23, 2016
10.28+	Employment Letter to Matthew C. Garrett dated December 2, 2012 between the Registrant and Matthew C. Garrett.	S-1	333-213773	10.28	September 23, 2016
10.29	Form of Change of Control and Severance Agreement to be effective upon the closing of the offering.	10-Q	333-213773	10.29	November 14, 2017
10.30	Office Lease (Suite 500) dated August 9, 2016 between the Registrant and Big Dog Holdings, LLC.	S-1	333-213773	10.30	September 23, 2016
10.31	Note and Warrant Purchase Agreement dated November 1, 2012, by and among the Registrant and the persons and entities listed on the Schedule of Investors attached thereto as Exhibit A and exhibits related thereto.	S-1/A	333-213773	10.31	October 7, 2016
10.32	Office Lease dated May 1, 2017 between the Registrant and Radler Limited Partnership	10-Q	333-213773	10.32	August 7, 2017
21.1	List of Subsidiaries of Registrant.	S-1	333-213773	21.1	September 23, 2016
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Company Name

Date: March 1, 2018	By:	/s/ Kevin M. King
Kevin M. King
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin M. King	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2018
Kevin M. King

/s/ Matthew C. Garrett	Chief Financial Officer (Principal Financial Officer)	March 1, 2018
Matthew C. Garrett

/s/ Bruce G. Bodaken	Director	March 1, 2018
Bruce G. Bodaken

/s/ Ralph Snyderman M.D.	Director	March 1, 2018
Ralph Snyderman M.D.

/s/ Vijay K. Lathi	Director	March 1, 2018
Vijay K. Lathi

/s/ Mark J. Rubash	Director	March 1, 2018
Mark J. Rubash

/s/ Raymond W. Scott	Director	March 1, 2018
Raymond W. Scott

/s/ Abhijit Y. Talwalkar	Director and Chairman of the Board	March 1, 2018
Abhijit Y. Talwalkar