Form 10-Q
period 2018-03-31
iRhythm Technologies, Inc.
filed 2018-05-10
CIK 1388658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 23,600,136.

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

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$16,473	$8,671
Short-term investments	74,270	93,692
Accounts receivable, net	17,165	12,953
Inventory	1,857	1,683
Prepaid expenses and other current assets	1,777	2,582
Total current assets	111,542	119,581
Investments, long-term	—	2,994
Property and equipment, net	6,860	6,221
Goodwill	862	862
Other assets	3,057	3,465
Total assets	$122,321	$133,123
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,525	$2,395
Accrued liabilities	12,658	15,644
Deferred revenue	1,099	1,238
Accrued interest, current portion	161	154
Debt, current portion	1,495	1,487
Total current liabilities	16,938	20,918
Debt	32,533	32,491
Deferred rent, noncurrent portion	227	161
Total liabilities	49,698	53,570
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000,000 authorized at March 31, 2018 and December 31, 2017, respectively; and none issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value – 100,000,000 shares authorized at March 31, 2018 and December 31, 2017, respectively; 23,591,959 and 23,377,315 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	23	23
Additional paid-in capital	239,037	236,184
Accumulated other comprehensive loss	(85)	(65)
Accumulated deficit	(166,352)	(156,589)
Total stockholders’ equity	72,623	79,553
Total liabilities, preferred stock and stockholders’ equity	$122,321	$133,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenue	$30,565	$21,437
Cost of revenue	8,611	6,337
Gross profit	21,954	15,100
Operating expenses:
Research and development	4,019	2,621
Selling, general and administrative	28,577	17,224
Total operating expenses	32,596	19,845
Loss from operations	(10,642)	(4,745)
Interest expense	(858)	(822)
Other income, net	383	264
Net loss	$(11,117)	$(5,303)
Net loss per common share, basic and diluted	$(0.47)	$(0.24)
Weighted-average shares, basic and diluted	23,479,955	22,151,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(11,117)	$(5,303)
Other comprehensive loss:
Net change in unrealized losses on available-for-sale securities	(20)	(19)
Comprehensive loss	$(11,137)	$(5,322)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(11,117)	$(5,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	548	298
Stock-based compensation	3,247	2,028
Amortization of debt discount and issuance costs	64	64
Amortization of premiums (accretion of discounts) on investments, net	(171)	(46)
Non-cash interest expense	—	375
Provision for doubtful accounts and contractual allowances	2,680	1,772
Changes in operating assets and liabilities:
Accounts receivable	(5,536)	(3,348)
Inventory	(174)	234
Prepaid expenses and other current assets	790	403
Other assets	409	(346)
Accounts payable	(950)	(690)
Accrued liabilities	(2,977)	(1,873)
Deferred rent	66	—
Deferred revenue	(139)	33
Net cash used in operating activities	(13,260)	(6,399)
Cash flows from investing activities
Purchases of property and equipment	(1,108)	(1,174)
Purchases of available-for-sale investments	(5,437)	(31,822)
Maturities of available-for-sale investments	28,004	3,300
Net cash provided by (used in) investing activities	21,459	(29,696)
Cash flows from financing activities
Proceeds from issuance of common stock, net	877	35
Tax withholding upon vesting of restricted stock awards	(1,274)	—
Net cash provided by (used in) financing activities	(397)	35
Net increase (decrease) in cash and cash equivalents	7,802	(36,060)
Cash, cash equivalents and restricted cash beginning of period	8,671	51,734
Cash, cash equivalents and restricted cash end of period	$16,473	$15,674
Supplemental disclosures of cash flow information
Interest paid	$787	$375
Non-cash investing and financing activities
Property, plant and equipment costs included in accounts payable	$80	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year.

The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2017 included in the Company’s Form 10-K, filed with the SEC on March 1, 2018.

Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements for the three months ended March 31, 2018 and 2017 are prepared in accordance with U.S. GAAP and include the accounts of iRhythm Technologies, Inc. and its wholly-owned subsidiary, iRhythm Technologies Ltd., established in March 2016. All intercompany accounts and transactions have been eliminated. The financial statements of iRhythm Technologies Ltd. use the U.S. dollar as the functional currency. For all non-functional currency balances, the remeasurement of such balances to functional currency results in a foreign exchange transaction gain or loss, which is recorded in the consolidated statements of operations.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contractual allowances for revenue, allowance for doubtful accounts, the useful lives of property and equipment, the recoverability of long-lived assets including the estimated usage of the printed circuit board assemblies (“PCBAs”), accounting for income taxes, the fair value of the Company’s stock and stock-based compensation. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results may differ from those estimates.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Accounts Receivable, Allowance for Doubtful Accounts and Contractual Allowance

Accounts receivable consists of amounts due to the Company from institutions and third-party government and commercial payors and their related patients, as a result of the Company's normal business activities. Accounts receivable is reported on the condensed consolidated balance sheets net of an estimated allowance for doubtful accounts and contractual allowance.

The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on its historical experience and recognizes the provision as a component of selling, general and administrative expenses. The Company establishes a contractual allowance, which is a reduction in revenue, for estimated uncollectible amounts from contracted third-party commercial payors.

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	March 31,	December 31,
	2018	2017
Balance, beginning of period	$3,568	$1,792
Add: provision for doubtful accounts	1,691	3,640
Less: write-offs, net of recoveries and other adjustments	5	(1,864)
Balance, end of period	$5,264	$3,568

The following table presents the changes in the contractual allowance (in thousands):

	March 31,	December 31,
	2018	2017
Balance, beginning of period	$7,444	$2,340
Add: contractual allowances	989	5,763
Less: write-offs, net of recoveries and other adjustments	18	(659)
Balance, end of period	$8,451	$7,444

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

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. The Company records an allowance for doubtful accounts when it becomes probable that a receivable will not be collected. Federal government agencies, including CMS and the Veterans Administration, accounted for approximately 37% and 37% of the Company’s revenue for the three months ended March 31, 2018 and 2017 respectively. Accounts receivable related to government agencies accounted for 21% and 27% at March 31, 2018 and December 31, 2017, respectively.

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

Other Assets

Included in other assets are printed circuit board assemblies (“PCBAs”) totaling $2.8 million and $3.3 million as of March 31, 2018 and December 31, 2017, respectively. The Company uses a PCBA in each wearable Zio XT monitor which is used numerous times and has a useful life beyond one year. Each time the PCBA is used in a wearable Zio XT monitor, a portion of the cost of the PCBA is recorded as a cost of revenue. The Company has based its estimates of how many times a PCBA can be used on testing in research and development, loss rates, product obsolescence, and the amount of time it takes the device to go through the manufacturing, shipping, customer shelf and patient wear time and upload process. The Company periodically evaluates the use estimate.

Comprehensive Loss

Comprehensive loss represents all changes in stockholders' equity during the period from non-owner sources. The Company’s unrealized gains and losses on available-for-sale securities represent the only component of other comprehensive loss that are excluded from the reported net loss and that are presented in the condensed consolidated statements of comprehensive loss.

Revenue Recognition

The Company adopted Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), on January 1, 2018. The Company recognized revenue in prior years in accordance with Accounting Standard Codification Topic 954-605, Health Care Entities - Revenue Recognition and Accounting Standard Codification Topic 605, Revenue Recognition.

The Company’s revenue is generated primarily from the provision of its cardiac rhythm monitoring service, the Zio XT service. The Zio XT is a cardiac rhythm monitor that has a patient wear period for up to 14 days and is billable when the monitoring reports are posted and made available to the healthcare provider, which is also when the service is complete and the Company recognizes revenue. The time from when the patient has the Zio XT device applied to the time the report is posted is generally less than 30 days.

The Company accounts for contract revenue with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. The Company's revenue is measured based on consideration specified in the contract with each customer. A unique aspect of healthcare is the involvement of multiple parties to the service transaction. In addition to the patient, often a third-party, for example a commercial or governmental payor or healthcare institution, like a hospital or clinic, will pay the Company for some or all of the service on the patient’s behalf.  Separate contractual arrangements exist between the Company and third-party payors that establish amounts the third-party payor will pay on behalf of a patient for covered services rendered and should be considered in determining collectability and the transaction price for services provided to a patient covered by that third-party payor.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company recognizes revenue on an accrual basis based on estimates of the amount that will ultimately be realized, which is the difference between the amount submitted for payment and the amount received. These estimates require significant judgment by management.  In determining the amount to accrue for a delivered report, the Company considers factors such claim payment history from both payors and patient out-of-pocket costs, payor coverage, whether there is a contract between the payor or healthcare institution and the Company, amount paid per the service, and any current developments or changes that could impact reimbursement and healthcare institution payments.

A summary of the payment arrangements with third-party payors and healthcare institutions is as follows:

•

Contracted third-party payors – The Company has contracts with negotiated prices for services provided for patients with commercial healthcare insurance carriers and certain governmental agencies, including the Veteran’s Administration and Department of Defense.

•

Centers for Medicare and Medicaid Services (“CMS”) – The Company has received independent diagnostic testing facility approval from regional Medicare Administrative Contractors and will receive reimbursement per the relevant Current Procedural Terminology (“CPT”) code rate for the services rendered the patient covered by CMS.

•

Non-contracted third-party payors: Non-contracted commercial and government payors often reimburse out of network rates provided for under the relevant CPT codes on a case-by-case basis.  The transaction price is based on an average of the Company’s historical collection experience for our non-contracted services. This rate is reviewed at least quarterly.

•	Healthcare institutions – Healthcare institutions are typically hospitals or physician practices in which the Company has negotiated amounts for its monitoring services.

The Company is utilizing the portfolio approach practical expedient in ASC 606 for our revenue. We account for the contracts within each portfolio as a collective group, rather than individual contracts. Based on our history with these portfolios and the similar nature and characteristics of the patients within each portfolio, we have concluded that the financial statement effects are not materially different than if accounting for revenue on a contract-by-contract basis.

For the healthcare institution and CMS portfolios, we have historical experience of collecting substantially all of the negotiated contractual rates and determined at contract inception that these customers, and or their related third-party payor that pays the Company on their behalf, have the intention and ability to pay the promised consideration. As such, we are not providing an implicit price concession but, rather, have chosen to accept the risk of default, and adjustments to the transaction price are recorded as bad debt expense.

For our contracted portfolios, we are providing an implicit price concession because, while we have a contract with the underlying payor, we expect to accept a lower amount of consideration and our cash collection history does not currently support a conclusion that it is probable that substantially all of the contracted claim amount will be received. Subsequent adjustments to the transaction price are recorded as an adjustment to revenue and not as bad debt expense.

For our non-contracted portfolios, we are providing an implicit price concession because we do not have a contract with the underlying payor, the result of which requires us to estimate our transaction price based on historical cash collections utilizing the expected value method. Subsequent adjustments to the transaction price are recorded as an adjustment to revenue and not as bad debt expense.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of our revenue streams. Disaggregated revenue by payor type and major service line for the three months ended March 31, 2018 was as follows (in thousands):

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

March 31,
2018
Commercial Payors	$13,491
Centers for Medicare & Medicaid	8,432
Healthcare Institutions	8,642
Total	$30,565

Contract Liabilities

ASC 606 requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).

Certain of the Company’s customers pay the Company directly for the Zio XT service upon shipment of devices. Such advance payments are recorded as deferred revenue on the condensed consolidated balance sheets and revenue is recognized when reports are delivered to physicians. These contract liabilities are defined as deferred revenue on the Condensed Consolidated Balance Sheet. Total revenue recognized during the three months ended March 31, 2018 that was included in the contract liability balance at the beginning of the period was $1.2 million.

Contract Costs

Under ASC 340, the incremental costs of obtaining a contract with a customer are recognized as an asset.  Incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained.

The Company’s current commission programs are considered incremental. However, as a practical expedient, ASC 340 permits the Company to immediately expense contract acquisition costs, as the asset that would have resulted from capitalizing these costs will be amortized in one year or less.

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

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

In connection with the 2017 Tax Act, the Company recorded a provisional amount of $20.7 million to recognize the remeasurement of deferred taxes with an offset to the valuation allowance for the year ended December 31, 2017. In accordance with relevant SEC guidance, the effects of the 2017 Tax Act may be adjusted within a one-year measurement period from the enactment date for items that were previously reported as provisional, or where a provisional estimate could not be made. Income tax provision for the three months ended March 31, 2018, did not reflect any adjustment to the previously assessed 2017 Tax Act enactment effect. For the global intangible low-taxed income provisions of the 2017 Tax Act, the Company has not yet elected an accounting policy with respect to either recognize deferred taxes for basis differences expected to reverse as global intangible low-taxed income, or to record such as period costs if and when incurred. The Company will continue to assess forthcoming guidance and accounting interpretations on the effects of the 2017 Tax Act and expects to complete its analysis within the measurement period in accordance with the SEC guidance. As a result of the 2017 Tax Act, the Company can repatriate its cumulative undistributed foreign earnings back to the U.S. when, and if, needed with minimal additional tax consequences.

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

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Recently Adopted Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Areas of revenue recognition affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than were required under previous GAAP. In addition, Topic 606 requires more detailed disclosures to enable users of financial statements to understand the nature, timing and uncertainty of revenue and cash flows arising from a review of historical accounting policies and practices to identify potential differences in applying Topic 606.

The Company adopted this standard on January 1, 2018 and used the modified retrospective approach. Upon adoption, the Company recognized the cumulative effect of $1.4 million as an adjustment to the opening balance of the Company’s accumulated deficit. This adjustment did not have a material impact on the Company’s consolidated financial statements. Prior periods will not be retrospectively adjusted.

The following table presents the impact of adoption of ASU 2014-09 on the Condensed Consolidated Statement of Operations and the Condensed Consolidated Balance Sheets:

	Three months ended March 31, 2018
Condensed Consolidated Statement of Operations Impact:	As Reported	Without the adoption of Topic 606	Impact
Revenue	$30,565	$31,734	$(1,169)
Sales, General & Administrative Expense	$28,577	$30,263	$(1,686)
Net Loss	$(11,117)	$(11,634)	$517

	March 31, 2018
Condensed Consolidated Balance Sheet Impact:	As Reported	Without the adoption of Topic 606	Impact
Accounts Receivable, net	$17,165	$15,294	$1,871
Accumulated Deficit	$(166,352)	$(168,223)	$1,871

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flow: Restricted Cash (Topic 230), which provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. The amendments of this ASU are effective for interim and annual periods beginning after December 15, 2017. The standard must be applied retrospectively to all periods presented. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Statement of Cash Flows.

Recent Accounting Pronouncements Not Yet Adopted

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

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. Cash Equivalents and Investments

The fair value of securities, not including cash at March 31, 2018 and December 31, 2017, were as follows (in thousands):

	March 31, 2018
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$16,036	$—	$—	$16,036
U.S. government securities	16,490	—	(17)	16,473
Corporate notes	18,217	—	(68)	18,149
Commercial paper	39,647	—	—	39,647
Total available-for-sale securities	$90,390	$—	$(85)	$90,305
Classified as:
Cash equivalents				$16,035
Short-term investments				74,270
Total cash equivalents and investments				$90,305

	December 31, 2017
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$5,574	$—	$—	$5,574
U.S. government securities	24,969	—	(29)	24,940
Corporate notes	24,539	—	(36)	24,503
Commercial paper	47,243	—	—	47,243
Total available-for-sale securities	$102,325	$—	$(65)	$102,260
Classified as:
Cash equivalents				$5,574
Short-term investments				93,692
Long-term investments				2,994
Total cash equivalents and investments				$102,260

The following table summarizes the fair value of the Company’s cash equivalents, short-term and long-term marketable securities classified by maturity (in thousands):

	March 31,	December 31,
	2018	2017
Due within one year	$90,305	$99,266
Due after one year through three years	—	2,994
Total available-for-sale marketable debt securities	$90,305	$102,260

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables present the Company's available-for-sale securities that were in an unrealized loss position as of March 31, 2018 and December 31, 2017 (in millions):

	As of March 31, 2018
	Less than 12 months
	Fair Value	Unrealized Loss
Assets
U.S. government securities	$16,473	$(17)
Corporate notes	18,149	(68)
Commercial paper (1)	4,588	—
Total	$39,210	$(85)

	As of December 31, 2017
	Less than 12 months
	Fair Value	Unrealized Loss
Assets
U.S. government securities	$24,940	$(29)
Corporate notes	24,503	(36)
Commercial paper (1)	7,866	—
Total	$57,309	$(65)

________________________________

(1)Balances less than 12 months include investments that were in an immaterial unrealized loss position as of March 31, 2018 and December 31, 2017.

Available-for-sale securities held as of March 31, 2018 had a weighted average days to maturity of 86 days. As of March 31, 2018, the Company had 12 investments in an unrealized loss position, and no investment has been in an unrealized loss position for more than 12 months. There have been no material realized gains or realized losses on available-for-sale securities for the periods presented.

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

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The fair value of the Company’s outstanding interest-bearing obligations is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at March 31, 2018 are $34.0 million and $37.9 million, respectively. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at December 31, 2017 were $34.0 million and $38.6 million, respectively.

The following table presents the fair value of the Company’s financial assets and liabilities determined using the inputs defined above (amounts in thousands).

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$16,036	$—	$—	$16,036
U.S. government securities	—	16,473	—	16,473
Corporate notes	—	18,149	—	18,149
Commercial paper	—	39,647	—	39,647
Total	$16,036	$74,269	$—	$90,305

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$5,574	$—	$—	$5,574
U.S. government securities	—	24,940	—	24,940
Corporate notes	—	24,503	—	24,503
Commercial paper	—	47,243	—	47,243
Total	$5,574	$96,686	$—	$102,260

5. Balance Sheet Components

Inventory

Inventory and PCBAs consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$1,520	$1,103
Finished goods	3,160	3,830
Total	$4,680	$4,933

Classified as:
Inventory	$1,857	$1,683
Other assets	2,823	3,250
Total	$4,680	$4,933

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Amounts reported as other assets are comprised of the PCBA costs that are included in both raw materials and finished goods totals above.

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Laboratory and manufacturing equipment	$2,236	$1,994
Computer equipment and software	1,064	1,015
Furniture and fixtures	953	953
Leasehold improvements	726	726
Internal-use software	5,495	4,598
Total property and equipment, gross	10,474	9,286
Less: accumulated depreciation and amortization	(3,614)	(3,065)
Total property and equipment, net	$6,860	$6,221

Depreciation and amortization expense for the three months ended March 31, 2018 and 2017 was $0.5 million, $0.3 million, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued vacation	$2,417	$2,081
Accrued payroll and related expenses	4,670	9,361
Accrued ESPP contributions	1,190	275
Accrued professional services fees	1,587	1,041
Claims Payable	1,812	1,375
Other	982	1,511
Total accrued liabilities	$12,658	$15,644

6. Commitments and Contingencies

Lease Arrangements

The Company leases office and manufacturing space under non-cancelable operating leases which expire on various dates through 2027. These leases generally contain scheduled rent increases or escalation clauses and renewal options. The Company recognizes rent expense on a straight-line basis over the lease period.

The following table summarizes the Company’s future minimum lease payments as of March 31, 2018 (in thousands):

Period Ending March 31:
2018 (remainder of year)	$3,971
2019	5,301
2020	1,194
2021	406
2022	417
Thereafter	2,125
Total	$13,414

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company’s rent expense was $1.4 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively.

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

The Company is subject to a financial covenant related to minimum trailing revenue targets that began in June 2017, and is tested on a semi-annual basis. The minimum net revenue covenant ranges from $44.7 million for the period ended June 30, 2017 to $102.6 million for the period ending December 31, 2021. To date all minimum revenue targets have been achieved. The minimum net revenues financial covenant has a 45-day equity cure period following required delivery date of the financial statements. Pursuant to this equity cure provision, the Company may cure a revenue covenant default by raising additional funds from the sale of equity. The Company was in compliance with loan covenants as of March 31, 2018. The loan matures in December 2021.

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

The debt balance as of March 31, 2018 and December 31, 2017 was $32.5 million and $32.5 million, respectively.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Bank Debt

In December 2015, the Company entered into a Second Amended and Restated Loan and Security Agreement with SVB, (the “SVB Loan Agreement”). Under the SVB Loan Agreement the Company may borrow, repay and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $15.0 million, until December 4, 2018, when all outstanding principal and accrued interest becomes due and payable. Any principal amount outstanding under the SVB Loan Agreement shall bear interest at a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” plus 0.25. The Company may borrow up to 80% of its eligible accounts receivable, up to the maximum of $15.0 million.

In August 2016, the Company obtained a $3.1 million standby letter of credit pursuant to the SVB Loan Agreement in connection with a lease for its San Francisco office. As of March 31, 2018 and December 31, 2017, the Company was eligible to borrow up to $6.4 million and $3.3 million, respectively, under the SVB Loan Agreement.

The SVB Loan Agreement requires the Company to maintain a minimum consolidated liquidity and minimum net sales during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. The Company was in compliance with loan covenants as of March 31, 2018. The obligations under the SVB Loan Agreement are collaterialized by substantially all assets of the Company and this security interest is governed by an intercreditor agreement between Pharmakon and SVB.

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

In June 2015, the Company amended the CHCF Note to extend the maturity date to May 2018. In partial consideration for the amendment, the Company issued 8,552 warrants at an exercise price per share of $6.58 for the Company’s Series D convertible preferred stock, which was converted into common stock warrants in connection with the Company’s initial public offering. The CHCF note is subordinate to other debt. The debt balance, net of debt discount, as of March 31, 2018 and December 31, 2017 was $1.5 million and $1.5 million, respectively.

8. Income Taxes

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2018 and 2017, respectively, as it reported losses in each period which are not more likely than not to be realized. Due to the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.

At December 31, 2017, the Company had $0.9 million of unrecognized tax benefit, none of which, if recognized, would affect the effective tax rate as most of the unrecognized tax benefit is deferred tax assets currently offset by a valuation allowance.

A number of years may elapse before an uncertain tax position is audited and finally resolved.  While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome.  The Company adjusts these reserves in light of changing facts and circumstances.  Settlement of any particular position could require the use of cash.  As of March 31, 2018, changes to the Company’s uncertain tax positions in the next twelve months that are reasonably probable are not expected to have a material impact on the Company’s financial position or results of operations.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. Stockholders’ Equity

Common stock

The Company’s amended and restated certificate of incorporation dated October 25, 2016, authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends were declared through March 31, 2018.

The Company had reserved shares of common stock for issuance as follows:

	March 31,	December 31,
	2018	2017
Options issued and outstanding	2,695,913	2,601,181
Unvested restricted stock units	581,127	468,426
Common stock warrants issued and outstanding	4,857	4,857
Shares available for grant under future stock plans	5,748,116	4,650,669
	9,030,013	7,725,133

10. Stock Incentive Plans

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

2016 Plan

In October 2016, the Company adopted the 2016 Equity Incentive Plan, (the “2016 Plan”). The 2016 Plan was subsequently approved by the Company’s stockholders and became effective on October 19, 2016, immediately before the effective date of the Company’s initial public offering, or IPO. Following the effectiveness of the 2016 Plan, no additional options will be granted under the 2006 Plan. In addition, to the extent that any awards outstanding or subject to vesting restrictions under the 2006 Plan are subsequently forfeited or terminated for any reason before being exercised or settled, the shares of common stock reserved for issuance pursuant to such awards as of the closing of the IPO will become available for issuance under the 2016 Plan. The remaining shares available for grant under the 2006 Plan became available for issuance under the 2016 Plan upon the closing of the IPO. On the first day of each year beginning with 2017, the 2016 Plan authorizes an annual increase of the least of 3,865,000 shares, 5% of outstanding shares on the last day of the immediately preceding fiscal year or an amount as determined by the Company's Board of Directors. As of March 31, 2018, the Company has reserved 6,140,831 shares of common stock for issuance under the 2016 Stock Incentive Plan.

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

As of March 31, 2018, 198,604 shares of common stock have been issued to employees participating in the ESPP and 967,176 shares were available for issuance under the ESPP.

Equity Incentive Plan Activity

A summary of share-based awards available for grant under the 2016 Plan is as follows:

Awards Available for Grant
Balance at December 31, 2016	3,743,037
Additional options authorized	1,106,966
Awards granted	(837,436)
Awards forfeited	21,585
Balance at December 31, 2017	4,034,152
Additional options authorized	1,168,865
Awards granted	(470,407)
Awards forfeited	27,886
Awards withheld for tax purposes	20,444
Balance at March 31, 2018	4,780,940

The following table summarizes stock option activity under the 2006 and 2016 Plans, including grants to non-employees:

		Options Outstanding
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2016	2,977,218	$6.16	6.93	$70,979
Options granted	465,271	$36.76
Options exercised	(827,556)	$4.11
Options forfeited	(13,752)	$14.43
Balances at December 31, 2017	2,601,181	$12.24	7.17	$113,958
Options granted	292,688	$64.59
Options exercised	(179,411)	$4.89
Options forfeited	(18,545)	$27.22
Balances at March 31, 2018	2,695,913	$18.31	7.28	$115,936
Options exercisable – March 31, 2018	1,579,689	$7.80	6.29	$83,901
Options vested and expected to vest – March 31, 2018	2,622,447	$17.67	7.23	$114,380

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock.

During the three months ended March 31, 2018 and 2017, the Company granted options with a weighted-average grant date fair value of $30.70 and $18.61 per share, respectively.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Stock-Based Compensation

Employee Stock Options Valuation

The fair value of employee and director stock options was estimated at the date of grant using a Black-Scholes option valuation model with the weighted average assumptions below.

	Three Months Ended March 31,
	2018	2017
Expected term (in years)	6.1	6.1
Expected volatility	45.9%	53.2%
Risk-free interest rate	2.72%	2.09%
Dividend yield	0.0%	0.0%

Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the statements of operations and comprehensive loss for all periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$117	$38
Research and development	576	369
Selling, general and administrative	2,554	1,621
Total stock-based compensation expense	$3,247	$2,028

As March 31, 2018, there was total unamortized compensation costs of $16.0 million, net of estimated forfeitures, related to unvested stock options which the Company expects to recognize over a period of approximately 2.6 years, $20.4 million, net of estimated forfeitures, related to unrecognized restricted stock unit (“RSU”) expense, which the Company expects to recognize over a period of 2.7 years, and $0.8 million unrecognized ESPP expense, which the Company will recognize over 0.8 years.

Non-Employee Stock-Based Compensation

Stock-based compensation expense related to stock options granted to nonemployees is recognized as the stock options are earned. The measurement of stock-based compensation for non-employees is subject to periodic adjustment as the underlying equity instruments vest, and the related compensation expense is based on the estimated fair value of the equity instruments using the Black-Scholes option pricing model. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services received. Such expense was not material for the three months ended March 31, 2018 and 2017.

12. Net Loss Per Common Share

As the Company had net losses for the three months ended March 31, 2018 and 2017, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share attributable to holders of common stock (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(11,117)	$(5,303)
Denominator:
Weighted-average shares, basic and diluted	23,479,955	22,151,926
Net loss per common share, basic and diluted	$(0.47)	$(0.24)

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the three months ended March 31, 2018 and 2017, because their inclusion would be anti-dilutive:

	As of March 31,
	2018	2017
Options to purchase common stock	2,695,913	3,315,677
RSUs issued and unvested	581,127	332,592
Warrants to purchase common stock	4,857	217,051
Total	3,281,897	3,865,320

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a digital healthcare company redefining the way cardiac arrhythmias are clinically diagnosed by combining our wearable biosensing technology with cloud-based data analytics and machine-learning capabilities. Our goal is to be the leading provider of first-line ambulatory electrocardiogram, or ECG, monitoring for patients at risk for arrhythmias. We have created a unique platform, called the Zio service, which combines an easy-to-wear and unobtrusive biosensor that can be worn for up to 14 days, with powerful proprietary algorithms that distill data from millions of heartbeats into clinically actionable information. We recently received FDA clearance for our Zio AT ECG Monitoring System, which is designed to provide timely transmission of data during the wear period. We refer to both the Zio AT ECG Monitoring System, or the Zio AT monitor, and the Zio XT monitor herein as our Zio monitors, unless otherwise specified. The Zio service consists of:

•	a wearable Zio monitor, which continuously records and stores ECG data from every patient heartbeat for up to 14 days
•	a cloud-based analysis of the recorded cardiac rhythms using our proprietary machine-learned algorithms
•	a final quality assessment review of the data by our certified cardiographic technicians
•

the easy-to-read Zio report, a curated summary of findings that includes high quality and clinically-actionable information, which is sent directly to a patient’s physician and can be integrated into a patient’s electronic health record

We receive revenue for the Zio service primarily from two sources: third-party payors and institutions. Third-party payors, which accounted for approximately 85% and 79% of our revenue for the three months ended March 31, 2018 and 2017, respectively, consist of commercial payors and government agencies, such as the Centers for Medicare & Medicaid Services, or CMS, and the Veterans Administration, or the VA. A significant portion of our revenue in the third-party commercial payor category is contracted, which means we have entered into pricing contracts with these payors. Approximately 37% and 37% of our total revenue for the three months ended March 31, 2018 and 2017, respectively, is received from federal government agencies under established reimbursement codes. A small portion of this revenue is received from patients in accordance with their insurance co-payments and deductibles. Institutions, which are typically hospitals, clinics, or private physician practices, accounted for approximately 15% and 21% of our revenue for the three months ended March 31, 2018 and 2017, respectively. We bill these organizations directly for our services and they are responsible for paying those invoices and seeking reimbursement from third-party payors where applicable. In addition, a small percentage of patients whose physicians prescribe the Zio service pay us directly. Typically, we bill institutional customers and rely on a third-party billing partner, XIFIN, Inc., to submit patient claims and collect from commercial and certain government agencies.

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

We recognize revenue on an accrual basis based on estimates of the amount that will ultimately be realized, which is the difference between the amount submitted for payment and the amount received. These estimates require significant judgment by management.  In determining the amount to accrue for a delivered report, the Company considers factors such claim payment history from both payors and patient out-of-pocket costs, payor coverage, whether there is a contract between the payor or healthcare institution and the Company, amount paid per the service, and any current developments or changes that could impact reimbursement and healthcare institution payments.

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

Cost of Revenue and Gross Margin

Cost of revenue is expensed as incurred and includes direct labor, material costs, equipment and infrastructure expenses, amortization of internal-use software, allocated overhead, and shipping and handling. Direct labor includes personnel involved in manufacturing and data analysis. Material costs include both the disposable materials costs of the Zio monitors and amortization of the re-usable printed circuit board assemblies, or PCBAs. Each Zio monitor includes a PCBA, the cost of which is amortized over the anticipated number of uses of the board. We expect cost of revenue to increase in absolute dollars to the extent our revenue grows.

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

Interest Expense

Interest expense consists of cash and non-cash components. The cash component of interest expense is attributable to borrowings under our loan agreements and amounts owed under the promissory note issued to California HealthCare Foundation. The non-cash component consists of interest expense recognized from the amortization of debt discounts derived from the issuance of warrants and debt issuance costs capitalized on our balance sheets and, for 2017, “paid-in-kind” interest when debt payments are interest only and are added back to the debt balance.

Other Income, Net

Other Income, net consists primarily of interest income which consists of interest received on our cash, cash equivalents and investments balances.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Revenue	$30,565	$21,437	$9,128	43%
Cost of revenue	8,611	6,337	2,274	36%
Gross profit	21,954	15,100	6,854	45%
Gross margin	72%	70%
Operating expenses:
Research and development	4,019	2,621	1,398	53%
Selling, general and administrative	28,577	17,224	11,353	66%
Total operating expenses	32,596	19,845	12,751	64%
Loss from operations	(10,642)	(4,745)	(5,897)	124%
Interest expense	(858)	(822)	(36)	4%
Other income, net	383	264	119	45%
Net loss and comprehensive loss	$(11,117)	$(5,303)	$(5,814)	110%

Revenue

Revenue increased $9.1 million, or 43%, to $30.6 million during the three months ended March 31, 2018 from $21.4 million during the three months ended March 31, 2017. The increase in revenue was attributable to the increase in volume of the Zio service performed as a result of the expansion of coverage and the increase in the number of payors under contract, increasing physician acceptance and expansion of our sales force as we continue to gain market acceptance for our Zio service.

Cost of Revenue and Gross Margin

Cost of revenue increased $2.3 million, or 36%, to $8.6 million during the three months ended March 31, 2018 from $6.3 million during the three months ended March 31, 2017. The increase in cost of revenue was primarily due to increased Zio service volume in 2018. This increase was partially offset by the reduction in costs to provide the Zio service, which was achieved through manufacturing efficiencies in the production of our device and reductions in cardiac technician labor costs through algorithm improvements and software driven workflow enhancements.

Gross margin for the three months ended March 31, 2018 increased to 72%, compared to 70% for the three months ended March 31, 2017. The increase was driven primarily by the reduction in the cost of the Zio service due to our continued efforts to lower manufacturing costs, fixed costs absorption and reduced labor costs per device through our algorithm improvements and software-driven workflow enhancements.

Research and Development Expenses

Research and development expenses increased $1.4 million, or 53%, to $4.0 million during the three months ended March 31, 2018 from $2.6 million during the three months ended March 31, 2017. The increase was primarily attributable to a $0.8 million increase in payroll and personnel-related expenses as a result of increased headcount, $0.3 million increase in allocated facility-related expenses, and $0.2 million for professional services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $11.4 million, or 66%, to $28.6 million during the three months ended March 31, 2018 from $17.2 million during the three months ended March 31, 2017. The increase was primarily attributable to a $7.1 million increase in payroll and personnel-related expenses, including an increase of $1.4 million in commissions, and $0.9 million for stock-based compensation, as a result of increased headcount to support the growth in our operations, as well as a $2.3 million increase in professional services expenses, primarily as a result of an increase in accounting and auditing costs.

Interest Expense

Interest expense was relatively flat for the three months ended March 31, 2018 compared with the three months ended March 31, 2017. There were no significant changes in our financing operations in 2018.

Other Income, Net

Other income, net increased $0.1 million, or 45%, to $0.4 million during the three months ended March 31, 2018 from income of $0.3 million during the three months ended March 31, 2017. The increase was primarily related to $0.1 million of interest income related to our investment portfolio.

Liquidity and Capital Expenditures

Overview

As of March 31, 2018, we had cash and cash equivalents of $16.5 million and short-term investments of $74.3 million and an accumulated deficit of $166.4 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(13,260)	$(6,399)
Investing activities	21,459	(29,696)
Financing activities	(397)	35
Net increase (decrease) in cash and cash equivalents	$7,802	$(36,060)

Cash Used in Operating Activities

During the three months ended March 31, 2018, cash used in operating activities was $13.3 million, which consisted of a net loss of $11.1 million, adjusted by non-cash charges of $6.4 million and a net change of $8.5 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of a change in stock based-based compensation of $3.2 million, in allowance for doubtful accounts and contractual allowance of $2.7 million. The change in our net operating assets and liabilities was primarily due to an increase of $5.5 million in accounts receivable and a decrease of $3.0 million of accrued payroll related expenses.

During the three months ended March 31, 2017, cash used in operating activities was $6.4 million, which consisted of a net loss of $5.3 million, adjusted by non-cash charges of $4.5 million and a net change of $5.6 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of a change in stock based-based compensation of $2.0 million, and in allowance for doubtful accounts and contractual allowance of $1.8 million. The change in our net operating assets and liabilities was primarily due to a decrease of $1.9 million in accrued liabilities, primarily related to payments made on accrued payroll and related compensation accruals, an increase of $3.3 million in accounts receivable as a result of increased revenues, and a decrease of $0.7 million in accounts payable due to timing of vendor payments.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities during the three months ended March 31, 2018 was $21.5 million, which consisted primarily of $28.0 million in cash received from the maturities of available for sale investments, partially offset by purchases of available for sale investments of $5.4 million, and $1.1 million of capital expenditures to purchase property and equipment.

Cash used in investing activities during the three months ended March 31, 2017 was $29.7 million, which consisted of $31.8 million in purchases of investments, $1.2 million of capital expenditures to purchase property and equipment, which were partially offset by $3.3 million of maturities of investments.

Cash Used in (Provided by) Financing Activities

During the three months ended March 31, 2018, cash used in financing activities was $0.4 million, primarily due $1.3 million tax withholding upon the vesting of Restricted Stock Units, partially offset by $0.9 million in proceeds from the issuance of common stock.

During the three months ended March 31, 2017, cash provided by financing activities was $35,000 from the exercise of stock options.

Indebtedness

Pharmakon Loan Agreement

In December 2015, we entered into a Loan Agreement with Biopharma Secured Investments III Holdings Cayman LP, or Pharmakon (the “Pharmakon Loan Agreement”). The Pharmakon Loan Agreement provides for up to $55.0 million in term loans split into two tranches as follows: (i) the Tranche A Loans are $30.0 million in term loans, and (ii) the Tranche B Loans are up to $25.0 million in term loans. The Tranche A Loans were drawn on December 4, 2015. The Tranche B Loans were available to be drawn prior to December 4, 2016. No additional draw was taken.

We are subject to a financial covenant related to minimum trailing revenue targets that began in June 2017, and is tested on a semi-annual basis. The minimum net revenue covenant ranges from $44.7 million for the period ended June 30, 2017 to $102.6 million for the period ending December 31, 2021. To date all minimum revenue targets have been achieved. The minimum net revenues financial covenant has a 45-day equity cure period following required delivery date of the financial statements. Pursuant to this equity cure provision, we may cure a revenue covenant default by raising additional funds from the sale of equity. The Company was in compliance with loan covenants as of March 31, 2018. The loan matures in December 2021.

The Tranche A Loans bear interest at a fixed rate equal to 9.50% per annum, that is due and payable quarterly in arrears. During the first eight calendar quarters, 50% of the interest due and payable shall be added to the then-outstanding principal.

The Pharmakon Loan Agreement requires us to maintain a minimum consolidated liquidity and minimum net revenue during the term of the loan facility and contains customary affirmative and negative covenants and event of default provisions that could result in the acceleration of the repayment obligations under the loan facility. Upon a change in control of our company, Pharmakon has the option to demand payment in full of the outstanding loans together with any prepayment premium. The obligations under the Pharmakon Loan Agreement are secured by a security interest in substantially all of our assets pursuant to the Pharmakon Guaranty and Security Agreement, and this security interest is governed by an intercreditor agreement between Pharmakon and Silicon Valley Bank, (“SVB”).

The debt balance as of March 31, 2018 and December 31, 2017 was $32.5 million and $32.5 million, respectively

Bank Debt

In December 2015, we entered into a Second Amended and Restated Loan and Security Agreement with SVB, (the “SVB Loan Agreement”). Under the SVB Loan Agreement we may borrow, repay and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $15.0 million, until December 4, 2018, when all outstanding principal and accrued interest becomes due and payable. Any principal amount outstanding under the SVB Loan Agreement line shall bear interest at a floating rate per annum equal to the rate published by The Wall Street Journal  as the “Prime Rate” plus 0.25%. We may borrow up to 80% of our eligible accounts receivable, up to the maximum of $15.0 million. In August 2016, we obtained a $3.1 million standby letter of credit pursuant to the SVB Loan Agreement in connection with a lease for our San Francisco office. As of March 31, 2018 and December 31, 2017, we were eligible to borrow up to $6.4 million and $3.3 million, respectively, under the SVB Loan Agreement.

The SVB Loan Agreement requires us to maintain a minimum consolidated liquidity and minimum net sales during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. The Company was in compliance with loan covenants as of March 31, 2018. The obligations under the SVB Loan Agreement are collateralized by substantially all of our assets, and this security interest is governed by an intercreditor agreement between Pharmakon and SVB.

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

In June 2015, the Company amended the CHCF Note to extend the maturity date to May 2018. In partial consideration for the amendment, the Company issued 8,552 warrants at an exercise price per share of $6.58 for the Company’s Series D convertible preferred stock, which was converted into common stock warrants in connection with the Company’s initial public offering. The CHCF note is subordinate to other debt. The debt balance, net of debt discount, as of March 31, 2018 and December 31, 2017 was $1.5 million and $1.5 million, respectively.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

Our contractual obligations as of December 31, 2017 are presented in our 10-K filed with the SEC on March 1, 2018. There have been no material changes.

Critical Accounting Policies and Estimates

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2017. Refer to Note 2. Summary of Significant Accounting Policies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for all significant accounting policies as well as the revenue recognition accounting policy updated upon the adoption of ASC 606 as of January 1, 2018.

Recent Accounting Pronouncements Not Yet Adopted

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

Interest Rate Sensitivity

We had cash, cash equivalents and investments of $90.7 million as of March 31, 2018, which consisted of bank deposits, money market funds, U.S. government securities, corporate notes, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

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

We had total outstanding debt of $34.0 million, which is net of debt discount and debt issuance costs, as of March 31, 2018. The interest rates on our bank debt and CHCF Note carry fixed interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

Foreign Currency Exchange Rate Sensitivity

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in British Pound Sterling. As of March 31, 2018, we do not consider this risk to be material. We do not utilize any forward foreign exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made.

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

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers. As a result, we implemented changes to processes related to revenue recognition, and the control activities within them. There were no other changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time we may be involved in legal proceedings or investigations by governmental agencies. For example, we could become involved in litigation related to product liability, unfair competition or intellectual property litigation with our competitors. The defense of these and other matters can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses or make substantial payments to satisfy judgments or settle claims, all of which could have an adverse impact on our results of operations, financial position or cash flows.

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

We have incurred net losses since our inception in September 2006. For the three months ended March 31, 2018 and 2017 we had a net loss of $11.1 million and $5.3 million, respectively, and we expect to continue to incur additional losses. As of March 31, 2018, we had an accumulated deficit of $166.4 million. The losses and accumulated deficit were primarily due to the substantial investments we made to develop and improve our technology and products and improve our business and the Zio service through research and development efforts and infrastructure improvements. Over the next several years, we expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our Zio service and to develop additional arrhythmic detection and management products and services. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses or at all. In addition, as a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

Our business is dependent upon physicians adopting our Zio service and if we fail to obtain broad adoption, our business would be adversely affected.

Our success will depend on our ability to educate physicians regarding the benefits of our Zio service over existing products and services, such as Holter monitors and event monitors, and to persuade them to prescribe the Zio service as a first-line diagnostic product for their patients. We do not know if the Zio service will be successful over the long term and market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy of our service compared to alternative technologies. Any studies we, or third parties which we sponsor, may conduct comparing our Zio service with alternative technologies will be expensive, time consuming and may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to obtain sufficient reimbursement from third-party commercial payors, and the Centers for Medicare & Medicaid Services, or CMS, for the professional services they provide in applying the Zio monitor and analyzing the Zio report. The efficacy, safety, performance and cost-effectiveness of our Zio service, on a stand-alone basis and relative to competing services, will determine the availability and level of reimbursement received by us and providers. Some payors do not have pricing contracts with us setting forth the Zio service reimbursement rates for us and providers. Physicians may be reluctant to prescribe the Zio service to patients covered by such non-contracted insurance policies because of the uncertainty surrounding reimbursement rates and the administrative burden of interfacing with patients to answer their questions and support their efforts to obtain adequate reimbursement for the Zio service. If physicians do not adopt and prescribe our Zio service, our revenue will not increase and our financial condition will suffer as a result.

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

For the three months ended March 31, 2018, we received approximately 28% of our revenue from reimbursement for our Zio service by CMS. CMS imposes extensive and detailed requirements on manufacturers of medical devices and providers of medical services, including but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities and how and where we provide our monitoring solutions. Our failure to comply with applicable CMS rules could result in a discontinuation of our reimbursement under the CMS payment programs, our being required to return funds already paid to us, civil monetary penalties, criminal penalties and/or exclusion from the CMS programs. In addition, regional Medicare Administrative Contractors, or MACs, change from time to time, which may result in changes to our reimbursement rates, increased administrative burden and reimbursement delay.

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

Controls imposed by CMS and commercial third-party payors designed to reduce costs, commonly referred to as “utilization review”, may affect our operations. Federal law contains numerous provisions designed to ensure that services rendered to CMS patients meet professionally recognized standards and are medically necessary, appropriate for the specific patient and cost-effective. These provisions include a requirement that a sampling of CMS patients must be reviewed by quality improvement organizations, which review the appropriateness of product prescriptions, the quality of care provided, and the appropriateness of reimbursement costs. Quality improvement organizations may deny payment for services or assess fines and also have the authority to recommend to the U.S. Department of Health and Human Services, that a provider which is in substantial noncompliance with the standards of the quality improvement organization be excluded from participation in the Medicare program. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or Affordable Care Act, potentially expands the use of prepayment review by Medicare contractors by eliminating statutory restrictions on their use, and, as a result, efforts to impose more stringent cost controls are expected to continue. Utilization review is also a requirement of most non-governmental managed care organizations and other third-party payors. To date these controls have not had a significant effect on our operations, but significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material, adverse effect on our business, financial position and results of operations in the future.

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

The current presidential administration and Congress may attempt to make sweeping changes to the current health care laws and their implementing regulations.  It is uncertain how modification or repeal of any of the provisions of the Affordable Care Act or its implementing regulations, including as a result of current and future executive orders and legislative actions, will impact us and the medical device industry as a whole.  Any changes to, or repeal of, the Affordable Care Act or its implementing regulations may have a material adverse effect on our results of operations. We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

If third-party commercial payors do not provide any or adequate reimbursement, rescind or modify their reimbursement policies or delay payments for our products, including the Zio service, or if we are unable to successfully negotiate reimbursement contracts, our commercial success could be compromised.

We receive a substantial portion of our revenue from third-party private commercial payors, such as medical insurance companies. These commercial payors may reimburse our products, including the Zio service, at inadequate rates, suspend or discontinue reimbursement at any time or require or increase co-payments from patients. Any such actions could have a negative effect on our revenue and the revenue of providers prescribing our products. Physicians may not prescribe our products unless payors reimburse a substantial portion of the submitted costs, including the physician’s, hospital’s or clinic’s charges related to the application of certain products, including the Zio monitor and the interpretation of results which may inform a diagnosis. Additionally, certain payors may require that physicians prescribe a Holter monitor as the first-line monitoring option. There is significant uncertainty concerning third-party reimbursement of any new product or service until a contracted rate is established. Reimbursement by a commercial payor may depend on a number of factors, including a payor’s determination that the prescribed service is:

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

We have experienced rapid growth in our headcount and in our operations. Any growth that we experience in the future will provide challenges to our organization, requiring us to expand our sales personnel and manufacturing operations and general and administrative infrastructure. In addition to the need to scale our clinical operations capacity, future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. Rapid expansion in personnel could mean that less experienced people manufacture our Zio monitors, market and sell our Zio service and analyze the data to produce Zio reports, which could result in inefficiencies and unanticipated costs, reduced quality in our Zio reports and disruptions to our operations. As we seek to gain greater efficiency, we may expand the automated portion of our Zio service and require productivity improvements from our certified cardiographic technicians. Such improvements could compromise the quality of our Zio reports. In addition, rapid and significant growth may strain our administrative and operational infrastructure. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

If we are unable to support demand for the Zio service or any of our future products or services, our business could suffer.

As demand for the Zio service or any of our future products or services increases, we will need to continue to scale our manufacturing capacity and algorithm processing technology, expand customer service, billing and systems processes and enhance our internal quality assurance program. We will also need additional certified cardiographic technicians and other personnel to process higher volumes of data. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available to facilitate growth of our business. Failure to implement necessary procedures, transition to new processes or hire the necessary personnel could result in higher costs of processing data or inability to meet increased demand. There can be no assurance that we will be able to perform our data analysis on a timely basis at a level consistent with demand, quality standards and physician expectations. If we encounter difficulty meeting market demand, quality standards or physician expectations, our reputation could be harmed and our future prospects and business could suffer.

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

As demand for the Zio service increases, we may encounter production or service delays or shortfalls. Such production or service delays or shortfalls may be caused by many factors, including the following:

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

In order to get reimbursed by CMS, we must establish an IDTF. IDTFs are defined by CMS as entities independent of a hospital or physician’s office in which diagnostic tests are performed by licensed or certified nonphysician personnel under appropriate physician supervision. Our IDTFs are staffed by certified cardiographic technicians, who are overseen by a medical director who reviews the accuracy of the data we curate and from which we prepare reports. The existence of an IDTF allows us to bill a government payor for the Zio service through one or more MACs, such as Novitas Solutions, Noridian Healthcare Solutions and Palmetto GBA. MACs are companies that operate on behalf of the federal government to process claims for reimbursement and allow us to obtain reimbursement for our Zio service at CMS defined rates. Certification as an IDTF requires that we follow strict regulations governing how the center operates, such as requirements regarding the experience and certifications of the certified cardiographic technicians. In addition, many commercial payors require our IDTFs to maintain accreditation and certification with the Joint Commission of American Hospitals. To do so we must demonstrate a specified quality standard and are subject to routine inspection and audits. These rules and regulations vary from location to location and are subject to change. If they change, we may have to change the operating procedures at our IDTFs, which could increase our costs significantly. If we fail to obtain and maintain IDTF certification, our Zio service may no longer be reimbursed by CMS and some commercial payors, which would have a material adverse impact on our business.

In the first quarter of 2018, we recognized approximately eleven percent of our revenue from non-contracted third-party payors, and as a result, our quarterly operating results are difficult to predict.

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

Large competitors in the ambulatory cardiac market include companies that sell standard Holter monitor equipment such as GE Healthcare, Philips Healthcare, Mortara Instrument, Inc., Spacelabs Healthcare, Inc. and Welch Allyn Holdings, Inc., which was acquired by Hill-Rom Holdings, Inc. Additional competitors who offer Holter and event monitors, and also function as service providers, include BioTelemetry, Inc., and Medtronic plc. These companies have also developed other patch-based mobile cardiac monitors that have recently received FDA and foreign regulatory clearances. For example, LifeWatch AG, which was acquired by BioTelemetry in July 2017, received FDA clearance and CE mark for its mobile cardiac telemetry monitoring patch in January 2016 and December 2015, respectively. In addition, in July 2016, BioTelemetry, Inc. announced FDA clearance for its own patch-based mobile cardiac telemetry monitor and in April 2016 BioTelemetry acquired the ePatch extended cardiac monitor through its acquisition of the ePatch division of DELTA Danish Electronics Light and Acoustics. There are also several small start-up companies trying to compete in the patch-based cardiac monitoring space. We have seen a trend in the market for large medical device companies to acquire, invest in or form alliances with these smaller companies in order to diversify their product offerings and participate in the digital health space. For example, in 2014 Medtronic plc acquired Corventis, Inc. Future competition could come from makers of wearable fitness products or large information technology companies focused on improving healthcare. These competitors and potential competitors may introduce new products that compete with our Zio service. Many of our competitors and potential competitors have significantly greater financial and other resources than we do and have well-established reputations, broader product offerings, and worldwide distribution channels that are significantly larger and more effective than ours. If our competitors and potential competitors are better able to develop new ambulatory cardiac monitoring solutions than us, or develop more effective or less expensive cardiac monitoring solutions, they may render our current Zio service obsolete or non-competitive. Competitors may also be able to deploy larger or more effective sales and marketing resources than we currently have. Competition with these companies could result in price cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

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

As of March 31, 2018, we had $34.0 million outstanding under our credit facilities consisting of our loan agreements with Pharmakon and SVB and a promissory note issued to California HealthCare Foundation. We must make significant annual debt payments under the loan agreements and the promissory note, which will divert resources from other activities. Our debt with Pharmakon and SVB is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The covenants in these loan agreements, the promissory note and the note purchase agreement pursuant to which the promissory note was issued, as well as in any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control and future breaches of any of these covenants could result in a default under the loan agreements, the promissory note and the note purchase agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the loan agreements and the promissory note to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

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

In addition, our research and development programs and clinical operations depend on our ability to attract and retain highly skilled engineers and certified cardiographic technicians. We may not be able to attract or retain qualified engineers and certified cardiographic technicians in the future due to the competition for qualified personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than us. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages. In addition, job candidates and existing employees, particularly in the San Francisco Bay Area, often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may harm our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

We have added three new directors to our board of directors in the past twelve months, which may lead to changes in our operations.

Two new directors were appointed to our board of directors on July 17, 2017 and one new director was appointed on April 9, 2018. One of these directors, Bruce G. Bodaken, served as Chairman and Chief Executive Officer of a payor, one director, Dr. Ralph Snyderman, served as founding Chief Executive Officer and President of a provider and the most recently appointed director, C. Noel Bairey Merz, is the Medical Director of a provider. Because of these recent additions, our board of directors has not worked together as a group for an extended period of time. This change in the composition of our board of directors from directors affiliated with financial investors to directors with industry experience may lead to changes in our operations as these new directors analyze our business and contribute to the formulation of business strategies and objectives. If our board of directors does not align on the business strategies and objectives of our company, our operating results could be adversely affected.

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

The analysis we perform to create the diagnostic report for the Zio service is dependent upon a recording made by each device, which requires the physical return of the Zio monitor to one of our clinical centers. We predominantly rely on the U.S. Postal Service, or USPS, to perform this delivery service. Delivery of the Zio monitor to one of our clinical centers may be subject to disruption by natural disasters such as earthquake or flooding, labor disagreements or errors on behalf of USPS staff, or other disruption to the USPS delivery infrastructure. Further, for the Zio AT monitor, we rely on the provision of cellular communication services for the timely transmission of patient information and reportable events. The reliability of these communication services is also subject to natural disasters, labor disruptions, human error, and infrastructure failure.

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

Any such breach or interruption of our systems, or those of XIFIN or any of our third-party information technology partners, could compromise our networks or data security processes and sensitive information could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of patient information, such as the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the General Data Protection Regulation, and the European Union Data Protection Directive, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform our services, bill payors or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our current and future solutions and engage in other patient and clinician education and outreach efforts. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position.

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

As of March 31, 2018, we had federal and state net operating loss carryforwards, or NOLs, of $143.1 million and $82.4 million, respectively, which if not utilized will begin to expire in 2027 for federal purposes and 2018 for state purposes. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three year period. Similar rules may apply under state tax laws. Future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could cause an “ownership change.” If an “ownership change” has occurred in the past or occurs in the future, Section 382 would impose an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decrease.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal controls over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. Prior to December 31, 2017, we availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. As of December 31, 2017, we ceased to be an “emerging growth company.” We expect that the cost of our compliance with Section 404 will correspondingly increase as a result of our independent registered public accounting firm being required to undertake an assessment of our internal control over financial reporting. Our compliance with applicable provisions of Section 404 have required and will continue to require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Section 404 also requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting along with an auditor attestation. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We have implemented the process and documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion in any given quarterly period.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements with employees and third parties to protect our intellectual property rights. As of March 31, 2018, we owned, or retained exclusive license to, nine issued U.S. patents, the earliest of which will expire in 2028. As of March 31, 2018, we also owned, or retained an exclusive license to, three issued patents from the Japan Patent Office, two issued patents from the patent offices in each of Australia and Canada, and one issued patent from the patent offices in each of the European Union and Korea. The earliest expiration date of these international patents is 2027. As of March 31, 2018, we had twenty pending patent applications globally, including four in the United States, five in the European Union, four in Japan, two in each of Korea and Canada, and one in each of Australia, China and India. Our patents and patent applications include claims covering key aspects of the design, manufacture and use of the Zio monitor and the Zio service.

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

In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patents and applications. Furthermore, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Recent case law has increased uncertainty regarding the availability of patent protection for certain technologies and the costs associated with obtaining patent protection for those technologies. For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In particular, the 2014 decision by the U.S. Supreme Court in  Alice Corp. v. CLS Bank International  has increased the difficulty of obtaining new software patents and enforcing existing software patents.  Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future.

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
•

the federal Physician Payment Sunshine Act, or Open Payments, created under the Affordable Care Act, and its implementing regulations, which requires manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services, information related to payments or other transfers of value made to licensed physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information; HIPAA also created criminal liability for knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services

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

If we fail to obtain and maintain necessary regulatory clearances or approvals for the Zio monitors and Zio service, or if clearances or approvals for future products and indications are delayed or not issued, our commercial operations would be harmed.

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

Before a new medical device or service, or a new intended use for an existing product or service, can be marketed in the United States, a company must first submit and receive either 510(k) clearance or premarketing approval from the FDA, unless an exemption applies. Either process can be expensive, lengthy and unpredictable. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. Although we have obtained 510(k) clearance to market the Zio monitors and the Zio service, our clearance can be revoked if safety or efficacy problems develop.

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

Material modifications to the Zio monitors, labelling of the Zio monitors, or Zio service may require new 510(k) clearances, CE Marks or other premarket approvals or may require us to recall or cease marketing our products and services until clearances are obtained.

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

We are also registered with the EU as a medical device developer, manufacturer and service operator through the National Standard Authority of Ireland, or NSAI, our European Notified Body. Most recently, the NSAI conducted an ISO 13485 recertification audit of our design, manufacturing and service operations in March, April and June 2017 and ISO certification was received.

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

Not applicable.

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

iRhythm Technologies, Inc.

Date: May 9, 2018	By:	/s/ Kevin M. King
Kevin M. King
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2018	By:	/s/ Matthew C. Garrett
Matthew C. Garrett
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)