Form 10-Q
period 2018-06-30
iRhythm Technologies, Inc.
filed 2018-08-03
CIK 1388658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 27, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 23,948,686.

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

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$19,241	$8,671
Short-term investments	66,675	93,692
Accounts receivable, net	19,065	12,953
Inventory	2,168	1,683
Prepaid expenses and other current assets	2,507	2,582
Total current assets	109,656	119,581
Investments, long-term	—	2,994
Property and equipment, net	7,560	6,221
Goodwill	862	862
Other assets	2,840	3,465
Total assets	$120,918	$133,123
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,658	$2,395
Accrued liabilities	16,355	15,644
Deferred revenue	642	1,238
Accrued interest, current portion	—	154
Debt, current portion	—	1,487
Total current liabilities	19,655	20,918
Debt	32,574	32,491
Deferred rent, noncurrent portion	222	161
Total liabilities	52,451	53,570
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000,000 authorized at June 30, 2018 and December 31, 2017, respectively; and none issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value – 100,000,000 shares authorized at June 30, 2018 and December 31, 2017, respectively; 23,925,497 and 23,377,315 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	23	23
Additional paid-in capital	247,039	236,184
Accumulated other comprehensive loss	(38)	(65)
Accumulated deficit	(178,557)	(156,589)
Total stockholders’ equity	68,467	79,553
Total liabilities, preferred stock and stockholders’ equity	$120,918	$133,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$35,469	$23,854	$66,034	$45,291
Cost of revenue	9,490	6,744	18,101	13,081
Gross profit	25,979	17,110	47,933	32,210
Operating expenses:
Research and development	4,564	2,776	8,583	5,397
Selling, general and administrative	33,094	20,255	61,671	37,479
Total operating expenses	37,658	23,031	70,254	42,876
Loss from operations	(11,679)	(5,921)	(22,321)	(10,666)
Interest expense	(861)	(839)	(1,719)	(1,661)
Other income, net	334	316	717	580
Net loss	$(12,206)	$(6,444)	$(23,323)	$(11,747)
Net loss per common share, basic and diluted	$(0.51)	$(0.29)	$(0.99)	$(0.53)
Weighted-average shares, basic and diluted	23,747,131	22,362,608	23,614,281	22,257,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(12,206)	$(6,444)	$(23,323)	$(11,747)
Other comprehensive loss:
Net change in unrealized losses on available-for-sale securities	47	(22)	27	(41)
Comprehensive loss	$(12,159)	$(6,466)	$(23,296)	$(11,788)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(23,323)	$(11,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,105	635
Stock-based compensation	7,323	4,292
Amortization of debt discount and issuance costs	125	128
Amortization of premiums (accretion of discounts) on investments, net	(350)	(116)
Non-cash interest expense	—	759
Provision for doubtful accounts and contractual allowances	6,440	4,216
Changes in operating assets and liabilities:
Accounts receivable	(11,197)	(5,662)
Inventory	(485)	159
Prepaid expenses and other current assets	46	(25)
Other assets	625	(508)
Accounts payable	106	526
Accrued liabilities	497	219
Deferred rent	61	114
Deferred revenue	(596)	(390)
Net cash used in operating activities	(19,623)	(7,400)
Cash flows from investing activities
Purchases of property and equipment	(2,226)	(2,120)
Purchases of available-for-sale investments	(42,616)	(56,034)
Maturities of available-for-sale investments	73,004	27,800
Net cash provided by (used in) investing activities	28,162	(30,354)
Cash flows from financing activities
Repayment of debt	(1,500)	—
Proceeds from issuance of common stock, net	5,069	2,360
Tax withholding upon vesting of restricted stock awards	(1,538)	—
Net cash provided by financing activities	2,031	2,360
Net increase (decrease) in cash and cash equivalents	10,570	(35,394)
Cash, cash equivalents and restricted cash beginning of period	8,671	51,734
Cash, cash equivalents and restricted cash end of period	$19,241	$16,340
Supplemental disclosures of cash flow information
Interest paid	$1,748	$375
Non-cash investing and financing activities
Property, plant and equipment costs included in accounts payable and accrued liabilities	$218	$28

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year.

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

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2018	2017
Balance, beginning of period	$3,568	$1,792
Add: provision for doubtful accounts	3,822	3,640
Less: write-offs, net of recoveries and other adjustments	(2,526)	(1,864)
Balance, end of period	$4,864	$3,568

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table presents the changes in the contractual allowance (in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2018	2017
Balance, beginning of period	$7,444	$2,340
Add: allowance for contractual adjustments	2,618	5,763
Less: contractual adjustments	(3,072)	(659)
Balance, end of period	$6,990	$7,444

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

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. The Company records an allowance for doubtful accounts when it becomes probable that a receivable will not be collected. Federal government agencies, including Centers for Medicare and Medicaid Services (“CMS”) and the Veterans Administration, accounted for approximately 38% and 38% of the Company’s revenue for the three and six months ended June 30, 2018, respectively and 38%, and 37% of the Company’s revenue for the three and six months ended June 30, 2017, respectively. Accounts receivable related to government agencies accounted for 25% and 27% at June 30, 2018 and December 31, 2017, respectively.

Revenue Recognition

The Company adopted Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), on January 1, 2018. The Company recognized revenue in prior years in accordance with Accounting Standard Codification Topic 954-605, Health Care Entities - Revenue Recognition and Accounting Standard Codification Topic 605, Revenue Recognition.

The Company’s revenue is generated primarily from the provision of its cardiac rhythm monitoring service, the Zio XT service. The Zio XT is a cardiac rhythm monitor that has a patient wear period for up to 14 days and is billable when the monitoring reports are posted and made available to the healthcare provider, which is also when the service is complete and the Company recognizes revenue. The time from when the patient has the Zio XT device applied to the time the report is posted is generally around 20 days.

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

The Company recognizes revenue on an accrual basis based on estimates of the amount that will ultimately be realized, which is the difference between the amount submitted for payment and the amount received. These estimates require significant judgment by management.  In determining the amount to accrue for a delivered report, the Company considers factors such as claim payment

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

history from both payors and patient out-of-pocket costs, payor coverage, whether there is a contract between the payor or healthcare institution and the Company, amount paid per the service, and any current developments or changes that could impact reimbursement and healthcare institution payments.

A summary of the payment arrangements with third-party payors and healthcare institutions is as follows:

•

Contracted third-party payors – The Company has contracts with negotiated prices for services provided for patients with commercial healthcare insurance carriers and certain governmental agencies, including the Veteran’s Administration and Department of Defense.

•

Centers for Medicare and Medicaid Services (“CMS”) – The Company has received independent diagnostic testing facility approval from regional Medicare Administrative Contractors and will receive reimbursement per the relevant Current Procedural Terminology (“CPT”) code rate for the services rendered to the patient covered by CMS.

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

The Company is utilizing the portfolio approach practical expedient under ASC 606 for revenue recognition. The Company accounts for the contracts within each portfolio as a collective group, rather than individual contracts. Based on history with these portfolios and the similar nature and characteristics of the patients within each portfolio, the Company has concluded that the financial statement effects are not materially different than if accounting for revenue on a contract-by-contract basis.

For the healthcare institution and CMS portfolios, the Company has historical experience of collecting substantially all of the negotiated contractual rates and determined at contract inception that these customers, and or their related third-party payor that pays the Company on their behalf, have the intention and ability to pay the promised consideration. As such, the Company is not providing an implicit price concession but, rather, have chosen to accept the risk of default, and adjustments to the transaction price are recorded as bad debt expense.

For contracted portfolios, the Company is providing an implicit price concession because, while the Company has a contract with the underlying payor, the Company expects to accept a lower amount of consideration when claims are adjudicated and allowable claims are determined by the commercial payor. The implicit price concession is recorded as variable consideration to the transaction price and recorded as an adjustment to revenue as a contractual allowance. Historical cash collection indicates that it is probable that substantially all of the contracted claim amount will be received. Subsequent adjustments to the transaction price less variable consideration are subject to impairment assessment where customer credit risk is recorded as bad debt expense.

For non-contracted portfolios, the Company is providing an implicit price concession because the Company does not have a contract with the underlying payor, the result of which requires us to estimate transaction price based on historical cash collections utilizing the expected value method. Subsequent adjustments to the transaction price are recorded as an adjustment to revenue and not as bad debt expense.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of our revenue streams. Disaggregated revenue by payor type and major service line for the three and six months ended June 30, 2018 was as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Commercial Payors	$15,897	$29,388
Centers for Medicare & Medicaid	10,104	18,536
Healthcare Institutions	9,468	18,110
Total	$35,469	$66,034

Contract Liabilities

ASC 606 requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).

Certain of the Company’s customers pay the Company directly for the Zio XT service upon shipment of devices. Such advance payments, or contract liabilities are recorded as deferred revenue on the Condensed Consolidated Balance Sheets and revenue is recognized when reports are delivered to physicians. These contract liabilities are defined as deferred revenue on the Condensed Consolidated Balance Sheet. Total revenue recognized during the three and six months ended June 30, 2018 that was included in the contract liability balance at the beginning of 2018 was less than $0.1 million, and $1.2 million, respectively.

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

Income Taxes

The Tax Cuts and Jobs Act (“2017 Tax Act”) was enacted on December 22, 2017, and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21%, among other significant changes.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the tax effect of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act’s enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). In accordance with SAB 118, the Company must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that our accounting for certain income tax effects of the 2017 Tax Act is incomplete, but we are able to determine a reasonable estimate, we must record a provisional estimate in our consolidated financial statements. If we cannot determine a provisional estimate to be included in our consolidated financial statements, we should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act. Also, it is expected that the U.S. Department of the Treasury will issue regulations and other guidance on the application of certain provisions of the 2017 Tax Act. In subsequent periods, but within the measurement period, we will analyze that guidance and other necessary information to refine our estimates and complete our accounting for the tax effects of the 2017 Tax Act as necessary.

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

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In connection with the 2017 Tax Act, the Company recorded a provisional amount of $20.7 million to recognize the remeasurement of deferred taxes with an offset to the valuation allowance for the year ended December 31, 2017. In accordance with relevant SEC guidance, the effects of the 2017 Tax Act may be adjusted within a one-year measurement period from the enactment date for items that were previously reported as provisional, or where a provisional estimate could not be made. Income tax provision for the six months ended June 30, 2018, did not reflect any adjustment to the previously assessed 2017 Tax Act enactment effect. For the global intangible low-taxed income provisions of the 2017 Tax Act, the Company has not yet elected an accounting policy with respect to either recognize deferred taxes for basis differences expected to reverse as global intangible low-taxed income, or to record such as period costs if and when incurred. The Company will continue to assess forthcoming guidance and accounting interpretations on the effects of the 2017 Tax Act and expects to complete its analysis within the measurement period in accordance with the SEC guidance. As a result of the 2017 Tax Act, the Company can repatriate its cumulative undistributed foreign earnings back to the United States when, and if, needed with minimal additional tax consequences.

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

The following table presents the impact of adoption of ASU 2014-09 on the Condensed Consolidated Statement of Operations and the Condensed Consolidated Balance Sheets:

	Three months ended June 30, 2018			Six months ended June 30, 2018
Condensed Consolidated Statement of Operations Impact:	As Reported	Without the adoption of Topic 606	Impact	As Reported	Without the adoption of Topic 606	Impact
Revenue	$35,469	$35,284	$185	$66,034	$67,018	$(984)
Sales, General & Administrative Expense	$33,094	$34,109	$(1,015)	$61,671	$64,371	$(2,700)
Net Loss	$(12,206)	$(13,406)	$1,200	$(23,323)	$(25,039)	$1,716

	June 30, 2018
Condensed Consolidated Balance Sheet Impact:	As Reported	Without the adoption of Topic 606	Impact
Accounts Receivable, net	$19,065	$15,994	$3,071
Accumulated Deficit	$(178,557)	$(181,628)	$3,071

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flow: Restricted Cash (Topic 230), which provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. The amendments of this ASU are effective for interim and

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

3. Cash Equivalents and Investments

The fair value of securities, not including cash at June 30, 2018 and December 31, 2017, were as follows (in thousands):

	June 30, 2018
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$13,042	$—	$—	$13,042
U.S. government securities	4,472	—	—	4,472
Corporate notes	21,893	—	(38)	21,855
Commercial paper	44,842	—	—	44,842
Total available-for-sale marketable debt securities	$84,249	$—	$(38)	$84,211
Classified as:
Cash equivalents				$17,536
Short-term investments				66,675
Total cash equivalents and investments				$84,211

	December 31, 2017
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$5,574	$—	$—	$5,574
U.S. government securities	24,969	—	(29)	24,940
Corporate notes	24,539	—	(36)	24,503
Commercial paper	47,243	—	—	47,243
Total available-for-sale marketable debt securities	$102,325	$—	$(65)	$102,260
Classified as:
Cash equivalents				$5,574
Short-term investments				93,692
Long-term investments				2,994
Total cash equivalents and investments				$102,260

The following table summarizes the fair value of the Company’s cash equivalents, short-term and long-term marketable securities classified by maturity (in thousands):

	June 30,	December 31,
	2018	2017
Due within one year	$84,211	$99,266
Due after one year through three years	—	2,994
Total available-for-sale marketable debt securities	$84,211	$102,260

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables present the Company's available-for-sale securities that were in an unrealized loss position as of June 30, 2018 and December 31, 2017 (in millions):

	As of June 30, 2018
	Less than 12 months
	Fair Value	Unrealized Loss
Assets
Corporate notes	$21,855	$(38)
Total	$21,855	$(38)

	As of December 31, 2017
	Less than 12 months
	Fair Value	Unrealized Loss
Assets
U.S. government securities	$24,940	$(29)
Corporate notes	24,503	(36)
Commercial paper (1)	7,866	—
Total	$57,309	$(65)

________________________________

(1)Balance includes investments that were in an immaterial unrealized loss position as of December 31, 2017.

Available-for-sale securities held as of June 30, 2018 had a weighted average days to maturity of 88 days. As of June 30, 2018, the Company had 10 investments in an unrealized loss position, and no investment has been in an unrealized loss position for more than 12 months. There have been no material realized gains or realized losses on available-for-sale securities for the periods presented.

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

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The fair value of the Company’s outstanding interest-bearing obligations is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at June 30, 2018 are $32.6 million and $36.9 million, respectively. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at December 31, 2017 were $34.0 million and $38.6 million, respectively.

The following table presents the fair value of the Company’s financial assets and liabilities determined using the inputs defined above (amounts in thousands).

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$13,042	$—	$—	$13,042
U.S. government securities	—	4,472	—	4,472
Corporate notes	—	21,855	—	21,855
Commercial paper	—	44,842	—	44,842
Total	$13,042	$71,169	$—	$84,211

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$5,574	$—	$—	$5,574
U.S. government securities	—	24,940	—	24,940
Corporate notes	—	24,503	—	24,503
Commercial paper	—	47,243	—	47,243
Total	$5,574	$96,686	$—	$102,260

5. Balance Sheet Components

Inventory

Inventory and PCBAs consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$1,143	$1,103
Finished goods	3,645	3,830
Total	$4,788	$4,933

Classified as:
Inventory	$2,168	$1,683
Other assets	2,620	3,250
Total	$4,788	$4,933

Amounts reported as other assets are comprised of the PCBA costs that are included in both raw materials and finished goods totals above.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Laboratory and manufacturing equipment	$2,343	$1,994
Computer equipment and software	1,047	1,015
Furniture and fixtures	953	953
Leasehold improvements	726	726
Internal-use software	6,660	4,598
Total property and equipment, gross	$11,729	9,286
Less: accumulated depreciation and amortization	(4,169)	(3,065)
Total property and equipment, net	$7,560	$6,221

Depreciation and amortization expense was $0.6 million and $1.1 million for the three and six months ended June 30 2018, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2017, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued vacation	$2,565	$2,081
Accrued payroll and related expenses	8,686	9,361
Accrued professional services fees	883	1,041
Claims payable	2,123	1,375
Other	2,098	1,786
Total accrued liabilities	$16,355	$15,644

6. Commitments and Contingencies

Lease Arrangements

The Company leases office and manufacturing space under non-cancelable operating leases which expire on various dates through 2027. These leases generally contain scheduled rent increases or escalation clauses and renewal options. The Company recognizes rent expense on a straight-line basis over the lease period.

The following table summarizes the Company’s future minimum lease payments as of June 30, 2018 (in thousands):

Period Ending December 31:
2018 (remainder of year)	$2,689
2019	5,350
2020	1,239
2021	406
2022	417
Thereafter	2,125
Total	$12,226

The Company’s rent expense was $1.4 million and $2.8 million for the three and six months ended June 30, 2018, respectively, and $1.4 million and $2.5 million for the three and six months ended June 30, 2017, respectively.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The Company is subject to a financial covenant related to minimum trailing revenue targets that began in June 2017, and is tested on a semi-annual basis. The minimum net revenue covenant ranges from $44.7 million for the period ended June 30, 2017 to $102.6 million for the period ending December 31, 2021. To date all minimum revenue targets have been achieved. The minimum net revenues financial covenant has a 45-day equity cure period following required delivery date of the financial statements. Pursuant to this equity cure provision, the Company may cure a revenue covenant default by raising additional funds from the sale of equity. The Company was in compliance with loan covenants as of June 30, 2018. The loan matures in December 2021.

The Tranche A Loans bear interest at a fixed rate equal to 9.50% per annum that is due and payable quarterly in arrears. During the first eight calendar quarters, 50% of the interest due and payable was added to the then outstanding principal.

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

The debt balance as of June 30, 2018 and December 31, 2017 was $32.6 million and $32.5 million, respectively.

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

In August 2016, the Company obtained a $3.1 million standby letter of credit pursuant to the SVB Loan Agreement in connection with a lease for its San Francisco office. As of June 30, 2018 and December 31, 2017, the Company was eligible to borrow up to $7.4 million and $3.3 million, respectively, under the SVB Loan Agreement.

The SVB Loan Agreement requires the Company to maintain a minimum consolidated liquidity and minimum net sales during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. The Company was in compliance with loan covenants as of June 30, 2018. The obligations under the SVB Loan Agreement are collaterialized by substantially all assets of the Company and this security interest is governed by an intercreditor agreement between Pharmakon and SVB.

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

In June 2015, the Company amended the CHCF Note to extend the maturity date to May 2018. The CHCF note is subordinate to other debt. The debt balance, net of debt discount, as of December 31, 2017 was $1.5 million. In May 2018, the Company repaid the principal amount of $1.5 million and related $0.2 million in accrued interest on its Promissory Note with California HealthCare Foundation upon maturity.

8. Income Taxes

The Company did not record a provision or benefit for income taxes during the six months ended June 30, 2018 and 2017, respectively, as it reported losses in each period which are not more likely than not to be realized. Due to the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.

At December 31, 2017, the Company had $0.9 million of unrecognized tax benefit, none of which, if recognized, would affect the effective tax rate as most of the unrecognized tax benefit is deferred tax assets currently offset by a valuation allowance.

A number of years may elapse before an uncertain tax position is audited and finally resolved.  While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome.  The Company adjusts these reserves in light of changing facts and circumstances.  Settlement of any particular position could require the use of cash.  As of June 30, 2018, changes to the Company’s uncertain tax positions in the next twelve months that are reasonably probable are not expected to have a material impact on the Company’s financial position or results of operations.

9. Stockholders’ Equity

Common stock

The Company’s amended and restated certificate of incorporation dated October 25, 2016, authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends were declared through June 30, 2018.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company had reserved shares of common stock for issuance as follows:

	June 30,	December 31,
	2018	2017
Options issued and outstanding	2,384,798	2,601,181
Unvested restricted stock units	575,585	468,426
Common stock warrants issued and outstanding	4,857	4,857
Shares available for grant under future stock plans	5,731,235	4,650,669
Total	8,696,475	7,725,133

10. Stock Incentive Plans

Equity Incentive Plan Activity

A summary of share-based awards available for grant under the 2016 Plan is as follows:

Awards Available for Grant
Balance at December 31, 2016	3,743,037
Additional options authorized	1,106,966
Awards granted	(837,436)
Awards forfeited	21,585
Balance at December 31, 2017	4,034,152
Additional options authorized	1,168,865
Awards granted	(510,775)
Awards forfeited	86,809
Awards withheld for tax purposes	24,319
Balance at June 30, 2018	4,803,370

The following table summarizes stock option activity under the 2006 and 2016 Plans, including grants to non-employees:

		Options Outstanding
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2016	2,977,218	$6.16	6.93	$70,979
Options granted	465,271	$36.76
Options exercised	(827,556)	$4.11
Options forfeited	(13,752)	$14.43
Balances at December 31, 2017	2,601,181	$12.24	7.17	$113,958
Options granted	305,723	$64.77
Options exercised	(463,705)	$7.31
Options forfeited	(58,401)	$30.11
Balances at June 30, 2018	2,384,798	$19.49	7.17	$146,988
Options exercisable – June 30, 2018	1,419,737	$8.47	6.20	$103,154
Options vested and expected to vest – June 30, 2018	2,324,774	$18.88	7.13	$144,725

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock.

During the six months ended June 30, 2018 and 2017, the Company granted options with a weighted-average grant date fair value of $30.80 and $18.33 per share, respectively.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Stock-Based Compensation

Employee Stock Options Valuation

The fair value of employee and director stock options was estimated at the date of grant using a Black-Scholes option valuation model with the weighted average assumptions below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected term (in years)	6.1	6.1	6.1	6.1
Expected volatility	46.2%	48.1%	45.9%	52.6%
Risk-free interest rate	2.77%	2.00%	2.72%	2.08%
Dividend yield	0.0%	0.0%	0.0%	0.0%

Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the statements of operations and comprehensive loss for all periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$21	$38	$138	$76
Research and development	781	383	1,357	752
Selling, general and administrative	3,274	1,844	5,828	3,464
Total stock-based compensation expense	$4,076	$2,265	$7,323	$4,292

As June 30, 2018, there was total unamortized compensation costs of $14.9 million, net of estimated forfeitures, related to unvested stock options which the Company expects to recognize over a period of approximately 2.5 years, $19.9 million, net of estimated forfeitures, related to unrecognized restricted stock unit (“RSU”) expense, which the Company expects to recognize over a period of 2.5 years, and $0.9 million unrecognized ESPP expense, which the Company will recognize over 0.9 years.

Non-Employee Stock-Based Compensation

Stock-based compensation expense related to stock options granted to nonemployees is recognized as the stock options are earned. The measurement of stock-based compensation for non-employees is subject to periodic adjustment as the underlying equity instruments vest, and the related compensation expense is based on the estimated fair value of the equity instruments using the Black-Scholes option pricing model. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services received. Such expense was not material for the three and six months ended June 30, 2018 and 2017.

12. Net Loss Per Common Share

As the Company had net losses for the three and six months ended June 30, 2018 and 2017, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share attributable to holders of common stock (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(12,206)	$(6,444)	$(23,323)	$(11,747)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	23,747,131	22,362,608	23,614,281	22,257,849
Net loss per common share, basic and diluted	$(0.51)	$(0.29)	$(0.99)	$(0.53)

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the three and six months ended June 30, 2018 and 2017, because their inclusion would be anti-dilutive:

	As of June 30,
	2018	2017
Options to purchase common stock	2,384,798	3,107,386
RSUs issued and unvested	575,585	366,684
Warrants to purchase common stock	4,857	143,795
Total	2,965,240	3,617,865

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a digital healthcare company redefining the way cardiac arrhythmias are clinically diagnosed by combining our wearable biosensing technology with cloud-based data analytics and machine-learning capabilities. Our goal is to be the leading provider of first-line ambulatory electrocardiogram, or ECG, monitoring for patients at risk for arrhythmias. We have created a unique platform, called the Zio service, which combines an easy-to-wear and unobtrusive biosensor that can be worn for up to 14 days, the Zio XT, with powerful proprietary algorithms that distill data from millions of heartbeats into clinically actionable information. We recently received FDA clearance for our Zio AT ECG Monitoring System, which is designed to provide timely transmission of data during the wear period. We refer to both the Zio AT ECG Monitoring System, or the Zio AT monitor, and the Zio XT monitor herein as our Zio monitors, unless otherwise specified. The Zio service consists of:

•	a wearable Zio monitor, which continuously records and stores ECG data from every patient heartbeat for up to 14 days
•	a cloud-based analysis of the recorded cardiac rhythms using our proprietary machine-learned algorithms
•	a final quality assessment review of the data by our certified cardiographic technicians
•

the easy-to-read Zio report, a curated summary of findings that includes high quality and clinically-actionable information, which is sent directly to a patient’s physician and can be integrated into a patient’s electronic health record

We receive revenue for the Zio service primarily from two sources: third-party payors and institutions. Third-party payors, which accounted for approximately 86% and 80% of our revenue for the six months ended June 30, 2018 and 2017, respectively, consist of commercial payors and government agencies, such as the Centers for Medicare & Medicaid Services, or CMS, and the Veterans Administration, or the VA. Our revenue in the third-party commercial payor category is primarily contracted, which means we have entered into pricing contracts with these payors. Approximately 38% and 37% of our total revenue for the six months ended June 30, 2018 and 2017, respectively, is received from federal government agencies under established reimbursement codes. A small portion of this revenue is received from patients in accordance with their insurance co-payments and deductibles. Institutions, which are typically hospitals, clinics, or private physician practices, accounted for approximately 14% and 20% of our revenue for the six months ended June 30, 2018 and 2017, respectively. We bill these organizations directly for our services and they are responsible for paying those invoices and seeking reimbursement from third-party payors where applicable. In addition, a small percentage of patients whose physicians prescribe the Zio service pay us directly. We rely on a third-party billing partner, XIFIN, Inc., to submit patient claims and collect from commercial and certain government agencies.

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

We market our Zio service in the United States and the United Kingdom to physicians, hospitals and clinics through a direct sales organization comprised of sales management, quota-carrying sales representatives and field billing specialists. Our sales representatives focus on initial introduction into new customers, penetration across a sales region, driving adoption within existing accounts and conveying our message of clinical and economic value to service line managers and hospital administrators and departments. We expect to continue to increase the size of our sales organization to expand the current customer account base and increase utilization of our monitoring solution. In addition, we will continue to explore new opportunities to expand our sales and marketing efforts in international geographies using both direct and distribution channels.

Components of Results of Operations

Revenue

Substantially all of our revenue is derived from sales of our Zio service in the United States. We earn revenue from the provision of our Zio service primarily from two sources, third-party payors and institutions; however, a small percentage of our revenue is derived directly from patient payments.

We recognize revenue on an accrual basis based on estimates of the amount that will ultimately be realized, which is the difference between the amount submitted for payment and the amount received. These estimates require significant judgment by management.  In determining the amount to accrue for a delivered report, the Company considers factors such as claim payment history from both payors and patient out-of-pocket costs, payor coverage, whether there is a contract between the payor or healthcare institution and the Company, amount paid per the service, and any current developments or changes that could impact reimbursement and healthcare institution payments.

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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including increased contracting with third-party payors and institutional providers. Historically, we have increased our average selling price by entering into contracts with third-party commercial payors at rates that were higher than amounts typically collected from payors without contracts or from institutional customers. We have in the past been able to increase our pricing as third-party payors become more familiar with the benefits of the Zio service and move to contracted pricing arrangements. We believe we will be able to continue to achieve pricing increases as more payors contract with us due to the benefits the Zio service provides compared to other available products. We expect to continue to decrease the cost of service per device by obtaining volume purchase discounts for our material costs and implementing scan time algorithm improvements and software-driven and other workflow enhancements to reduce labor costs. We expect further decreases in the cost of service as we spread the fixed portion of our overhead costs over a larger number of units produced, which will result in a decrease in our per unit manufacturing costs.

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

Interest Expense

Interest expense consists of cash and non-cash components. The cash component of interest expense is attributable to borrowings under our loan agreements and amounts owed under the promissory note issued to California HealthCare Foundation which was paid in full in May 2018. The non-cash component consists of interest expense recognized from the amortization of debt discounts derived from the issuance of warrants and debt issuance costs capitalized on our balance sheets and, for 2017, “paid-in-kind” interest when debt payments are interest only and are added back to the debt balance.

Other Income, Net

Other income, net consists primarily of interest income which consists of interest received on our cash, cash equivalents and investments balances.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Revenue	$35,469	$23,854	$11,615	49%
Cost of revenue	9,490	6,744	2,746	41%
Gross profit	25,979	17,110	8,869	52%
Gross margin	73%	72%
Operating expenses:
Research and development	4,564	2,776	1,788	64%
Selling, general and administrative	33,094	20,255	12,839	63%
Total operating expenses	37,658	23,031	14,627	64%
Loss from operations	(11,679)	(5,921)	(5,758)	97%
Interest expense	(861)	(839)	(22)	3%
Other income, net	334	316	18	6%
Net loss and comprehensive loss	$(12,206)	$(6,444)	$(5,762)	89%

Revenue

Revenue increased $11.6 million, or 49%, to $35.5 million during the three months ended June 30, 2018 from $23.9 million during the three months ended June 30, 2017. The increase in revenue was attributable to the increase in volume of the Zio service performed as a result of the expansion of coverage and the increase in the number of payors under contract, increasing physician acceptance and expansion of our sales force as we continue to gain market acceptance for our Zio service.

Cost of Revenue and Gross Margin

Cost of revenue increased $2.7 million, or 41%, to $9.5 million during the three months ended June 30, 2018 from $6.7 million during the three months ended June 30, 2017. The increase in cost of revenue was primarily due to increased Zio service volume in 2018. This increase was partially offset by the reduction in costs to provide the Zio service, which was achieved through manufacturing efficiencies in the production of our device and reductions in cardiac technician labor costs through algorithm improvements and software driven workflow enhancements.

Gross margin for the three months ended June 30, 2018 increased to 73%, compared to 72% for the three months ended June 30, 2017. The increase was driven primarily by the reduction in the cost of the Zio service due to our continued efforts to lower manufacturing costs, fixed costs absorption and reduced labor costs per device through our algorithm improvements and software-driven and other workflow enhancements.

Research and Development Expenses

Research and development expenses increased $1.8 million, or 64%, to $4.6 million during the three months ended June 30, 2018 from $2.8 million during the three months ended June 30, 2017. The increase was primarily attributable to a $1.2 million increase in payroll and personnel-related expenses as a result of increased headcount, $0.3 million increase in professional services, and $0.2 million for allocated facility-related expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $12.8 million, or 63%, to $33.1 million during the three months ended June 30, 2018 from $20.3 million during the three months ended June 30, 2017. The increase was primarily attributable to an $8.8 million increase in payroll and personnel-related expenses as a result of increased headcount to support the growth in our operations, which included an increase of $2.4 million in commissions primarily as a result of increased revenues, and an increase of $1.4 million in stock-based compensation primarily due to an increase in our stock price, as well as a $1.2 million increase in professional services expenses, primarily as a result of an increase in accounting and auditing costs.

Interest Expense

Interest expense was $861 thousand for the three months ended June 30, 2018, compared to $839 thousand for three months ended June 30, 2017. There were no significant changes in our financing operations in 2018.

Other Income, Net

Other income, net was relatively flat for the three months ended June 30, 2018 compared with the three months ended June 30, 2017. There were no significant changes within other income, net in 2018.

Comparison of the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Revenue	$66,034	$45,291	$20,743	46%
Cost of revenue	18,101	13,081	5,020	38%
Gross profit	47,933	32,210	15,723	49%
Gross margin	73%	71%
Operating expenses:
Research and development	8,583	5,397	3,186	59%
Selling, general and administrative	61,671	37,479	24,192	65%
Total operating expenses	70,254	42,876	27,378	64%
Loss from operations	(22,321)	(10,666)	(11,655)	109%
Interest expense	(1,719)	(1,661)	(58)	3%
Other income, net	717	580	137	24%
Net loss and comprehensive loss	$(23,323)	$(11,747)	$(11,576)	99%

Revenue

Revenue increased $20.7 million, or 46%, to $66.0 million during the six months ended June 30, 2018 from $45.3 million during the six months ended June 30, 2017. The increase in revenue was attributable to the increase in volume of the Zio service performed as a result of the expansion of coverage and the increase in the number of payors under contract, increasing physician acceptance and expansion of our sales force as we continue to gain market acceptance for our Zio service.

Cost of Revenue and Gross Margin

Cost of revenue increased $5.0 million, or 38%, to $18.1 million during the six months ended June 30, 2018 from $13.1 million during the six months ended June 30, 2017. The increase in cost of revenue was primarily due to increased Zio service volume in 2018. This increase was partially offset by the reduction in costs to provide the Zio service, which was achieved through manufacturing efficiencies in the production of our device and reductions in cardiac technician labor costs through algorithm improvements and software driven and other workflow enhancements.

Gross margin for the six months ended June 30, 2018 increased to 73%, compared to 71% for the six months ended June 30, 2017. The increase was driven primarily by the reduction in the cost of the Zio service due to our continued efforts to lower manufacturing costs, fixed costs absorption and reduced labor costs per device through our algorithm improvements and software-driven and other workflow enhancements.

Research and Development Expenses

Research and development expenses increased $3.2 million, or 59%, to $8.6 million during the six months ended June 30, 2018 from $5.4 million during the six months ended June 30, 2017. The increase was primarily attributable to a $1.9 million increase in payroll and personnel-related expenses as a result of increased headcount, $0.5 million increase in allocated facility-related expenses, and $0.5 million for professional services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $24.2 million, or 65%, to $61.7 million during the six months ended June 30, 2018 from $37.5 million during the six months ended June 30, 2017. The increase was primarily attributable to a $15.9 million increase in payroll and personnel-related expenses as a result of increased headcount to support the growth in our operations, which included an increase of $3.8 million in commissions primarily due to an increase in revenues, and an increase of $2.4 million in stock-based compensation primarily due to an increase in our stock price, as well as a $3.3 million increase in professional services expenses, primarily as a result of an increase in accounting and auditing costs.

Interest Expense

Interest expense was $1,719 thousand for the six months ended June 30, 2018 compared with $1,661 thousand for the six months ended June 30, 2017. There were no significant changes in our financing operations in the first half of 2018.

Other Income, Net

Other income, net increased $0.1 million, or 24%, to $0.7 million during the six months ended June 30, 2018 from income of $0.6 million during the six months ended June 30, 2017. The increase was primarily related to $0.1 million of interest income related to our investment portfolio.

Liquidity and Capital Expenditures

Overview

As of June 30, 2018, we had cash and cash equivalents of $19.2 million and short-term investments of $66.7 million and an accumulated deficit of $178.6 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(19,623)	$(7,400)
Investing activities	28,162	(30,354)
Financing activities	2,031	2,360
Net increase (decrease) in cash and cash equivalents	$10,570	$(35,394)

Cash Used in Operating Activities

During the six months ended June 30, 2018, cash used in operating activities was $19.6 million, which consisted of a net loss of $23.3 million, adjusted by non-cash charges of $14.6 million and a net change of $10.9 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of a change in stock based-based compensation of $7.3 million, and in allowance for doubtful accounts and contractual allowance of $6.4 million. The change in our net operating assets and liabilities was primarily due to an increase of $11.2 million in accounts receivable as a result of increased revenues.

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

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities during the six months ended June 30, 2018 was $27.9 million, which consisted primarily of $73.0 million in cash received from the maturities of available for sale investments, partially offset by purchases of available for sale investments of $42.6 million, and $2.4 million of capital expenditures to purchase property and equipment.

Cash used in investing activities during the six months ended June 30, 2017 was $30.4 million, which consisted of $56.0 million in purchases of investments, $2.1 million of capital expenditures to purchase property and equipment, which were partially offset by $27.8 million of maturities of investments.

Cash Provided by Financing Activities

During the six months ended June 30, 2018, cash provided by financing activities was $2.0 million, primarily due to $5.1 million in proceeds from the issuance of common stock, partially offset by $1.5 million in tax withholding upon the vesting of Restricted Stock Units and $1.5 million in debt repayment.

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

We are subject to a financial covenant related to minimum trailing revenue targets that began in June 2017, and is tested on a semi-annual basis. The minimum net revenue covenant ranges from $44.7 million for the period ended June 30, 2017 to $102.6 million for the period ending December 31, 2021. To date all minimum revenue targets have been achieved. The minimum net revenues financial covenant has a 45-day equity cure period following required delivery date of the financial statements. Pursuant to this equity cure provision, we may cure a revenue covenant default by raising additional funds from the sale of equity. The Company was in compliance with loan covenants as of June 30, 2018. The loan matures in December 2021.

The Tranche A Loans bear interest at a fixed rate equal to 9.50% per annum, that is due and payable quarterly in arrears. During the first eight calendar quarters, 50% of the interest due and payable was added to the then-outstanding principal.

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

The debt balance as of June 30, 2018 and December 31, 2017 was $32.6 million and $32.5 million, respectively.

Bank Debt

In December 2015, we entered into a Second Amended and Restated Loan and Security Agreement with SVB, (the “SVB Loan Agreement”). Under the SVB Loan Agreement we may borrow, repay and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $15.0 million, until December 4, 2018, when all outstanding principal and accrued interest becomes due and payable. Any principal amount outstanding under the SVB Loan Agreement line shall bear interest at a floating rate per annum equal to the rate published by The Wall Street Journal  as the “Prime Rate” plus 0.25%. We may borrow up to 80% of our eligible accounts receivable, up to the maximum of $15.0 million. In August 2016, we obtained a $3.1 million standby letter of credit pursuant to the SVB Loan Agreement in connection with a lease for our San Francisco office. As of June 30, 2018 and December 31, 2017, we were eligible to borrow up to $7.4 million and $3.3 million, respectively, under the SVB Loan Agreement.

The SVB Loan Agreement requires us to maintain a minimum consolidated liquidity and minimum net sales during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. The Company was in compliance with loan covenants as of June 30, 2018. The obligations under the SVB Loan Agreement are collateralized by substantially all of our assets, and this security interest is governed by an intercreditor agreement between Pharmakon and SVB.

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

In June 2015, the Company amended the CHCF Note to extend the maturity date to May 2018. In partial consideration for the amendment, the Company issued 8,552 warrants at an exercise price per share of $6.58 for the Company’s Series D convertible preferred stock, which was converted into common stock warrants in connection with the Company’s initial public offering. The CHCF note is subordinate to other debt. The debt balance, net of debt discount, as of December 31, 2017 was $1.5 million. In May 2018, the Company repaid the principal amount of $1.5 million and related $0.2 million in accrued interest on its Promissory Note with California HealthCare Foundation upon maturity.

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

Interest Rate Sensitivity

We had cash, cash equivalents and investments of $85.9 million as of June 30, 2018, which consisted of bank deposits, money market funds, U.S. government securities, corporate notes, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

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

We had total outstanding debt of $32.6 million, which is net of debt discount and debt issuance costs, as of June 30, 2018. The interest rates on our bank debt and CHCF Note carry fixed interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

Foreign Currency Exchange Rate Sensitivity

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in British Pound Sterling. As of June 30, 2018, we do not consider this risk to be material. We do not utilize any forward foreign exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made.

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

We have incurred net losses since our inception in September 2006. For the three and six months ended June 30, 2018 we had net losses of $12.2 million and $23.3 million, respectively, and for three and six months ended June 30, 2017 we had net losses of $6.4 million and $11.7 million, respectively, and we expect to continue to incur additional losses. As of June 30, 2018, we had an accumulated deficit of $178.6 million. The losses and accumulated deficit were primarily due to the substantial investments we made to develop and improve our technology and products and improve our business and the Zio service through research and development efforts and infrastructure improvements. Over the next several years, we expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our Zio service and to develop additional arrhythmic detection and management products and services. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses or at all. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

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

Our current revenue is dependent on prescriptions of the Zio service, and we expect that sales of the Zio service will account for substantially all of our revenue for the foreseeable future. We are in various stages of research and development for other diagnostic solutions and new indications for our technology and the Zio service; however, there can be no assurance that we will be able to successfully develop and commercialize any new products or services. Any new products may not be accepted by physicians or may merely replace revenue generated by our Zio service and not generate additional revenue. If we have difficulty launching new products, our reputation may be harmed and our financial results adversely affected. In order to substantially increase our revenue, we will need to target physicians other than cardiologists, such as emergency room doctors, primary care physicians and other physicians with whom we have had little contact and may require a different type of selling effort. If we are unable to increase prescriptions of the Zio service, expand reimbursement for the Zio service, or successfully develop and commercialize new products and services, our revenue and our ability to achieve and sustain profitability would be impaired.

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

For the six months ended June 30, 2018, we received approximately 28% of our revenue from reimbursement for our Zio service by CMS. CMS imposes extensive and detailed requirements on manufacturers of medical devices and providers of medical services, including but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities and how and where we provide our monitoring solutions. Our failure to comply with applicable CMS rules could result in a discontinuation of our reimbursement under the CMS payment programs, our being required to return funds already paid to us, civil monetary penalties, criminal penalties and/or exclusion from the CMS programs. In addition, regional Medicare Administrative Contractors, or MACs, change from time to time, which may result in changes to our reimbursement rates, increased administrative burden and reimbursement delay.

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

We expect to continue to dedicate resources to establishing pricing contracts with non-contracted insurance companies; however, we can provide no assurance that we will be successful in obtaining such pricing contracts or that such pricing contracts will contain reimbursement for our products at rates that are favorable to us. If we fail to establish these contracts, we will be able to recognize revenue only based on an estimated average collection rate per historical cash collections. In addition, XIFIN may need to expend significant resources obtaining reimbursement on a claim-by-claim basis and in adjudicating claims which are denied altogether or not reimbursed at acceptable rates. We currently pay XIFIN a percentage of the amounts it collects on our behalf and this percentage may increase in the future if it needs to expend more resources in adjudicating such claims. We sometimes informally engage physicians, hospitals and clinics to help establish contracts with third-party payors who insure their patients. We cannot provide any assurance that such physicians, hospitals and clinics will continue to help us establish contracts in the future. If we fail to establish contracts with more third-party payors it may adversely affect our ability to increase our revenue. In addition, a failure to enter into contracts could affect a physician’s willingness to prescribe our products because of the administrative work involved in interacting with patients to answer their questions and help them obtain reimbursement for our products. If physicians are unwilling to prescribe our products due to the lack of certainty and administrative work involved with patients covered by non-contracted insurance companies, or patients covered by non-contracted insurance companies are unwilling to risk that their insurance may charge additional out-of-pocket fees, our revenue could decline or fail to increase.

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

In the second quarter of 2018, we recognized approximately eleven percent of our revenue from non-contracted third-party payors, and as a result, our quarterly operating results are difficult to predict.

We have limited visibility as to when we will receive payment for our Zio service with non-contracted payors and we or XIFIN must appeal any negative payment decisions, which often delay collections further. Additionally, a portion of the revenue from non-contracted payors is received from patient co-pays, which we may not receive for several months following delivery of service or at all. For revenue related to non-contracted payors, we estimate an average collection rate based on historical cash collections. Subsequent adjustments, if applicable, are recorded as an adjustment to revenue. Fluctuations in revenue may make it difficult for us, research analysts and investors to accurately forecast our revenue and operating results or to assess our actual performance. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.

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

As of June 30, 2018, we had $32.6 million outstanding under our credit facilities consisting of our loan agreements with Pharmakon and SVB. We must make significant annual debt payments under the loan agreements, which will divert resources from other activities. Our debt with Pharmakon and SVB is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The covenants in these loan agreements, as well as in any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control and future breaches of any of these covenants could result in a default under the loan agreements. If not waived, future defaults could cause all of the outstanding indebtedness under the loan agreements and the promissory note to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

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

We have added three new directors to our board of directors since June 30, 2017, which may lead to changes in our operations.

Two new directors were appointed to our board of directors on July 17, 2017 and one new director was appointed on April 9, 2018. One of these directors, Bruce G. Bodaken, served as Chairman and Chief Executive Officer of a payor, one director, Dr. Ralph Snyderman, served as founding Chief Executive Officer and President of a provider, and the most recently appointed director, C. Noel Bairey Merz, is the Medical Director of a provider. One of our longstanding directors decided not to stand for re-election at the 2018 annual meeting of stockholders. Because of these recent additions and resignations, our board of directors has not worked together as a group for an extended period of time. This change in the composition of our board of directors from directors affiliated with financial investors to directors with industry experience may lead to changes in our operations as these new directors analyze our business and contribute to the formulation of business strategies and objectives. If our board of directors does not align on the business strategies and objectives of our company, our operating results could be adversely affected.

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

In the ordinary course of our business, we and our third-party billing and collections provider, XIFIN, collect, process, and store sensitive data, including legally-protected personally identifiable health information about patients in the United States and the United Kingdom. This personally identifiable information may include, among other information, names, addresses, phone numbers, email addresses, payment account information, age, gender, and heart rate data. We also process and store, and use additional third parties to process and store, sensitive intellectual property and other proprietary business information, including that of our customers, payors and collaborative partners. Our patient information is encrypted but not de-identified. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based computing center systems. These applications and data encompass a wide variety of business critical information, including research and development information, commercial information and business and financial information.

We are highly dependent on information technology networks and systems, including the internet and services hosted by Amazon Web Services and other third party service providers, to securely process, transmit and store this critical information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns, or unauthorized disclosure or modifications of confidential information involving patient health information to become publicly available. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information, including executing Business Associates Agreements with applicable vendors. Although we take measures to protect sensitive information from unauthorized access or disclosure, cyber-attacks are becoming more sophisticated and frequent, and our information technology and infrastructure, and that of XIFIN, may be vulnerable to viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, attacks by hackers, breaches due to employee error, malfeasance, or misuse, or similar disruptions from unauthorized tampering. While we have implemented data privacy and security measures that we believe are compliant with applicable privacy laws and regulations, some confidential and protected health information, is transmitted to us by third parties, who may not implement adequate security and privacy measures. Further, if third party service providers that process or store data on our behalf experience security breaches or violate applicable laws, agreements, or our policies, such events may also put our information at risk and could in turn have an adverse effect on our business.

A security breach or privacy violation that leads to disclosure or modification of, or prevents access to, patient information, including protected health information, could harm our reputation, compel us to comply with disparate state breach notification laws, require us to verify the correctness of database contents and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures in a timely manner, the market perception of the effectiveness of our security measures could be harmed, our operations could be disrupted, our brand could be adversely affected, demand for our products and services may decrease, we may be unable to provide the Zio service, we may lose sales and customers, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. We may be required to expend significant capital and financial resources to invest in security measures, protect against such threats or to alleviate problems caused by breaches in security. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm. Although we have invested in our systems and the protection of our data to reduce the risk of an intrusion or interruption, and we monitor our systems on an ongoing basis for any current or potential threats, we can give no assurances that these measures and efforts will prevent all intrusions, interruptions, or breakdowns. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched, we may be unable to anticipate these techniques or to implement adequate preventive measures.

In the event that patients or physicians authorize or enable third parties to access their data on our systems, we cannot ensure the complete integrity or security of such data in our systems as we would not control that access. Third parties may also attempt to fraudulently induce our employees, or patients or physicians who use our technology, into disclosing sensitive information such as user names, passwords or other information. Third parties may also otherwise compromise our security measures in order to gain unauthorized access to the information we store. This could result in significant legal and financial exposure, a loss in confidence in the security of our service, interruptions or malfunctions in our service, and, ultimately, harm to our future business prospects and revenue.

Any such breach or interruption of our systems, or those of XIFIN or any of our third party information technology partners, could compromise our networks or data security processes and sensitive information could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of patient information, such as the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the General Data Protection Regulation, and the

European Union Data Protection Directive, and regulatory penalties. Regardless of the merits of any such claim or proceeding, defending it could be costly and divert management’s attention from leading our business. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform our services, bill payors or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our current and future solutions and engage in other patient and clinician education and outreach efforts. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position.

Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to or acquisition of our user data, we may also have obligations to notify users about the incident and we may need to provide some form of remedy for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises user data. In addition, the interpretation and application of consumer, health-related and data protection laws, rules and regulations in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws, rules and regulations may be interpreted and applied in a manner that is inconsistent with our practices or those of our distributors and partners. If we or these third parties are found to have violated such laws, rules or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements with employees and third parties to protect our intellectual property rights. As of June 30, 2018, we owned, or retained exclusive license to, ten issued U.S. patents, the earliest of which will expire in 2028. As of June 30, 2018, we also owned, or retained an exclusive license to, four issued patents from the Japan Patent Office, two issued patents from the patent offices in each of Australia and Canada, and one issued patent from the patent offices in each of the European Union and Korea. The earliest expiration date of these international patents is 2027. As of June 30, 2018, we had twenty-one pending patent applications globally, including four in the United States, six in the European Union, four in Japan, two in each of Korea and Canada, and one in each of Australia, China and India. Our patents and patent applications include claims covering key aspects of the design, manufacture and use of the Zio monitor and the Zio service.

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

We rely on trademarks, service marks, tradenames and brand names, such as our registered trademark “ZIO,” to distinguish our products from the products of our competitors, and have registered or applied to register these trademarks. We cannot assure you that our trademark applications will be approved. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and in proceedings before comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks. Additionally, we do not own any registered trademarks for the mark “IRHYTHM” and we are aware of at least one third party that has registered the “IRHYTHM” mark in the United States, the European Union and Taiwan in connection with computer software for controlling and managing patient medical information, heart rate monitors, and heart rate monitors to be worn during moderate exercise, among other uses. We and the third party are involved in adversary proceedings before the Trademark Offices in the United States and the European Union, and those proceedings could impact our ability to register the “IRHYTHM” mark in those jurisdictions. It is possible that the third party could bring suit against us claiming infringement of the “IRHYTHM” mark, and if it did so and if there were a court determination against us, we might then be obligated to pay monetary damages, enter into a license agreement, or cease use of the “IRHYTHM” name and mark, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are registered with the FDA as a medical device specifications developer and manufacturer. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Public Health, or CDPH, to determine our compliance with the QSR and other regulations at both our design and manufacturing facilities, and these inspections may include the manufacturing facilities of our suppliers. Our design facilities in San Francisco, California were most recently audited by the FDA in June 2016 and no formal observations resulted. The most recent FDA audit of our manufacturing facility occurred in August 2017 and no formal observations resulted. No additional follow up with the FDA was required and we believe that we are in compliance, in all material respects, with the QSR.

We are also registered with the EU as a medical device developer, manufacturer and service operator through the National Standard Authority of Ireland, or NSAI, our European Notified Body. Most recently, the NSAI conducted an ISO 13485 surveillance audit of our design, manufacturing and service operations in June 2018 and we believe that we are in compliance, in all material respects, with the MDD.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of, and incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description

10.33	Employment Letter to Karim Karti dated June 12, 2018 between the Registrant and Karim Karti.
10.34	First Amendment to Lease dated June 5, 2018 between the Registrant and Warland Investments Company.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

iRhythm Technologies, Inc.

Date: August 3, 2018	By:	/s/ Kevin M. King
Kevin M. King
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2018	By:	/s/ Matthew C. Garrett
Matthew C. Garrett
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)