Form 10-Q
period 2018-09-30
iRhythm Technologies, Inc.
filed 2018-10-30
CIK 1388658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 26, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 24,181,905.

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

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$17,345	$8,671
Short-term investments	63,832	93,692
Accounts receivable, net	20,465	12,953
Inventory	2,320	1,683
Prepaid expenses and other current assets	2,769	2,582
Total current assets	106,731	119,581
Investments, long-term	—	2,994
Property and equipment, net	8,250	6,221
Goodwill	862	862
Other assets	3,146	3,465
Total assets	$118,989	$133,123
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,911	$2,395
Accrued liabilities	19,178	15,644
Deferred revenue	1,174	1,238
Accrued interest, current portion	—	154
Debt, current portion	—	1,487
Total current liabilities	22,263	20,918
Debt	32,554	32,491
Deferred rent, noncurrent portion	214	161
Total liabilities	55,031	53,570
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000,000 authorized at September 30, 2018 and December 31, 2017, respectively; and none issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value – 100,000,000 shares authorized at September 30, 2018 and December 31, 2017, respectively; 24,148,814 and 23,377,315 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	23	23
Additional paid-in capital	252,765	236,184
Accumulated other comprehensive loss	(29)	(65)
Accumulated deficit	(188,801)	(156,589)
Total stockholders’ equity	63,958	79,553
Total liabilities, preferred stock and stockholders’ equity	$118,989	$133,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$38,104	$25,035	$104,138	$70,327
Cost of revenue	9,949	6,920	28,050	20,002
Gross profit	28,155	18,115	76,088	50,325
Operating expenses:
Research and development	5,164	3,790	13,747	9,187
Selling, general and administrative	32,739	20,308	94,410	57,787
Total operating expenses	37,903	24,098	108,157	66,974
Loss from operations	(9,748)	(5,983)	(32,069)	(16,649)
Interest expense	(861)	(862)	(2,580)	(2,522)
Other income, net	365	321	1,082	900
Net loss	$(10,244)	$(6,524)	$(33,567)	$(18,271)
Net loss per common share, basic and diluted	$(0.43)	$(0.29)	$(1.41)	$(0.81)
Weighted-average shares, basic and diluted	24,059,010	22,811,907	23,764,153	22,446,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(10,244)	$(6,524)	$(33,567)	$(18,271)
Other comprehensive loss:
Net change in unrealized losses on available-for-sale securities	19	21	(83)	(19)
Foreign currency translation loss	(10)	—	(10)	—
Comprehensive loss	$(10,235)	$(6,503)	$(33,660)	$(18,290)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(33,567)	$(18,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,673	1,103
Stock-based compensation	11,534	7,024
Amortization of debt discount and issuance costs	118	197
Amortization of premiums (accretion of discounts) on investments, net	(633)	(207)
Loss on disposal of assets	71	—
Non-cash interest expense	—	1,152
Provision for doubtful accounts and contractual allowances	8,921	5,927
Changes in operating assets and liabilities:
Accounts receivable	(15,088)	(8,560)
Inventory	(637)	76
Prepaid expenses and other current assets	(231)	(197)
Other assets	319	(793)
Accounts payable	(524)	(33)
Accrued liabilities	3,335	1,294
Deferred rent	53	143
Deferred revenue	(64)	(43)
Net cash used in operating activities	(24,720)	(11,188)
Cash flows from investing activities
Purchases of property and equipment	(3,687)	(2,651)
Purchases of available-for-sale investments	(74,070)	(90,243)
Maturities of available-for-sale investments	107,605	68,682
Net cash provided by (used in) investing activities	29,848	(24,212)
Cash flows from financing activities
Repayment of debt	(1,500)	—
Proceeds from issuance of common stock, net	6,684	4,095
Tax withholding upon vesting of restricted stock awards	(1,638)	—
Net cash provided by financing activities	3,546	4,095
Net increase (decrease) in cash and cash equivalents	8,674	(31,305)
Cash, cash equivalents and restricted cash beginning of period	8,671	51,734
Cash, cash equivalents and restricted cash end of period	$17,345	$20,429
Supplemental disclosures of cash flow information
Interest paid	$2,552	$1,152
Non-cash investing and financing activities
Property, plant and equipment costs included in accounts payable and accrued liabilities	$86	$6

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

The Company is headquartered in San Francisco, California, which also serves as a clinical center. The Company has additional clinical centers in Lincolnshire, Illinois and Houston, Texas and a manufacturing facility in Cypress, California. In March 2016, the Company formed a wholly-owned subsidiary in the United Kingdom. The Company manages its operations as a single operating segment. Substantially all of the Company’s assets are maintained in the United States. The Company derives substantially all of its revenue from sales to customers in the United States.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2017, and related disclosures, have been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year.

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

The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on its historical experience and recognizes the provision as a component of selling, general and administrative expenses. The Company establishes a contractual allowance when it estimates that consideration to be received will be lower than the contracted rate based on its historical experience and recognizes the provision as a reduction to revenue.

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2018	2017
Balance, beginning of period	$3,568	$1,792
Add: provision for doubtful accounts	5,917	3,640
Less: write-offs, net of recoveries and other adjustments	(2,514)	(1,864)
Balance, end of period	$6,971	$3,568

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table presents the changes in the contractual allowance (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2018	2017
Balance, beginning of period	$7,444	$2,340
Add: allowance for contractual adjustments	3,004	5,763
Less: contractual allowance	(2,467)	(659)
Balance, end of period	$7,981	$7,444

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

Concentrations of Risk

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. Cash, cash equivalents, and investments are deposited in financial institutions which, at times may be in excess of federally insured limits. Cash equivalents are invested in highly rated money market funds. The Company invests in a variety of financial instruments, such as, but not limited to, United States Government securities, corporate notes, commercial paper and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material losses on its deposits of cash and cash equivalents or investments.

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. The Company records an allowance for doubtful accounts when it becomes probable that a receivable will not be collected. Federal government agencies, including Centers for Medicare and Medicaid Services (“CMS”) and the Veterans Administration, accounted for approximately 38% and 38% of the Company’s revenue for the three and nine months ended September 30, 2018, respectively and 39%, and 38% of the Company’s revenue for the three and nine months ended September 30, 2017, respectively. Accounts receivable related to government agencies accounted for 21% and 27% at September 30, 2018 and December 31, 2017, respectively.

Revenue Recognition

The Company adopted Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), on January 1, 2018. The Company recognized revenue in prior years in accordance with Accounting Standard Codification Topic 954-605, Health Care Entities - Revenue Recognition and Accounting Standard Codification Topic 605, Revenue Recognition.

The Company’s revenue is generated primarily from the provision of its cardiac rhythm monitoring service, the Zio XT service. The Zio XT is a cardiac rhythm monitoring service that has a patient wear period for up to 14 days and is billable when the monitoring reports are delivered to the healthcare provider, which is also when the service is complete and the Company recognizes revenue. The time from when the patient has the Zio XT device applied to the time the report is posted is generally around 20 days.

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

•

Non-contracted third-party payors: Non-contracted commercial and government payors often reimburse out-of-network rates provided under the relevant CPT codes on a case-by-case basis. The transaction price is based on an average of the Company’s historical collection experience for our non-contracted services. This rate is reviewed at least quarterly.

•

Healthcare institutions – Healthcare institutions are typically hospitals or physician practices in which the Company has negotiated amounts for its monitoring services, including certain governmental agencies such as the Veteran’s Administration and Department of Defense.

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

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of our revenue streams. Disaggregated revenue by payor type and major service line for the three and nine months ended September 30, 2018 was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Commercial Payors	$17,861	$47,257
Centers for Medicare & Medicaid	10,782	29,291
Healthcare Institutions	9,461	27,590
Total	$38,104	$104,138

Contract Liabilities

ASC 606 requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).

Certain of the Company’s customers pay the Company directly for the Zio XT service upon shipment of devices. Such advance payments, or contract liabilities are recorded as deferred revenue on the Condensed Consolidated Balance Sheets and revenue is recognized when reports are delivered to physicians. Total revenue recognized during the nine months ended September 30, 2018 that was included in the contract liability balance at the beginning of 2018 was $1.2 million. The total contract liability balance was recognized as revenue during the first half of 2018.

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

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In connection with the 2017 Tax Act, the Company recorded a provisional amount of $20.7 million to recognize the remeasurement of deferred taxes with an offset to the valuation allowance for the year ended December 31, 2017. In accordance with relevant SEC guidance, the effects of the 2017 Tax Act may be adjusted within a one-year measurement period from the enactment date for items that were previously reported as provisional, or where a provisional estimate could not be made. Income tax provision for the nine months ended September 30, 2018, did not reflect any adjustment to the previously assessed 2017 Tax Act enactment effect. For the global intangible low-taxed income provisions of the 2017 Tax Act, the Company has not yet elected an accounting policy with respect to either recognize deferred taxes for basis differences expected to reverse as global intangible low-taxed income, or to record such as period costs if and when incurred. The Company will continue to assess forthcoming guidance and accounting interpretations on the effects of the 2017 Tax Act and expects to complete its analysis within the measurement period in accordance with the SEC guidance. As a result of the 2017 Tax Act, the Company can repatriate its cumulative undistributed foreign earnings back to the United States when, and if, needed with minimal additional tax consequences.

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

The following table presents the impact of adoption of ASU 2014-09 on the Condensed Consolidated Statement of Operations and the Condensed Consolidated Balance Sheets (in thousands):

	Three months ended September 30, 2018			Nine months ended September 30, 2018
Condensed Consolidated Statement of Operations Impact:	As Reported	Without the adoption of Topic 606	Impact	As Reported	Without the adoption of Topic 606	Impact
Revenue	$38,104	$38,349	$(245)	$104,138	$105,531	$(1,393)
Sales, General & Administrative Expense	$32,739	$33,604	$(865)	$94,410	$97,974	$(3,564)
Net Loss	$(10,244)	$(10,864)	$620	$(33,567)	$(35,738)	$2,171

	September 30, 2018
Condensed Consolidated Balance Sheet Impact:	As Reported	Without the adoption of Topic 606	Impact
Accounts Receivable, net	$20,465	$16,939	$3,526
Accumulated Deficit	$(188,801)	$(192,327)	$3,526

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. In July 2018, the FASB issued ASU No. 2018-11, which provides entities with an additional transition method to adopt Topic 842. Under the new transition method, an entity initially applies the new leases standard at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of the adoption of this standard, but expects that it will have a material impact on its consolidated financial statements. The Company has identified that the standard is expected to result in changes to current accounting policies, processes, and internal controls, with the most significant impact being to the balance sheet as a result of recognizing right of use assets and liabilities for existing real estate leases and embedded leases with suppliers. The Company will adopt the new guidance in the first quarter of fiscal 2019.

3. Cash Equivalents and Investments

The fair value of securities, not including cash at September 30, 2018 and December 31, 2017, were as follows (in thousands):

	September 30, 2018
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$13,377	$—	$—	$13,377
U.S. government securities	12,454	—	(4)	12,450
Corporate notes	15,938	—	(15)	15,923
Commercial paper	35,459	—	—	35,459
Total available-for-sale marketable debt securities	$77,228	$—	$(19)	$77,209
Classified as:
Cash equivalents				$13,377
Short-term investments				63,832
Total cash equivalents and investments				$77,209

	December 31, 2017
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$5,574	$—	$—	$5,574
U.S. government securities	24,969	—	(29)	24,940
Corporate notes	24,539	—	(36)	24,503
Commercial paper	47,243	—	—	47,243
Total available-for-sale marketable debt securities	$102,325	$—	$(65)	$102,260
Classified as:
Cash equivalents				$5,574
Short-term investments				93,692
Long-term investments				2,994
Total cash equivalents and investments				$102,260

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the fair value of the Company’s cash equivalents, short-term and long-term marketable securities classified by maturity (in thousands):

	September 30,	December 31,
	2018	2017
Due within one year	$77,209	$99,266
Due after one year through three years	—	2,994
Total available-for-sale marketable debt securities	$77,209	$102,260

The following tables present the Company's available-for-sale securities that were in an unrealized loss position as of September 30, 2018 and December 31, 2017 (in millions):

	As of September 30, 2018
	Less than 12 months
	Fair Value	Unrealized Loss
Assets
U.S. government securities	$12,450	$(4)
Corporate notes	15,923	(15)
Total	$28,373	$(19)

	As of December 31, 2017
	Less than 12 months
	Fair Value	Unrealized Loss
Assets
U.S. government securities	$24,940	$(29)
Corporate notes	24,503	(36)
Commercial paper (1)	7,866	—
Total	$57,309	$(65)

________________________________

(1)Balance includes investments that were in an immaterial unrealized loss position as of December 31, 2017.

Available-for-sale securities held as of September 30, 2018 had a weighted average days to maturity of 93 days. As of September 30, 2018, the Company had 9 investments in an unrealized loss position, and no investment has been in an unrealized loss position for more than 12 months. There have been no material realized gains or realized losses on available-for-sale securities for the periods presented.

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

The fair value of the Company’s outstanding interest-bearing obligations is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at September 30, 2018 are $32.6 million and $36.9 million, respectively. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at December 31, 2017 were $34.0 million and $38.6 million, respectively.

The following table presents the fair value of the Company’s financial assets and liabilities determined using the inputs defined above (amounts in thousands).

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$13,377	$—	$—	$13,377
U.S. government securities	—	12,450	—	12,450
Corporate notes	—	15,923	—	15,923
Commercial paper	—	35,459	—	35,459
Total	$13,377	$63,832	$—	$77,209

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$5,574	$—	$—	$5,574
U.S. government securities	—	24,940	—	24,940
Corporate notes	—	24,503	—	24,503
Commercial paper	—	47,243	—	47,243
Total	$5,574	$96,686	$—	$102,260

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

5. Balance Sheet Components

Inventory

Inventory and Printed Circuit Board Assemblies (“PCBAs”), which are recorded as other assets as they are used many times over a period longer than one year on average, consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$999	$1,103
Finished goods	3,630	3,830
Total	$4,629	$4,933

Classified as:
Inventory	$2,320	$1,683
Other assets	2,309	3,250
Total	$4,629	$4,933

Amounts reported as other assets are comprised of the PCBA costs that are included in both raw materials and finished goods totals above.

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Laboratory and manufacturing equipment	$2,373	$1,994
Computer equipment and software	1,049	1,015
Furniture and fixtures	925	953
Leasehold improvements	726	726
Internal-use software	7,807	4,598
Total property and equipment, gross	12,880	9,286
Less: accumulated depreciation and amortization	(4,630)	(3,065)
Total property and equipment, net	$8,250	$6,221

Depreciation and amortization expense was $0.6 million and $1.7 million for the three and nine months ended September 30 2018, respectively, and $0.5 million and $1.1 million for the three and nine months ended September 30, 2017, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued vacation	$2,619	$2,081
Accrued payroll and related expenses	10,635	9,361
Accrued ESPP contributions	1,397	275
Accrued professional services fees	705	1,041
Claims payable	2,374	1,375
Other	1,448	1,511
Total accrued liabilities	$19,178	$15,644

Amounts related to Accrued ESPP contributions as of December 31, 2017 have been reclassified from Other for comparability purposes.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

6. Commitments and Contingencies

Lease Arrangements

The Company leases office and manufacturing space under non-cancelable operating leases which expire on various dates through 2027. These leases generally contain scheduled rent increases or escalation clauses and renewal options. The Company recognizes rent expense on a straight-line basis over the lease period.

On October 4, 2018, the Company entered into an office lease (“San Francisco Lease”) to rent approximately 117,560 rentable square feet in San Francisco, California. The lease has a twelve-year term, which is expected to expire on August 31, 2031. The Company is entitled to one option to extend the San Francisco Lease for a five-year term, subject to certain requirements. For further details, refer to Note 13. Subsequent events.

The following table summarizes the Company’s future minimum lease payments as of September 30, 2018 (in thousands):

Period Ending December 31:
2018 (remainder of year)	$1,355
2019	5,346
2020	1,239
2021	406
2022	417
Thereafter	2,125
Total	$10,888

The Company’s rent expense was $1.4 million and $4.1 million for the three and nine months ended September 30, 2018, respectively, and $1.3 million and $3.8 million for the three and nine months ended September 30, 2017, respectively.

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

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company is subject to a financial covenant related to minimum trailing revenue targets that began in June 2017, and is tested on a semi-annual basis. The minimum net revenue covenant ranges from $44.7 million for the period ended June 30, 2017 to $102.6 million for the period ending December 31, 2021. To date all minimum revenue targets have been achieved. The minimum net revenues financial covenant has a 45-day equity cure period following required delivery date of the financial statements. Pursuant to this equity cure provision, the Company may cure a revenue covenant default by raising additional funds from the sale of equity. The Company was in compliance with loan covenants as of September 30, 2018. The loan matures in December 2021.

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

The debt balance as of September 30, 2018 and December 31, 2017 was $32.6 million and $32.5 million, respectively.

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

In August 2016, the Company obtained a $3.1 million standby letter of credit pursuant to the SVB Loan Agreement in connection with a lease for its San Francisco office

The SVB Loan Agreement requires the Company to maintain a minimum consolidated liquidity and minimum net sales during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. The Company was in compliance with loan covenants as of September 30, 2018. The obligations under the SVB Loan Agreement are collaterialized by substantially all assets of the Company and this security interest is governed by an intercreditor agreement between Pharmakon and SVB.

On October 23, 2018 , the Company entered into a Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“Third Amended and Restated SVB Loan Agreement”). Pursuant to the Third Amended and Restated SVB Loan Agreement, the Company also obtained a term loan (“SVB Term Loan”) for $35.0 million. The proceeds from the SVB Term Loan are to be primarily used to pay off the loan agreement with Biopharma Secured Investments III Holdings Cayman LP. In addition, under the Third Amended and Restated SVB Loan Agreement, the Company may borrow, repay, and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $25.0 million, with $11.0 million standby letter of credit sublimit available.

In October 2018, the Company obtained a $6.9 million standby letter of credit pursuant to the SVB Loan Agreement in connection with a lease for its San Francisco office. Refer to Note 13. Subsequent Events, for further information.

California HealthCare Foundation Note

In November 2012, the Company entered into a Note Purchase Agreement and Promissory Note with the California HealthCare Foundation, or (the “CHCF Note”), through which the Company borrowed $1.5 million. The CHCF Note accrued simple interest of 2.0%. The accrued interest and the principal was to mature in November 2016. In partial consideration for the issuance of the CHCF Note, the Company issued warrants to purchase 22,807 shares of the Company’s Series D convertible preferred stock.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In June 2015, the Company amended the CHCF Note to extend the maturity date to May 2018. The CHCF Note was subordinate to other debt. The debt balance, net of debt discount, as of December 31, 2017 was $1.5 million. In May 2018, the Company repaid the principal amount of $1.5 million and related $0.2 million in accrued interest on the CHCF Note.

8. Income Taxes

The Company did not record a provision or benefit for income taxes during the nine months ended September 30, 2018 and 2017, respectively, as it reported losses in each period which are not more likely than not to be realized. Due to the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.

At December 31, 2017, the Company had $0.9 million of unrecognized tax benefit, none of which, if recognized, would affect the effective tax rate as most of the unrecognized tax benefit is deferred tax assets currently offset by a valuation allowance.

A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. As of September 30, 2018, changes to the Company’s uncertain tax positions in the next twelve months that are reasonably probable are not expected to have a material impact on the Company’s financial position or results of operations.

9. Stockholders’ Equity

Common stock

The Company’s amended and restated certificate of incorporation dated October 25, 2016, authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends were declared through September 30, 2018.

The Company had reserved shares of common stock for issuance as follows:

	September 30,	December 31,
	2018	2017
Options issued and outstanding	2,205,126	2,601,181
Unvested restricted stock units	605,985	468,426
Common stock warrants issued and outstanding	4,857	4,857
Shares available for grant under future stock plans	5,657,190	4,650,669
Total	8,473,158	7,725,133

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10. Stock Incentive Plans

Equity Incentive Plan Activity

A summary of share-based awards available for grant under the 2016 Plan is as follows:

Awards Available for Grant
Balance at December 31, 2016	3,743,037
Additional options authorized	1,106,966
Awards granted	(837,436)
Awards forfeited	21,585
Balance at December 31, 2017	4,034,152
Additional options authorized	1,168,865
Awards granted	(607,269)
Awards forfeited	108,060
Awards withheld for tax purposes	25,517
Balance at September 30, 2018	4,729,325

The following table summarizes stock option activity under the 2006 and 2016 Plans:

		Options Outstanding
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2016	2,977,218	$6.16	6.93	$70,979
Options granted	465,271	$36.76
Options exercised	(827,556)	$4.11
Options forfeited	(13,752)	$14.43
Balances at December 31, 2017	2,601,181	$12.24	7.17	$113,958
Options granted	355,658	$67.97
Options exercised	(683,534)	$7.32
Options forfeited	(68,179)	$32.18
Balances at September 30, 2018	2,205,126	$22.14	7.21	$159,924
Options exercisable – September 30, 2018	1,296,158	$9.32	6.29	$110,608
Options vested and expected to vest – September 30, 2018	2,151,796	$21.48	7.17	$157,476

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock.

During the nine months ended September 30, 2018 and 2017, the Company granted options with a weighted-average grant date fair value of $32.23 and $18.50 per share, respectively.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Stock-Based Compensation

Employee Stock Options Valuation

The fair value of employee and director stock options was estimated at the date of grant using a Black-Scholes option valuation model with the weighted average assumptions below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected term (in years)	6.1	6.1	6.1	6.1
Expected volatility	44.7%	46.9%	45.8%	52.1%
Risk-free interest rate	2.85%	1.94%	2.74%	2.07%
Dividend yield	0.0%	0.0%	0.0%	0.0%

Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the statements of operations and comprehensive loss for all periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$86	$36	$224	$112
Research and development	801	446	2,158	1,198
Selling, general and administrative	3,324	2,249	9,152	5,714
Total stock-based compensation expense	$4,211	$2,731	$11,534	$7,024

As of September 30, 2018, there was total unamortized compensation costs of $15.3 million, net of estimated forfeitures, related to unvested stock options which the Company expects to recognize over a period of approximately 2.4 years, $21.1 million, net of estimated forfeitures, related to unrecognized restricted stock unit (“RSU”) expense, which the Company expects to recognize over a period of 2.4 years, and $0.6 million unrecognized ESPP expense, which the Company will recognize over 0.7 years.

12. Net Loss Per Common Share

As the Company had net losses for the three and nine months ended September 30, 2018 and 2017, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share attributable to holders of common stock (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(10,244)	$(6,524)	$(33,567)	$(18,271)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	24,059,010	22,811,907	23,764,153	22,446,399
Net loss per common share, basic and diluted	$(0.43)	$(0.29)	$(1.41)	$(0.81)

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the three and nine months ended September 30, 2018 and 2017, because their inclusion would be anti-dilutive:

	As of September 30,
	2018	2017
Options to purchase common stock	2,205,126	2,765,902
RSUs issued and unvested	605,985	453,063
Warrants to purchase common stock	4,857	127,918
Total	2,815,968	3,346,883

13. Subsequent Events

Debt refinance

On October 23, 2018, the Company entered into the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“Third Amended and Restated SVB Loan Agreement”). This Agreement amends and restates the Second Amended and Restated Loan and Security Agreement between the Company and Silicon Valley Bank (“SVB”) dated December 4, 2015, as amended by the First Loan Modification Agreement between the Company and SVB dated August 22, 2016.

Pursuant to the Third Amended and Restated SVB Loan Agreement, the Company obtained a term loan (“SVB Term Loan”) for $35.0 million. Total proceeds from the SVB Term Loan were used to pay off the loan agreement with Biopharma Secured Investments III Holdings Cayman LP, or Pharmakon, totaling $35.8 million. The Company incurred a prepayment premium fee of $1.0 million and additional consideration related to prepayment of $1.5 million. The Company will make interest-only payments through August 31, 2020, followed by 36 monthly payments of principal plus interest on the SVB Term Loan. Interest charged on the SVB Term Loan will be the greater of (a) a floating rate based on the “Prime Rate” published by The Wall Street Journal minus 0.75%, or (b) 4.25%.

Under the Third Amended and Restated SVB Loan Agreement, the Company may borrow, repay, and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $25.0 million, which includes an $11.0 million standby letter of credit sublimit availability. In October 2018, a $6.9 million letter of credit was obtained in connection with a lease for the Company’s San Francisco headquarters. Any principal amount outstanding under the Third Amended and Restated SVB Loan Agreement revolving credit line shall bear interest at an amount that is the greater of (a) a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” or (b) 5.00%. The Company may borrow up to 75% of eligible accounts receivable, up to the maximum of $25.0 million.

San Francisco Lease

On October 4, 2018, the Company entered into an office lease (“San Francisco Lease”) to rent approximately 117,560 rentable square feet in San Francisco, California, which will become the Company’s new headquarters. The Company’s current headquarters is in the same building as the San Francisco Lease.

The lease has a twelve-year term, which will expire on August 31, 2031. The Company is entitled to one option to extend the San Francisco Lease for a five-year term, subject to certain requirements. In addition, the landlord will provide a tenant improvement allowance of up to $2.4 million for leasehold improvements in connection with cost of construction of the initial alterations within the premises.

Annual rental payments will be $10.0 million, with a 3% increase each year. The fair value of the lease to be capitalized in 2019 in accordance with Accounting Standards Codification 842 has not yet been determined.

The Company has obtained a standby letter of credit in the amount of $6.9 million, which may be drawn down by the landlord to be applied for certain purposes upon the Company’s breach of any provisions under the San Francisco Lease.

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
•

the easy-to-read Zio report, a curated summary of findings that includes high quality and clinically-actionable information, which is sent directly to a patient’s physician and can be integrated into a patient’s electronic health record

We receive revenue for the Zio service primarily from two sources: third-party payors and institutions. Third-party payors, which accounted for approximately 87% and 81% of our revenue for the nine months ended September 30, 2018 and 2017, respectively, consist of commercial payors and government agencies, such as the Centers for Medicare & Medicaid Services, or CMS, and the Veterans Administration, or the VA. Our revenue in the third-party commercial payor category is primarily contracted, which means we have entered into pricing contracts with these payors. Approximately 38% and 38% of our total revenue for the nine months ended September 30, 2018 and 2017, respectively, is received from federal government agencies under established reimbursement codes. A small portion of this revenue is received from patients in accordance with their insurance co-payments and deductibles. Institutions, which are typically hospitals, clinics, or private physician practices, accounted for approximately 13% and 19% of our revenue for the nine months ended September 30, 2018 and 2017, respectively. We bill these organizations directly for our services and they are responsible for paying those invoices and seeking reimbursement from third-party payors where applicable. In addition, a small percentage of patients whose physicians prescribe the Zio service pay us directly. We rely on a third-party billing partner, XIFIN, Inc., to submit patient claims and collect from commercial, certain government agencies, and patients.

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

We expect our revenue to increase as we increase the number of covered and contracted lives for our Zio service, expand our sales and marketing infrastructure, increase awareness of our product offerings, expand the range of indications for our Zio service and develop new products and services. We are subject to seasonality similar to other companies in our field, as vacations by physicians and patients tend to affect enrollment in the Zio service more during the summer months and during the end of calendar year holidays compared to other times of the year.

Cost of Revenue and Gross Margin

Cost of revenue is expensed as incurred and includes direct labor, material costs, equipment and infrastructure expenses, amortization of internal-use software, allocated overhead, and shipping and handling. Direct labor includes payroll and personnel-related costs involved in manufacturing, data analysis, and customer service. Material costs include both the disposable materials costs of the Zio monitors and amortization of the re-usable printed circuit board assemblies, or PCBAs. Each Zio monitor includes a PCBA, the cost of which is amortized over the anticipated number of uses of the board. We expect cost of revenue to increase in absolute dollars to the extent our revenue grows.

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including increased contracting with third-party payors and institutional providers. Historically, we have increased our average selling price by entering into contracts with third-party commercial payors at rates that were higher than amounts typically collected from payors without contracts or from institutional customers. We have in the past been able to increase our pricing as third-party payors become more familiar with the benefits of the Zio service and move to contracted pricing arrangements. We believe we will be able to continue to achieve pricing increases as more payors contract with us due to the benefits the Zio service provides compared to other available products. We expect to continue to decrease the cost of service per device by obtaining volume purchase discounts for our material costs and implementing scan-time algorithm improvements and software-driven and other workflow enhancements to reduce labor costs. We expect further decreases in the cost of service as we spread the fixed portion of our overhead costs over a larger number of units produced, which will result in a decrease in our per unit manufacturing costs.

Research and Development Expenses

We expense research and development costs as they are incurred. Research and development expenses include payroll and personnel-related costs, including stock-based compensation, consulting services, clinical studies, laboratory supplies and allocated facility overhead costs. We expect our research and development costs to increase in absolute dollars as we hire additional personnel to develop new product and service offerings and product enhancements.

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

Our general and administrative expenses consist primarily of payroll and personnel-related costs for executive, finance, legal and administrative personnel, including stock-based compensation. Other significant expenses include professional fees for legal and accounting services, consulting fees, recruiting fees, bad debt expense, third-party patient claims processing fees and travel expenses.

Interest Expense

Interest expense consists of cash and non-cash components. The cash component of interest expense is attributable to borrowings under our loan agreement with Biopharma Secured Investments III Holdings Cayman LP and amounts owed under the promissory note issued to California HealthCare Foundation which was paid in full in May 2018. The non-cash component consists of interest expense recognized from the amortization of debt discounts derived from the issuance of warrants and debt issuance costs capitalized on our balance sheets and, for 2017, “paid-in-kind” interest when debt payments were interest only and were added back to the debt balance.

Other Income, Net

Other income, net consists primarily of interest income which consists of interest received on our cash, cash equivalents and investments balances.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Revenue	$38,104	$25,035	$13,069	52%
Cost of revenue	9,949	6,920	3,029	44%
Gross profit	28,155	18,115	10,040	55%
Gross margin	74%	72%
Operating expenses:
Research and development	5,164	3,790	1,374	36%
Selling, general and administrative	32,739	20,308	12,431	61%
Total operating expenses	37,903	24,098	13,805	57%
Loss from operations	(9,748)	(5,983)	(3,765)	63%
Interest expense	(861)	(862)	1	0%
Other income, net	365	321	44	14%
Net loss and comprehensive loss	$(10,244)	$(6,524)	$(3,720)	57%

Revenue

Revenue increased $13.1 million, or 52%, to $38.1 million during the three months ended September 30, 2018 from $25.0 million during the three months ended September 30, 2017. The increase in revenue was attributable to the increase in volume of the Zio service performed as a result of the expansion of coverage and the increase in the number of payors under contract, increasing physician acceptance and expansion of our sales force as we continue to gain market acceptance for our Zio service.

Cost of Revenue and Gross Margin

Cost of revenue increased $3.0 million, or 44%, to $9.9 million during the three months ended September 30, 2018 from $6.9 million during the three months ended September 30, 2017. The increase in cost of revenue was primarily due to increased Zio service volume in 2018. This increase was partially offset by the reduction in costs to provide the Zio service, which was achieved through manufacturing efficiencies in the production of our device and reductions in cardiac technician labor costs through algorithm improvements and software driven workflow enhancements.

Gross margin for the three months ended September 30, 2018 increased to 74%, compared to 72% for the three months ended September 30, 2017. The increase was driven primarily by the reduction in the cost of the Zio service due to our continued efforts to lower manufacturing costs, fixed costs absorption and reduced labor costs per device through our algorithm improvements and software-driven and other workflow enhancements.

Research and Development Expenses

Research and development expenses increased $1.4 million, or 36%, to $5.2 million during the three months ended September 30, 2018 from $3.8 million during the three months ended September 30, 2017, which was driven by incremental costs related to Zio AT as well as other product development efforts. The increase was primarily attributable to a $0.9 million increase in payroll and personnel-related expenses as a result of increased headcount, and $0.4 million for allocated facility-related expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $12.4 million, or 61%, to $32.7 million during the three months ended September 30, 2018 from $20.3 million during the three months ended September 30, 2017. The increase was primarily attributable to a $9.0 million increase in payroll and personnel-related expenses as a result of increased headcount to support the growth in our operations, which included an increase of $3.6 million in commissions and bonus primarily as a result of increased revenues, as well as an additional $1.0 million increase of bad debt expense.

A significant amount of selling, general, and administrative incremental spend can be directly attributed to our continued focus on salesforce expansion and its support infrastructure to support our growth strategy.

Interest Expense

Interest expense was $0.9 million for the three months ended September 30, 2018, compared to $0.9 million for the three months ended September 30, 2017. There were no significant changes in our financing operations during the three months ended September 30, 2018.

Other Income, Net

Other income, increased to $0.4 million for the three months ended September 30, 2018, compared to $0.3 million for three months ended September 30, 2017. There were no significant changes within other income, net in 2018.

Comparison of the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Revenue	$104,138	$70,327	$33,811	48%
Cost of revenue	28,050	20,002	8,048	40%
Gross profit	76,088	50,325	25,763	51%
Gross margin	73%	72%
Operating expenses:
Research and development	13,747	9,187	4,560	50%
Selling, general and administrative	94,410	57,787	36,623	63%
Total operating expenses	108,157	66,974	41,183	61%
Loss from operations	(32,069)	(16,649)	(15,420)	93%
Interest expense	(2,580)	(2,522)	(58)	2%
Other income, net	1,082	900	182	20%
Net loss and comprehensive loss	$(33,567)	$(18,271)	$(15,296)	84%

Revenue

Revenue increased $33.8 million, or 48%, to $104.1 million during the nine months ended September 30, 2018 from $70.3 million during the nine months ended September 30, 2017. The increase in revenue was attributable to the increase in volume of the Zio service performed as a result of the expansion of coverage and the increase in the number of payors under contract, increasing physician acceptance and expansion of our sales force as we continue to gain market acceptance for our Zio service.

Cost of Revenue and Gross Margin

Cost of revenue increased $8.0 million, or 40%, to $28.1 million during the nine months ended September 30, 2018 from $20.0 million during the nine months ended September 30, 2017. The increase in cost of revenue was primarily due to increased Zio service volume in 2018. This increase was partially offset by the reduction in costs to provide the Zio service, which was achieved through manufacturing efficiencies in the production of our device and reductions in cardiac technician labor costs through algorithm improvements and software driven and other workflow enhancements.

Gross margin for the nine months ended September 30, 2018 increased to 73%, compared to 72% for the nine months ended September 30, 2017. The increase was driven primarily by the reduction in the cost of the Zio service due to our continued efforts to lower manufacturing costs, fixed costs absorption and reduced labor costs per device through our algorithm improvements and software-driven and other workflow enhancements.

Research and Development Expenses

Research and development expenses increased $4.6 million, or 50%, to $13.7 million during the nine months ended September 30, 2018 from $9.2 million during the nine months ended September 30, 2017, which was driven by incremental costs related to Zio AT as well as other product development efforts. The increase was primarily attributable to a $3.0 million increase in payroll and personnel-related expenses as a result of increased headcount, and $0.9 million in allocated facilities expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $36.6 million, or 63%, to $94.4 million during the nine months ended September 30, 2018 from $57.8 million during the nine months ended September 30, 2017. The increase was primarily attributable to a $24.9 million increase in payroll and personnel-related expenses as a result of increased headcount to support the growth in our operations, which included an increase of $5.2 million in commissions primarily due to an increase in revenues, and an increase of $3.4 million in stock-based compensation primarily due to an increase in our stock price, as well as a $3.8 million increase in professional services expenses, primarily as a result of an increase in accounting and auditing costs.

A significant amount of selling, general, and administrative incremental spend can be directly attributed to our continued focus on salesforce expansion and its support infrastructure to support our growth strategy.

Interest Expense

Interest expense was $2.6 million for the nine months ended September 30, 2018 compared with $2.5 million for the nine months ended September 30, 2017. There were no significant changes in our financing operations during the nine months ended September 30, 2018.

Other Income, Net

Other income, net increased $0.2 million, or 20%, to $1.1 million during the nine months ended September 30, 2018 from income of $0.9 million during the nine months ended September 30, 2017. The increase was primarily related to interest income related to our investment portfolio.

Liquidity and Capital Expenditures

Overview

As of September 30, 2018, we had cash and cash equivalents of $17.3 million and short-term investments of $63.8 million and an accumulated deficit of $188.8 million.

Our expected future capital requirements may depend on many factors including expanding our customer base, the expansion of our salesforce, and the timing and extent of spending on the development of our technology to increase our product offerings.

On October 23, 2018, we entered into a Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“Third Amended and Restated SVB Loan Agreement”). Pursuant to the Third Amended and Restated SVB Loan Agreement, we also obtained a term loan (“SVB Term Loan”) for $35.0 million. Total proceeds from the SVB Term Loan were used to pay off the loan agreement with Biopharma Secured Investments III Holdings Cayman LP, or Pharmakon. In addition, under the Third Amended and Restated SVB Loan Agreement, we may borrow, repay, and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $25.0 million, with an $11.0 million standby letter of credit sublimit availability. In October 2018, we obtained a $6.9 million letter of credit in connection with a lease for our San Francisco headquarters. Refer to Note 13. Subsequent Events, to the condensed consolidated financial statements for further information.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(24,720)	$(11,188)
Investing activities	29,846	(24,212)
Financing activities	3,546	4,095
Net increase (decrease) in cash and cash equivalents	$8,672	$(31,305)

Cash Used in Operating Activities

During the nine months ended September 30, 2018, cash used in operating activities was $24.7 million, which consisted of a net loss of $33.6 million, adjusted by non-cash charges of $21.7 million and a net change of $12.8 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of a change in stock based-based compensation of $11.5 million, and in allowance for doubtful accounts and contractual allowance of $8.9 million. The change in our net operating assets and liabilities was primarily due to an increase of $15.1 million in accounts receivable as a result of increased revenues.

During the nine months ended September 30, 2017, cash used in operating activities was $11.2 million, which consisted of a net loss of $18.3 million, adjusted by non-cash charges of $15.2 million and a net change of $8.1 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of a change in stock based-based compensation of $7.0 million, in allowance for doubtful accounts and contractual allowance of $5.9 million, non-cash interest expense of $1.2 million and depreciation and amortization of $1.1 million. The change in our net operating assets and liabilities was primarily due to an increase of $8.6 million in accounts receivable as a result of increased revenues.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities during the nine months ended September 30, 2018 was $29.8 million, which consisted primarily of $107.6 million in cash received from the maturities of available for sale investments, partially offset by purchases of available for sale investments of $74.1 million, and $3.7 million of capital expenditures to purchase property and equipment.

Cash used in investing activities during the nine months ended September 30, 2017 was $24.1 million, which consisted primarily of $90.2 million in purchases of investments, $2.7 million of capital expenditures to purchase property and equipment, which were partially offset by $68.7 million of maturities of investments.

Cash Provided by Financing Activities

During the nine months ended September 30, 2018, cash provided by financing activities was $3.5 million, primarily due to $6.7 million in proceeds from the issuance of common stock, partially offset by $1.6 million in tax withholding upon the vesting of Restricted Stock Units and $1.5 million in debt repayment.

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

We are subject to a financial covenant related to minimum trailing revenue targets that began in June 2017, and is tested on a semi-annual basis. The minimum net revenue covenant ranges from $44.7 million for the period ended June 30, 2017 to $102.6 million for the period ending December 31, 2021. To date all minimum revenue targets have been achieved. The minimum net revenues financial covenant has a 45-day equity cure period following required delivery date of the financial statements. Pursuant to this equity cure provision, we may cure a revenue covenant default by raising additional funds from the sale of equity. The Company was in compliance with loan covenants as of September 30, 2018. The loan matures in December 2021.

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

The debt balance as of September 30, 2018 and December 31, 2017 was $32.6 million and $32.5 million, respectively.

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

The SVB Loan Agreement requires us to maintain a minimum consolidated liquidity and minimum net sales during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. The Company was in compliance with loan covenants as of September 30, 2018. The obligations under the SVB Loan Agreement are collateralized by substantially all of our assets, and this security interest is governed by an intercreditor agreement between Pharmakon and SVB.

California HealthCare Foundation Note

In November 2012, we entered into a Note Purchase Agreement and Promissory Note with the California HealthCare Foundation, or (the “CHCF Note”), through which we borrowed $1.5 million. The CHCF Note accrued simple interest of 2.0%. In partial consideration for the issuance of the CHCF Note, the Company issued warrants to purchase 22,807 shares of the Company’s Series D convertible preferred stock.

In June 2015, the Company amended the CHCF Note to extend the maturity date to May 2018. In partial consideration for the amendment, the Company issued 8,552 warrants at an exercise price per share of $6.58 to purchase the Company’s Series D convertible preferred stock, which was converted into common stock warrants in connection with the Company’s initial public offering. The CHCF Note was subordinate to other debt. The debt balance, net of debt discount, as of December 31, 2017 was $1.5 million. In May 2018, the Company repaid the principal amount of $1.5 million and related $0.2 million in accrued interest on the CHCF Note.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. In July 2018, the FASB issued ASU No. 2018-11, which provides entities with an additional transition method to adopt Topic 842. Under the new transition method, an entity initially applies the new leases standard at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of the adoption of this standard, but expects that it will have a material impact on its consolidated financial statements. The Company has identified that the standard is expected to result in changes to current accounting policies, processes, and internal controls, with the most significant impact being to the balance sheet as a result of recognizing right of use assets and liabilities for existing real estate leases and embedded leases with suppliers. The Company will adopt the new guidance in the first quarter of fiscal 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.

Interest Rate Sensitivity

We had cash, cash equivalents and investments of $81.2 million as of September 30, 2018, which consisted of bank deposits, money market funds, U.S. government securities, corporate notes, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

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

We had total outstanding debt of $32.6 million, which is net of debt discount and debt issuance costs, as of September 30, 2018. The interest rates on our bank debt carries fixed interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

Foreign Currency Exchange Rate Sensitivity

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in British Pound Sterling. As of September 30, 2018, we do not consider this risk to be material. We do not utilize any forward foreign exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made.

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

We have incurred net losses since our inception in September 2006. For the three and nine months ended September 30, 2018 we had net losses of $10.2 million and $33.6 million, respectively, and for three and nine months ended September 30, 2017 we had net losses of $6.5 million and $18.3 million, respectively, and we expect to continue to incur additional losses. As of September 30, 2018, we had an accumulated deficit of $188.8 million. The losses and accumulated deficit were primarily due to the substantial investments we made to develop and improve our technology and products and improve our business and the Zio service through research and development efforts and infrastructure improvements. Over the next several years, we expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our Zio service, which includes Zio XT and Zio AT, and to develop additional arrhythmic detection and management products and services. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses or at all. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

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

For the nine months ended September 30, 2018, we received approximately 28% of our revenue from reimbursement for our Zio service by CMS. Under CMS guidelines for participation in the Medicare program CMS designates us as an independent diagnostic treatment facility (“IDTF”). CMS imposes extensive and detailed requirements on IDTFs, including but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities and how and where we provide our monitoring solutions. Our failure to comply with applicable CMS rules could result in a discontinuation of our reimbursement under the CMS payment programs, our being required to return funds already paid to us, civil monetary penalties, criminal penalties and/or exclusion from the CMS programs. In addition, regional Medicare Administrative Contractors, or MACs, change from time to time, which may result in changes to our reimbursement rates, increased administrative burden and reimbursement delay.

Changes in public health insurance coverage and CMS reimbursement rates for the Zio service could affect the adoption of the Zio service and our future revenue.

Government payors may change their coverage and reimbursement policies, as well as payment amounts, in a way that would prevent or limit reimbursement for our Zio service, which would significantly harm our business. Government and other third-party payors require us to report the service for which we are seeking reimbursement by using a Current Procedural Terminology, or CPT, code-set maintained by the American Medical Association. For Zio XT we have secured through 2022 temporary CPT codes used for newly introduced technologies and specific to our category of diagnostic monitoring.  The fees associated with these temporary CPT codes are also temporary and may be modified by CMS.  Relative to the CMS applicable fees after 2022, it is incumbent upon us to successfully secure permanent CPT codes from the AMA by 2022, which are valued by CMS and remain mostly unchanged for five years after the values are initially determined.  To the extent CMS reduces its reimbursement rates for the Zio XT service, third-party payors may reduce the rates at which they reimburse the Zio XT service, which could adversely affect our revenue.

Determinations of which products or services will be reimbursed under Medicare can be developed at the national level through a national coverage determination, or an NCD, by CMS, or at the local level through a local coverage determination, or an LCD, by one or more of the regional Medicare Administrative Contractors, or MACs, which are private contractors that process and pay claims on behalf of CMS for different regions. In the absence of an NCD, as is the case with the Zio XT service, the MAC with jurisdiction over a specific geographic region will have the discretion to make an LCD and determine the fee schedule and reimbursement rate associated with temporary CPT codes, and regional LCDs may not always be consistent among all MACs or regions within the US. We have in the past been, and in the future may be, required to respond to potential changes in reimbursement rates for our products. Reductions in reimbursement rates, if enacted, could have a material adverse effect on our business. Further, a reduction in coverage by Medicare could cause some commercial third-party payers to implement similar reductions in their coverage or level of reimbursement of the Zio service. Given the evolving nature of the healthcare industry and on-going healthcare cost reforms, we are and will continue to be subject to changes in the level of Medicare coverage for our products, and unfavorable coverage determinations at the national or local level could adversely affect our business and results of operations.

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

We receive a substantial portion of our revenue from third-party private commercial payors, such as medical insurance companies. These commercial payors may reimburse our products, including the Zio service, at inadequate rates, suspend or discontinue reimbursement at any time or require or increase co-payments from patients. Any such actions could have a negative effect on our revenue and the revenue of providers prescribing our products. Physicians may not prescribe our products unless payors reimburse a substantial portion of the submitted costs, including the physician’s, hospital’s or clinic’s charges related to the application of certain products, including the Zio monitor and the interpretation of results which may inform a diagnosis. Additionally, certain payors may require that physicians prescribe another arrhythmia diagnostic monitoring option prior to prescribing a Zio service. There is significant uncertainty concerning third-party reimbursement of any new product or service until a contracted rate is established. Reimbursement by a commercial payor may depend on a number of factors, including a payor’s determination that the prescribed service is:

•	not experimental or investigational
•	appropriate for the specific patient
•	cost effective
•	supported by peer-reviewed publications
•	advocated by key opinion leaders

Since each payor makes its own decision as to whether to establish a policy concerning reimbursement or enter into a contract with us to set the price of reimbursement, seeking reimbursement on a payor-by-payor basis is a time consuming and costly process to which we dedicate substantial resources. If we do not dedicate sufficient resources to establishing contracts with third-party commercial payors, or continue to validate the clinical value of Zio services through studies and physician adoption, the amount that we are reimbursed for our products may decline, our revenue may become less predictable, and we will need to expend more efforts on a claim-by-claim basis to obtain reimbursement for our products.

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
•

key components of the Zio monitors are provided by a single supplier or limited number of suppliers, and we do not maintain large inventory levels of these components; if we experience a shortage or quality issues in any of these components, we would need to identify and qualify new supply sources, which could increase our expenses and result in manufacturing delays

•

Global demand and supply factors concerning commodity components common to all electronic circuits, including Zio devices, could result in shortages that manifest as extended lead times for circuit boards, which could limit our ability to sustain and/or grow our Zio business

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

Billing for IDTF services is complex, time consuming and expensive. Depending on the billing arrangement and applicable law, we bill several types of payors, including CMS, third-party commercial payors, institutions and patients, which may have different billing requirements procedures or expectations. We also must bill patient co-payments, co-insurance and deductibles. We face risk in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles, which could adversely affect our business, financial condition and results of operations.

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

In the third quarter of 2018, we recognized approximately ten percent of our revenue from non-contracted third-party payors, and as a result, our quarterly operating results are difficult to predict.

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

Large competitors in the ambulatory cardiac market include companies that sell standard Holter monitor equipment such as GE Healthcare, Philips Healthcare, Mortara Instrument, Inc., Spacelabs Healthcare, Inc. and Welch Allyn Holdings, Inc., which was acquired by Hill-Rom Holdings, Inc. Additional competitors, such as BioTelemetry, Inc., offer Holter and event, and mobile telementry monitors, and also function as service providers. These companies have also developed other patch-based mobile cardiac monitors that have recently received FDA and foreign regulatory clearances. For example, LifeWatch AG, which was acquired by BioTelemetry in July 2017, received FDA clearance and CE mark for its mobile cardiac telemetry monitoring patch in January 2016 and December 2015, respectively. In addition, in July 2016, BioTelemetry, Inc. announced FDA clearance for its own patch-based mobile cardiac telemetry monitor and in April 2016 BioTelemetry acquired the ePatch extended cardiac monitor through its acquisition of the ePatch division of DELTA Danish Electronics Light and Acoustics. There are also several small start-up companies trying to compete in the patch-based cardiac monitoring space. We have seen a trend in the market for large medical device companies to acquire, invest in or form alliances with these smaller companies in order to diversify their product offerings and participate in the digital health space. For example, in 2014 Medtronic plc acquired Corventis, Inc. Future competition could come from makers of wearable fitness products or large information technology companies focused on improving healthcare. For example, Apple Inc. recently added capability to measure non-continuous ECG on its watch platform and to alert users to the potential presence of irregular heart beats suggestive of asymptomatic Atrial Fibrillation. These competitors and potential competitors may introduce new products that compete with our Zio service. Many of our competitors and potential competitors have significantly greater financial and other resources than we do and have well-established reputations, broader product offerings, and worldwide distribution channels that are significantly larger and more effective than ours. If our competitors and potential competitors are better able to develop new ambulatory cardiac monitoring solutions than us, or develop more effective or less expensive cardiac monitoring solutions, they may render our current Zio service obsolete or non-competitive. Competitors may also be able to deploy larger or more effective sales and marketing resources than we currently have. Competition with these companies could result in price cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

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

As of September 30, 2018, we had $32.6 million outstanding under our credit facilities consisting of our loan agreements with Pharmakon and SVB. We must make significant annual debt payments under the loan agreements, which will divert resources from other activities. Our debt with Pharmakon and SVB is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The covenants in these loan agreements, as well as in any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control and future breaches of any of these covenants could result in a default under the loan agreements. If not waived, future defaults could cause all of the outstanding indebtedness under the loan agreements and the promissory note to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

We depend on our senior management team and the loss of one or more key employees or an inability to attract and retain highly skilled employees could harm our business.

Our success depends largely on the continued services of key members of our executive management team and others in key management positions. For example, the services of Kevin M. King, our Chief Executive Officer, Karim Karti, our Chief Operating Officer, and Matthew C. Garrett, our Chief Financial Officer, are essential to formulating and executing on corporate strategy and to ensuring the continued operations and integrity of financial reporting within our company. In addition, the services provided by David A. Vort, our Executive Vice President of Sales, are critical to the growth that we have experienced in the sales of our Zio service. Our employees may terminate their employment with us at any time. If we lose one or more key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy. We do not currently maintain key person life insurance policies on these or any of our employees.

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

•	obtaining and sustaining regulatory approvals where required for the sale of our products and services in various countries
•	requirements to maintain data and the processing of that data on servers located within such countries
•	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems
•	logistics and regulations associated with shipping and returning our Zio monitors following use
•	limits on our ability to penetrate international markets if we are required to process the Zio service locally
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

•	compliance risks associated with General Data Protection Regulation (“GDPR”) enacted to protect the privacy of all individuals in the European Union and addresses export of the data outside of the EU.

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

The ECG data that is gathered through our Zio monitors is curated by algorithms that are part of our Zio service and a Zio report is delivered to the prescribing physician for diagnosis. The continuous development, maintenance and operation of our machine-learned backend data analytics engine is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors, for example, with new capabilities incorporating Artificial Intelligence. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary algorithms from operating properly. If our data analytics platform does not function reliably or fails to meet physician or payor expectations in terms of performance, physicians may stop prescribing the Zio service and payors could attempt to cancel their contracts with us.

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

The analysis we perform to create the diagnostic report for the Zio service is dependent upon a recording made by each device, which requires the physical return of the Zio monitor to one of our clinical centers. We predominantly rely on the U.S. Postal Service, or USPS, to perform this delivery service. Delivery of the Zio monitor to one of our clinical centers may be subject to disruption by natural disasters such as earthquake or flooding, labor disagreements or errors on behalf of USPS staff, or other disruption to the USPS delivery infrastructure. Further, for the Zio AT monitor, we rely on the provision of cellular communication services for the timely transmission of patient information and reportable events. Once received, all data from both Zio XT and AT devices is processed, curated and reported on through cloud-computing resources. The reliability of these communication and cloud services is also subject to natural disasters, labor disruptions, human error, and infrastructure failure.

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

In the ordinary course of our business, we and our third-party billing and collections provider, XIFIN, collect, process, and store sensitive data, including legally-protected personally identifiable health information about patients in the United States. This personally identifiable information may include, among other information, names, addresses, phone numbers, email addresses, payment account information, age, gender, and heart rate data. We also process and store, and use additional third parties to process and store, sensitive intellectual property and other proprietary business information, including that of our customers, payors and collaborative partners. Our patient information is encrypted but not de-identified. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based computing center systems. These applications and data encompass a wide variety of business critical information, including research and development information, commercial information and business and financial information.

We are highly dependent on information technology networks and systems, including the internet and services hosted by Amazon Web Services and other third party service providers, to securely process, transmit and store this critical information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns, or unauthorized disclosure or modifications of confidential information involving patient health information to become publicly available. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information, including executing Business Associates Agreements with applicable vendors. Although we take measures to protect sensitive information from unauthorized access or disclosure, cyber-attacks are becoming more sophisticated and frequent, and our information technology and infrastructure, and that of XIFIN and other 3rd parties we utlize to process or store data, may be vulnerable to viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, attacks by hackers, breaches due to employee error, malfeasance, or misuse, or similar disruptions from unauthorized tampering. While we have implemented data privacy and security measures that we believe are compliant with applicable privacy laws and regulations, some confidential and protected health information, is transmitted to us by third parties, who may not implement adequate security and privacy measures. Further, if third party service providers that process or store data on our behalf experience security breaches or violate applicable laws, agreements, or our policies, such events may also put our information at risk and could in turn have an adverse effect on our business.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements with employees and third parties to protect our intellectual property rights. As of September 30, 2018, we owned, or retained exclusive license to, ten issued U.S. patents, the earliest of which will expire in 2028. As of September 30, 2018, we also owned, or retained an exclusive license to, four issued patents from the Japan Patent Office, two issued patents from the patent offices in each of Australia, Canada and the European Union, and one issued patent from the Korean patent office. The earliest expiration date of these international patents is 2027. As of September 30, 2018, we had twenty-three pending patent applications globally, including seven in the United States, five in the European Union, four in Japan, two in each of Korea and Canada, and one in each of Australia, China and India. Our patents and patent applications include claims covering key aspects of the design, manufacture and use of the Zio monitor and the Zio service.

We rely, in part, on our ability to obtain and maintain patent protection for our proprietary products and processes. The process of applying for and obtaining a patent is expensive, time consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions where protection may be commercially advantageous, or we may not be able to protect our proprietary rights at all. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. In addition, the issuance of a patent does not ensure that it is valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Issued international patents may carry a requirement to “work” a patent in the applicable geography; failure to do so could lead to loss of the patent or the requirement to accept licensing terms, both of which would be favorable to competition. Furthermore, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own products and practicing our own technology. Alternatively, third parties may seek approval to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or agency with jurisdiction may find our patents invalid or unenforceable; competitors may then be able to market products and use manufacturing and analytical processes that are substantially similar to ours. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

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
•

the federal Physician Payment Sunshine Act, or Open Payments, created under the Affordable Care Act, and its implementing regulations, which requires manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services, information related to payments or other transfers of value made to licensed physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information; HIPAA also created criminal liability for knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services

•

The GDPR is Europe's new framework for data protection laws – it replaces the previous 1995 data protection directive. The legislation is designed to "harmonise" data privacy laws across Europe as well as give greater protection and rights to individuals. An element of the GDPR is the ability for regulators to fine businesses that don't comply with it.

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

Our research and development and manufacturing operations may involve the use of hazardous substances and are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to the storage, use, discharge, disposal, remediation of, and human exposure to, hazardous substances and the sale, labeling, collection, recycling, treatment and disposal of products containing hazardous substances. Liability under environmental laws and regulations can be joint and several and without regard to fault or negligence. Compliance with environmental laws and regulations may be expensive and noncompliance could result in substantial liabilities, fines and penalties, personal injury and third-party property damage claims and substantial investigation and remediation costs. Environmental laws and regulations could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We cannot assure you that violations of these laws and regulations will not occur in the future or have not occurred in the past as a result of human error, accidents, equipment failure or other causes. The expense associated with environmental regulation and remediation could harm our financial condition and operating results.

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

iRhythm Technologies, Inc.

Date: October 30, 2018	By:	/s/ Kevin M. King
Kevin M. King
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2018	By:	/s/ Matthew C. Garrett
Matthew C. Garrett
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)