Form 10-K
period 2018-12-31
iRhythm Technologies, Inc.
filed 2019-03-04
CIK 1388658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 29, 2018, was approximately $1,743.2 million.

The number of shares of Registrant’s Common Stock outstanding as of February 22, 2019 was 24,463,561.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statements for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018.

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

PART I

Item 1. Business.

Overview

We are a digital healthcare company redefining the way cardiac arrhythmias are clinically diagnosed by combining our wearable biosensing technology with cloud-based data analytics and deep-learning capabilities. Our goal is to be the leading provider of ambulatory electrocardiogram (“ECG”) monitoring for patients at risk for arrhythmias. We have created a full portfolio of ambulatory cardiac monitoring services on a unique platform, called the Zio service, which combines an easy-to-wear and unobtrusive biosensor that can be worn for up to 14 consecutive days with powerful proprietary algorithms that distill data from millions of heartbeats into clinically actionable information. We believe that the Zio service allows physicians to diagnose many arrhythmias more quickly and efficiently than traditional technologies and avoid multiple indeterminate tests. Early detection of heart rhythm disorders, such as atrial fibrillation (“AF”) and other clinically relevant arrhythmias, allows for appropriate medical intervention and helps avoid more serious downstream medical events, including stroke. Since receiving clearance from the Food and Drug Administration (“FDA”) in 2009, we have provided the Zio service to over one million patients and have collected approximately 400 million hours of curated heartbeat data, creating what we believe to be the world’s largest repository of ambulatory ECG patient data. This data provides us with a competitive advantage by informing our proprietary deep-learned algorithms, which may enable operating efficiencies, gross margin improvement and business scalability. We believe the Zio service is well aligned with the goals of the U.S. healthcare system: improving population health, enhancing the patient care experience and reducing per-capita cost.

According to the Centers for Disease Control and Prevention, approximately 11 million patients in the United States have a heart rhythm disorder, or arrhythmia. The most common sustained type of arrhythmia is AF. The American Heart Association (“AHA”), estimates that as many as six million people in the United States have AF and individuals with AF are five times more likely to suffer a stroke. However, the National Stroke Association (“NSA”) estimates that up to 80% of strokes suffered by people with AF are preventable with early detection and proper treatment.

The ambulatory cardiac monitoring market is well-established with an estimated 4.6 million diagnostic tests performed annually in the United States, which we believe to be an existing $1.8 billion market opportunity for our Zio service. Traditional ambulatory cardiac monitoring tools used by physicians for diagnosing patients with suspected arrhythmias, such as Holter and cardiac event monitors, are constrained by one or more of the following: short prescribed monitoring times, non-continuous data collection and reporting, cumbersome equipment and low patient compliance. As an example of these traditional constraints, patients often remove these traditional monitors when sleeping, showering or exercising, leading to failure to capture critical data. These limitations contribute to incomplete diagnoses and repeat testing, which in turn result in suboptimal patient care and higher costs to the health system.

While some existing products may address a subset of these limitations, we believe the Zio service provides a comprehensive solution that addresses all of these limitations and offers a clear value proposition to patients, providers, and payors by providing an easy-to-use, clinically proven, cost-effective platform solution. Our Zio service is prescribed by physicians for both identifying arrhythmias as well as for identifying risk factors which may be associated with a previously-identified arrhythmia. It improves physician management and diagnosis of arrhythmias by providing a patient-friendly wearable biosensor, curating and analyzing voluminous uninterrupted continuous ECG data, and ultimately creating a concise report that is used by the physician to make a diagnosis that can be integrated into a patient’s electronic health record. We believe our Zio service can continue taking significant market share from the existing ambulatory cardiac monitoring market and expand the market for new clinical use cases and indications. We believe the Zio service has the potential to supplant traditional technology and become the primary monitoring option for patients who are candidates for ambulatory cardiac monitoring due to its ability to detect more arrhythmias with a high degree of clinical accuracy, which allows for earlier changes in clinical patient management.

The Zio service consists of:

•

wearable patch-based biosensors, Zio XT and Zio AT monitors, which continuously record and store ECG data from every patient heartbeat for up to 14 consecutive days. Zio AT offers the option of timely transmission of data during the prescribed wear period

•	cloud-based analysis of the recorded cardiac rhythms using our proprietary, deep-learned algorithms
•	a final quality assessment review of the data by our certified cardiographic technicians
•

an easy-to-read Zio report, a curated summary of findings that includes high quality and clinically-actionable information which is sent directly to a patient’s physician and can be integrated into a patient’s electronic health record

We refer to both the Zio AT monitor, and the Zio XT monitor herein as our Zio monitor(s), unless otherwise specified.

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

Over one million patients have utilized the Zio service since its commercialization, and as of December 31, 2018, we have achieved both policy coverage and, where applicable, contracts with the majority of payors in the United States including the Centers for Medicare & Medicaid Services (“CMS”) and other government agencies. Over 95% of patients in the U.S. are able to access reimbursed Zio services through our third-party payor contracts, our IDTF participation status with CMS, and self-pay programs when excluding state Medicaid programs. We have designed a comprehensive strategy to allow us to compete favorably in the ambulatory cardiac monitoring market, which includes capturing market share from existing monitoring devices as well as expanding the market through new indications. We expect to drive sales and margin growth in our business by expanding our sales organization, securing additional contracts with commercial payors, maintaining technology leadership through research and development, and continuing to build clinical evidence supporting the benefits of the Zio service.

We have collected approximately 400 million hours of curated heartbeat data, creating what we believe to be the world’s largest repository of annotated, continuous ambulatory ECG recordings with contextual patient information. This extensive database, along with our proprietary analytic platform, differentiates the Zio service and gives us a competitive advantage. We will continue to seek opportunities to capitalize on our product design, proprietary analytic capabilities and data repository to capture additional opportunities in the digital healthcare market.

We are a vertically-integrated company headquartered in San Francisco, California, and we have additional commercial operations and facilities in Lincolnshire, Illinois and Houston, Texas. We manufacture our devices in Cypress, California. As of December 31, 2018, we had 748 full-time employees. Our revenue was $147.3 million and $98.5 million for the years ended December 31, 2018 and 2017, respectively and we incurred a net loss of $48.3 million and $29.4 million for those same periods.

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

Early detection of AF is critical in optimizing patient care, delivering earlier treatment to help avoid further adverse clinical events, managing symptoms caused by AF, and reducing the total public health burden of treating stroke. The AHA and American Stroke Association (“ASA”) have published treatment guidelines for patients diagnosed with AF to manage heart rhythm and rate and prevent stroke. These early treatments include:

•	medications such as oral anticoagulants, new variations of which have been shown in multiple recent studies to safely reduce stroke rates by 60%
•	treatment with anti-arrhythmic drugs
•	interventions such as cardiac ablation therapy to help control heart rhythm and rate

Atrial fibrillation burden, the amount of time a patient spends in AF during a monitoring period, has been identified in the clinical community as an important measure for determining appropriate and effective therapeutic interventions to manage patients with AF and assessing stroke risk. The calculated AF burden is only as good as the data available for analysis during the monitoring period. Since the most common type of AF occurs intermittently, long-term continuous patch-based monitoring, such as the Zio service, more accurately measures AF burden because every heartbeat is recorded without interruption during the entire monitoring period. A study to determine the correlation between AF burden, as measured by the Zio service, and the risk of stroke in patients was published in JAMA Cardiology in May 2018. Using this data in combination with electronic health record data from 1,965 patients at two large integrated health care delivery systems, the researchers concluded that an increase in the burden of AF is independently associated with a higher risk of ischemic stroke and arterial thromboembolism (“TE”) in patients who are not taking anticoagulant medication. An AF burden of 11.4% or higher was associated with more than three-fold increased risk for stroke or TE event after adjusting for either CHA2DS2-VASc or ATRIA scores, two tools physicians use to assess stroke risk.

The Zio monitors were designed specifically to be patient-friendly to facilitate high patient compliance and allow data to be recorded uninterrupted and continuously for up to 14 days. Other non-invasive monitoring modalities are limited due to intermittent monitoring, short prescribed monitoring periods and patient compliance issues due to removal of the device during the monitoring period.

Ambulatory Cardiac Monitoring Overview

Arrhythmia symptoms are generally monitored either in a physician’s office or healthcare facility or remotely with the use of ambulatory cardiac monitoring devices. Typically, physicians will administer a resting ECG in their offices to record and analyze the electrical impulses of patients’ hearts. If physicians determine that patients require monitoring for a longer period of time to generate a diagnosis, they have historically prescribed an ambulatory cardiac monitoring device such as a Holter monitor. If the diagnosis is not definitive following the first monitoring period, physicians may prescribe a repeat Holter monitoring period, or alternatively, prescribe event monitors, mobile cardiac telemetry or implantable loop recorders. Physicians also use frequency and acuity of symptoms to determine which monitoring device to prescribe. Some physicians own their own ambulatory cardiac monitoring devices and provide ambulatory monitoring services directly to their patients, while others outsource these services to third-party providers.

Holter Monitors

Holter monitors are non-invasive, ambulatory, battery-operated monitoring products that continuously record the ECG data of a patient, during a typical prescribed wear period of 24 to 48 hours. A Holter monitor consists of a recorder, electrodes that are attached to the patient’s chest and wires, or electrode leads, connecting the electrodes to the recorder. After the prescribed wear period, the data recorded by the device is delivered by hand, mail or internet for processing and analysis by the physician’s office or a third-party provider. Holter monitors are typically prescribed for patients who experience daily symptoms. For patients with suspected arrhythmias, Holter monitors have a relatively low diagnostic yield of approximately 24% due to a limited prescribed wear period of typically no more than 48 hours and low patient compliance, likely resulting from bulky equipment and cumbersome electrode leads. The low diagnostic yield is also attributable to missing data, because patients typically remove the electrodes and disconnect their Holter monitors in order to shower, sleep and exercise.

Cardiac Event Monitors and Mobile Cardiac Telemetry

Cardiac event monitoring is another type of non-invasive, ambulatory monitoring. Event monitoring differs from Holter monitoring in that the monitor is prescribed and worn for a longer period of time, up to 30 days, and the data recorded during the wear period is symptom driven. Event monitors generally record several minutes of activity at a time and then start over, a process referred to as memory loop recording. There are many types of event recorders available with a range of features including patient-triggered or auto-detected symptom recording, and manual data transmission or auto-send. Typically, physicians prescribe event monitors for patients with lower acuity symptoms. Mobile cardiac telemetry, also known as MCT, is another form of event monitor that usually uses wireless technology, such as a cell phone network, to transmit event data during the wear period for both patient-triggered and auto-detected events to a monitoring facility where the ECG data is analyzed and the facility determines if physicians should be notified in the case of significant events. Typically, physicians prescribe MCT for patients with higher acuity symptoms such as syncope, or fainting, that require more timely notification and actions.

Event and mobile cardiac monitors have several limitations, including limited data storage, the lack of trend data, and poor patient compliance due to electrode replacement, bulky equipment and the fact the patient must both activate and transmit events in some cases. Additionally, MCT technology has unique limitations including the need for patients to keep the transmitter close at all times and frequently change the battery or recharge the device to ensure timely transmissions as well as notifications sent to physicians of non-actionable events. These limitations can severely impact a physician’s ability to provide a timely diagnosis and result in a lower diagnostic yield. More recently, there have been new MCT products introduced to the market that include patch-based or combined recorder-transmitter features to try and address some of these limitations.

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

Limitations of Traditional Ambulatory Cardiac Monitors

Limitations of the various types of traditional ambulatory cardiac monitors can include the following:

•	short prescribed monitoring periods leading to low diagnostic yield
•	non-continuous and interrupted data collection, resulting in an incomplete picture of a patient’s arrhythmia experience
•	bulky monitoring equipment with dangling electrode leads causing discomfort and low patient compliance
•	the need to use multiple, often times costly, diagnostic options that would not be necessary if initial tests had produced a higher diagnostic yield
•	the generation of excessive and uncurated data for the physician to analyze
•	over notification of non-actionable events

We believe there is a significant opportunity for a disruptive arrhythmia monitoring solution that offers a portfolio of ambulatory cardiac monitoring services on a single platform that is cost-effective and provides certainty in a single test obtained through uninterrupted continuous monitoring, combined with patient-friendly design, to enhance compliance and simplify the monitoring experience while maximizing diagnostic yield.

Our Solution

We have developed an uninterrupted, continuous ambulatory cardiac monitoring platform known as the Zio service that provides continuous ambulatory cardiac monitoring for both Zio XT and Zio AT. The FDA-cleared Zio service combines a wire-free, patch-based, 14-day wearable biosensor with a proprietary cloud-based data analytic platform to help physicians monitor patients and diagnose arrhythmias with a high degree of accuracy. Since commercialization, over one million patients have utilized the Zio service and we have collected approximately 400 million hours of heartbeats, creating what we believe to be the world’s largest repository of curated ambulatory ECG patient data.

While wearing either the Zio XT or Zio AT monitor, patients have the ability to mark when symptoms occur by pressing a trigger button on the device, and separately recording contextual data like activities and circumstances in a symptom diary or digitally via the myZio application. This allows physicians to match symptoms and activity with ECG data. Following the wear period, the monitor is returned and data is uploaded to our secure cloud and run through our proprietary, deep-learned algorithms. A concise report of preliminary findings is prepared by our certified cardiographic technicians and made available to physicians electronically. Zio AT offers the additional capability of transmissions during the wear period to assist physicians to diagnose and treat the small percentage of the population requiring more timely action. During the wear period, physicians will receive notifications if there are significant events that meet pre-determined arrhythmia detection criteria.

We believe the Zio service is a disruptive option for ambulatory cardiac monitoring. Although the Zio service is less well-known than some of the devices sold by our competitors, our solution is the only patch-based monitor to achieve meaningful scale to date, with over one million monitored patients. The Zio service addresses patient compliance, continuously monitors patients without requiring patient maintenance for up to 14 consecutive days and produces easy to read, comprehensive digital reports which provide the information physicians need to make accurate and timely clinical decisions. Clinical studies have shown that our innovative digital healthcare solution improves physicians’ abilities to detect arrhythmias by increasing diagnostic yield, and potentially allows them to change the course of treatment. Our proprietary deep-learned algorithms give us a competitive advantage due to the depth and breadth of ECG data available from the approximately 400 million hours of curated and annotated ECG data collected to date. Additionally, we believe we have the first mover advantage in the long-term continuous market, particularly related to our efforts to secure both policy coverage and, where applicable, contracts with the majority of payors in the United States including CMS and other government agencies. As of December 31, 2018, over 95% of patients in the U.S. are able to access reimbursed Zio services through our third-party payor contracts, our IDTF participation status with CMS, and self-pay programs when excluding state Medicaid programs.

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

Key Benefits

Value to Patients

We designed the Zio monitor specifically to address patient compliance issues common to other ambulatory cardiac monitors. Our wire-free wearable biosensor is easy to apply, comfortable, lightweight and unobtrusive. It does not require patient action for battery changes, adhesive changes, or lead wire or electrode management. Patients wear it discreetly during activities of daily life including exercising and showering for up to 14 consecutive days. We interpreted a clinical study by Barrett et al published in The American Journal of Medicine in January 2014, or the Barrett Study, to confirm that the Zio service is a patient-friendly monitoring option, and the study noted that 94% of patients found the Zio monitor comfortable to wear, and 81% of patients preferred the Zio monitor over a Holter monitor. The Zio monitor allows patients to mark when a symptom occurs by pressing a button on the Zio monitor and logging the surrounding circumstances into a diary, thus allowing physicians to link symptoms with the ECG data. Additionally, patients have access to our professional 24/7 customer service team to address any product, service, enrollment or billing questions.

Value to Providers

Providers, such as physicians, receive high-quality, easy-to-read, actionable digital reports that help them diagnose patients and streamline clinical workflow. The Zio service has been shown in multiple peer-reviewed published clinical studies to detect more arrhythmias compared to Holter monitoring during their respective prescribed wear periods. We analyze and generate patient reports at our CMS-certified independent diagnostic testing facilities (“IDTFs”) staffed with our certified cardiographic technicians who specialize in advanced arrhythmia interpretation to help ensure high accuracy and quality of reports before delivering them to the prescribing physician. Due to high patient compliance, the reports include up to 14 days of non-interrupted data correlated with patient-triggered and diary symptom events. Physicians can use this continuous correlated data to more conclusively diagnose arrhythmias as a source of symptoms.

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

The graph above compares the costs of monitoring to the diagnostic yield of various ambulatory cardiac monitors. The analysis, completed by Decision Drivers Analytics and commissioned by us, uses cost data from the Centers for Medicare & Medicaid Services (“CMS”) published diagnostic yields, and our internal database, and demonstrates that the Zio service has a diagnostic yield on par with much more expensive devices but superior to less expensive options. This implies that it is the most cost-effective modality among its peer group, optimizing the cost, time, and reliability of reaching a timely diagnosis.

Patients who use traditional Holter monitors often do not receive a diagnosis after one monitoring period. A retrospective, longitudinal study conducted by Arnold et al published in the Journal of Health Economics and Outcomes Research in February 2015, evaluated the clinical consequences and costs of CMS patients who had no previous evidence of a cardiac arrhythmia and were undergoing their first Holter monitoring test. Our review of data from this study indicates that there was no diagnosis reached for 70% of patients after an initial Holter test. The Zio service has been shown to have a low cost per diagnosis compared to existing monitoring modalities due to its high diagnostic yield.

We believe that the Zio service is the best test for most patients requiring ambulatory cardiac monitoring because it allows physicians to identify a timely course of treatment and avoids healthcare costs associated with additional monitoring. The Zio monitor is patient-friendly and allows significantly longer and more continuous monitoring, resulting in improved clinical accuracy and a potentially meaningful change in clinical management. Better diagnostic yield results in decreased costs due to fewer additional tests. We believe that the Zio service could reduce the need for multiple consecutive tests because it offers certainty in a single test.

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

Our Technology Platform

The Zio service is a platform-based approach that combines our proprietary products and services to provide continuous ambulatory cardiac monitoring for both Zio XT and Zio AT. A wearable patch-based biosensor called the Zio monitor, typically collects up to 1.5 million heartbeats for each patient during a single application of up to 14 consecutive days. Our Zio service includes a deep-learned analytics engine which curates the heartbeat data into a concise, clinically actionable report, which is delivered to the prescribing physician. Zio AT offers the additional capability of timely transmissions during the wear period. During the wear period, physicians will receive notifications and reports if there are significant events that meet pre-determined arrhythmia detection criteria.

Zio monitor

The Zio monitor is a single-use, wire-free, wearable patch-based biosensor that records a patient’s heartbeats and ECG data. The Zio monitor was specifically designed with the patient and physician in mind. The Zio monitor includes the following features:

•	patented clear, flexible, lightweight, wire-free design
•	unobtrusive and inconspicuous profile
•	proprietary adhesive backing that keeps the patch securely in place for the duration of the prescribed wear period
•	water resistant functionality, allowing patients to shower and perform normal daily activities, including moderate exercise
•	hydrogel electrodes for a clear ECG with minimal artifact from movement
•	large symptom button, or patient trigger, that is easy to find and press
•	indicated single application wear period of up to 14 days (for longer monitoring prescriptions, additional Zio AT monitors will be provided)
•	sufficient battery life for the entire wear period

Symptoms can be logged through a paper symptom diary or through two digital platforms:

•	myZio.com website
•	myZio App (iOS and Android)

Monitoring with the Zio service

The Zio service is administered through the process described below:

Enrollment and Initiation of the Zio service

Once a physician determines a patient is a candidate for the Zio service, the patient is enrolled through our online portal. The wire-free Zio monitor is applied to the patient’s chest by the clinical staff, and monitoring is initiated. There is also an option for physicians to enroll patients remotely. With this option, the physician enrolls the patient and the patient receives the Zio monitor in the mail along with a detailed set of self-application instructions.

Monitoring

The Zio monitor is worn continuously by the patient for up to 14 days without the need for patient maintenance. The Zio monitor can be worn in the shower, while sleeping, and during moderate exercise. During the wear period, the device continuously stores and records all ECG data. The Zio monitor features a patient trigger button for marking any symptoms during the wear period; the patient is instructed to push the button when a symptom occurs and make a corresponding entry into the written or digital symptom diary. At the end of the prescribed wear period, the patient removes the device and places it and the diary into a pre-paid postal box, which ships to one of our clinical centers.

Data Analysis and Assessment

At one of our clinical centers, the returned device is validated with patient identifiers that are compliant with the Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), and up to 14 days of heartbeat data is uploaded to be processed through our cloud-based, FDA-cleared proprietary deep-learned algorithms for highly accurate ECG analysis. When complete, a preliminary curated report is created. Our process can take the equivalent of 30,000 pages of ECG strips and distill it into an actionable summary report of about 10 to 15 pages, summarizing the key findings and providing supporting details on clinically relevant events and metrics during the wear period. Our certified cardiographic technicians play a critical role in report curation by providing a quality review of the data before the final Zio report is electronically delivered to the patient’s physician for final interpretation and diagnosis.

Final Zio report

The final Zio report, identical for Zio XT and Zio AT, provides information in a concise format for review and interpretation by the patient’s physician. Data provided includes total analysis time, AF burden, AF duration, comprehensive symptom/rhythm correlation, detailed findings per day, and arrhythmia type. For Zio XT, if pre-determined physician notification criteria for symptoms are met, the prescribing physician is notified by phone of the serious findings prior to the Zio report being made available electronically. The Zio report is delivered through our secure, HIPAA compliant web portal. Physicians can open the Zio report and add their interpretation into the report file. These reports can be uploaded into the physicians’ electronic record system for storage and are available for use by the patient’s other physicians. Excerpts of these reports are included below to highlight the key features.

Up to 14-days continuous recording and storage	Up to 20,000 minutes of continuous ECG data, equivalent to approximately 1.5 million heartbeats.

Easy-to-read summary	Preliminary findings based on both the proprietary algorithms and certified cardiographic technicians. Final interpretation by a patient’s physician.

Comprehensive symptom/rhythm correlation	Patient-triggered and symptom diary events mapped to arrhythmia.

AF Burden	Total AF during wear period and daily AF burden.

AF Duration	Total number of AF episodes categorized by duration

Reporting Events During the Wear Period with Zio AT

The Zio service with Zio AT includes a wireless gateway that provides connectivity between the Zio monitor and our monitoring center which enables symptomatic and asymptomatic data transmission during the prescribed wear period. The Zio AT monitor, in conjunction with the wireless gateway and the unique Zio arrhythmia detection algorithm, has arrhythmia auto-detection capabilities that produce actionable event data for physician review. The definition of an actionable arrhythmia event is customized by the physician to meet his or her needs, with the intent to reduce the number of over-notifications of data that do not require more timely medical action. Additionally, patients have the option of pressing a trigger button which marks the continuous record and initiates a wireless transfer of a 90 second ECG strip to our monitoring center. In addition to the final Zio report, physicians receive daily symptomatic and auto-detected arrhythmia event reports.

ECG strip of auto-detected actionable arrhythmia event from Zio AT Transmission Report.

Business Strategy

Our goal is to be the leading ambulatory cardiac monitoring option for patients at risk for arrhythmias. The key elements of our strategy include:

•

Further penetrating the existing ambulatory cardiac monitoring market. We intend to expand our market penetration by targeting the large existing ambulatory cardiac monitoring market in the United States and driving broader awareness of its advantages. We will leverage our platform of products, Zio XT and Zio AT, as a way of meeting the ambulatory cardiac monitoring needs of targeted large integrated delivery networks (“IDN”). We will continue to position the Zio service as providing certainty in a single test due to high patient compliance and superior quality of uninterrupted data.  Zio XT will be positioned as the workhorse service while Zio AT is appropriate for the smaller percentage of the population that requires timely notification. Marketing and education throughout the medical community are key to bringing awareness and communicating the strong clinical evidence backing the Zio service. In addition, we expect to continue developing and publishing clinical evidence to demonstrate the advantages of the Zio service. Also, within existing accounts, we will continue to introduce our Zio service beyond cardiology and electrophysiology into other departments, including neurology, emergency rooms and primary care offices. To enable this broader adoption within a hospital system, we have successfully interfaced the Zio ordering and report posting processes into a number of large health systems’ Electronic Health Record (“EHR”) systems. This seamless integration of Zio workflow processes into those already used within the IDN has proven to be a key factor in spurring growth within existing and new accounts and is an important part of our ongoing market penetration strategy.

•

Increasing third-party payor reimbursement and patient access.  As of December 31, 2018 we have achieved both policy coverage and, where applicable, contracts with the majority of payors in the United States including CMS and other government agencies.  Over 95% of patients in the U.S. are able to access reimbursed Zio services through our third-party payor contracts, our IDTF participation status with CMS, and self-pay programs when excluding state Medicaid programs. We will continue to pursue expanded reimbursement coverage and contracting for both Zio XT and Zio AT by highlighting the unique attributes of the Zio service. Our payor relations team is actively engaging state-level commercial payors and Medicaid programs to increase reimbursement and simplify access to the Zio service.

•

Driving conversion of business to direct billing of third-party payors. In 2018, approximately 88% of our revenue was derived from directly billing third-party payors for the Zio service. In accounts that have converted to this model, we have seen an increase in utilization volume because providers no longer need to be concerned with the complexities of coverage or reimbursement for the Zio service. New accounts that otherwise may not have been willing to accept the risk of directly billing payors are expected to expand our market opportunity. Our sales teams work diligently with accounts to review workflow and protocols and ensure they are effectively using our available resources, including our 24/7 customer service and billing specialists. We have developed communication tools and programs and continually evaluate and refine those tools to support this initiative. We intend to expand our business toward direct third-party payor billing in both existing and new accounts.

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

•

Expanding indications and clinical use cases. We intend to continue expanding indications and clinical use cases for the Zio service in untapped patient populations at risk for arrhythmias through our clinical and market development efforts. We believe these additional indications and clinical use cases represent a significant opportunity for us. This market development initiative includes expanding use for our Zio service into the following patient populations:

•	patients at high risk for asymptomatic (silent) AF, estimated to be at least 10 million patients at any given time
•	post-ischemic stroke patients, with an annual incidence of 690,000
•	post-cardiac catheter ablation patients, estimated to be 100,000 annual procedures
•	ongoing management of paroxysmal atrial fibrillation patients, estimated to be one million at any given time
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

Reimbursement and Revenue from the Zio service

We receive revenue for the Zio service primarily from third-party payors, which include commercial payors and government agencies, such as CMS and the military. In addition, a small percentage of institutions, which are typically hospitals or private physician practices, purchase the Zio service from us directly.

Third-party payors require us to identify the service for which we are seeking reimbursement by using a Current Procedural Terminology (“CPT”) code set maintained by the American Medical Association (“AMA”). For the year ended December 31, 2018, we received 88% of our revenue through third-party payors. As we continue to contract with more commercial insurers and the patient population ages and becomes eligible for CMS programs, we believe more of our revenue will convert to third-party payor billing.

Our clinical centers, where we conduct the analysis of ECG data captured by the Zio XT monitor and the Zio AT monitor, are CMS-certified IDTFs that qualify us as a provider and allow us to bill CMS directly for the Zio service. We meet CMS requirements, including having an independent medical director for oversight and certified cardiographic technicians for quality assurance of our Zio Reports.

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

AF Burden as a Predictor of Stroke Risk

The KP-RHYTHM Study, a retrospective study of 1,965 Kaiser Permanente patients with paroxysmal AF who were monitored with the Zio service between October 2011 and October 2016, examined the independent association between AF burden, which is the amount of time that a patient spends in AF during the monitoring period as measured by the Zio service, and the risk of ischemic stroke. The findings were derived by linking detailed clinical outcome data from Kaiser Permanente’s electronic medical records with our database of analyzed ECG recordings. We interpreted the study results to show that an AF burden of more than 11% of the total time their heart rhythm was monitored was found to be associated with a three-fold increase in stroke risk, independent of other known risk factors in patients who were not taking medication to prevent blood clots. We concluded that these results suggest that information on AF burden, which is measured by the Zio service, may help patients and providers better evaluate treatment options for reducing risk of stroke. This clinical study was limited to Kaiser Permanente’s patients from the Northern and Southern California regions.

Monitoring of Asymptomatic AF in High Risk Patients

Currently, the Zio service is prescribed by physicians primarily for symptomatic patients. However, the NSA estimates that one-third of the AF population suffers from asymptomatic, or silent, AF. We see a future opportunity in proactively monitoring the approximately ten million patients who are at high risk of asymptomatic AF to identify those with the illness.

STUDY-AF was a single-center, single-arm prospective study by Turakhia et al published in Clinical Cardiology in May 2015 that enrolled 75 high-risk but previously undiagnosed AF patients from May 2012 to August 2013. Patients were 55 years of age or older and considered high risk with two or more of the following risk factors: coronary disease, heart failure, hypertension, diabetes or sleep apnea, but had no prior documented AF or history of blood clots causing blockage in blood vessels. We interpreted the results to show that long-term continuous monitoring with the Zio service identified 11% of patients with previously undiagnosed AF or atrial tachycardia, a rapid heartbeat where electrical signals initiate abnormally in the upper chamber of the heart. We concluded from our review that in patients with AF, 75% of patients experienced the longest AF episode after the first 48 hours of monitoring and there was also a high prevalence of asymptomatic atrial tachycardia and frequent supraventricular ectopic complexes identified, which may be relevant to development of AF or stroke. This clinical trial, however, was also a single center study with a relatively small sample size.

The mHealth Screening to Prevent Strokes, or mSToPS study, published in the Journal of the American Medical Association in July 2018, in collaboration with Janssen Scientific Affairs, LLC, utilized a web-based platform to remotely recruit from 5,214 eligible patients from the Aetna Commercial Fully Insured and Medicare Advantage programs. Women over the age of 65 and men over 55 with certain risk factors were selected to participate based on information derived from claims data that placed them at a potentially increased risk of undiagnosed asymptomatic AF. We interpreted the results to show that at one-year, AF was newly diagnosed in 6.7 percent of patients who were actively monitored by the Zio service versus 2.6 percent in the observational control group receiving routine care. In addition to this primary endpoint to evaluate the difference in new AF diagnoses, clinical outcome data will be reported when the planned three year follow-up is complete.

An additional study underway examining early detection of AF using the Zio service in high risk patients is the Home-based Screening for Early Detection of AF, or SCREEN-AF. This study is screening approximately 800 patients older than 75 years with hypertension. Started in April 2015, the intervention group will undergo ambulatory screening for AF for two weeks with the Zio service utilized at baseline and again at three months, in addition to standard care for six months.

Research and Development

Our research and development activities are focused on:

•	Improvements and extensions to existing products and services. We are continuously working to improve the Zio service to increase patient comfort, product quality, operational scalability and security
•

Advancing our technology offering. Our product pipeline includes patch-based solutions that combine continuous monitoring for extended periods with accelerated notification of significant events through mobile telemetry capabilities

•

Customer workflow optimization. We have initiatives that aim to increase customer productivity by optimizing workflow through easier patient enrollment, report access and interpretation, and integration of Zio reports directly into electronic health records

•	Data analytics. We are focused on improving and enhancing our backend deep-learned analytic platform, building on our core competency in data analytics
•	Developing clinical evidence. We are involved in clinical studies to further support the benefits of the Zio service and expand indications for use
•

Continuing to solidify our footprint in digital healthcare. Using our repository of ambulatory ECG patient data, we will continue to look for ways to create value-driving opportunities in digital healthcare, such as expansion of indications for the Zio service, new therapeutic discoveries, development of an analytical engine for ambulatory consumer and other medical data and payor and provider decision support

Our research and development department consists of software development, algorithm and product development, regulatory affairs, and clinical research. Our research and development expense was $20.8 million, $13.3 million and $7.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Sales and Marketing

We market our ambulatory cardiac monitoring solution in the United States through a direct sales organization comprised of sales management, field billing specialists, and quota-carrying sales representatives. As of December 31, 2018 we had 112 sales representatives on a full-time equivalent basis, compared to 86 in 2017, and 66 in 2016. Our sales representatives focus on initial introduction into new accounts, penetration across a sales region, driving adoption within existing accounts and conveying our message of clinical and economic value to service line managers, hospital administrators, and other clinical departments. We continue to increase the size of our U.S. sales organization to expand the current customer account base and increase utilization of our Zio service. In addition, we will continue exploring sales and marketing expansion opportunities in international geographies.

We market our Zio service to a variety of physician specialties including general cardiologists, electrophysiologists, neurologists, and other physician specialists who diagnose and manage care for patients with arrhythmias. We have found success focusing on IDNs, in which large networks of facilities and providers work together to offer a continuum of care to a specific geographic area or market. Focusing on sales to IDNs gives us the opportunity to conduct a holistic sale for health systems interested in making value-based purchasing decisions.

Competition

We operate in a highly competitive and fragmented industry, subject to rapid change and significantly affected by new product introductions, results of clinical research, corporate combinations and other factors. Large competitors in the ambulatory cardiac market include companies that sell standard Holter monitors including GE Healthcare, Philips Healthcare, Mortara Instrument, Inc., Spacelabs Healthcare Inc. and Welch Allyn Holdings, Inc., which was acquired by Hill-Rom Holdings, Inc. Additional competitors, such as BioTelemetry, Inc., offer ambulatory cardiac monitoring services and also function as service providers.

These competitors have also developed patch-based cardiac monitors that have received FDA and foreign regulatory clearances such as BioTelemetry’s ePatch and MCOT Patch. We are also aware of some small start-up companies entering the patch-based cardiac monitoring market. Large medical device companies may continue to acquire or form alliances with these smaller companies in order to diversify their product offering and participate in the digital health space. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do. Furthermore, many of our competitors have well-established brands, widespread distribution channels, broader product offerings and an established customer base.

We believe the principal competitive factors in our market include:

•	ease of use, comfort and unobtrusiveness of the device for the patient
•	quality and clinical validation of the deep-learned algorithms used to detect arrhythmias
•	concise and comprehensive reports supporting efficient physician interpretation
•	contracted rates with third-party payors
•	government reimbursement rates associated with our products and services
•	quality of clinical data and publications in peer-reviewed journals
•	size, experience, knowledge and training of sales and marketing teams
•	availability and reliability of sales representatives and customer support services
•	workflow protocols for solution implementation in existing care pathways
•	reputation of existing device manufacturers and service providers
•	relationships with physicians, hospitals, administrators, and other third-party payors

Intellectual Property

To protect our proprietary rights, we rely on a combination of trademark, copyright, patent, trade secret and other intellectual property laws, employment, confidentiality and invention assignment agreements and protective contractual provisions with our employees, contractors, consultants, suppliers, partners and other third parties.

As of December 31, 2018 we owned, or retained an exclusive license to, eleven issued patents from the U.S. Patent Office, four issued patents from the Japanese Patent Office, two issued patents from each of the Australian, Canadian and European Patent Offices, and one issued patent from the Korean Patent Office:

Country	Pat. No.	Issue Date	Expiration Date
USA	8,160,682	4/17/2012	2/3/2029
USA	8,244,335	8/14/2012	1/21/2029
USA	8,150,502	4/3/2012	11/20/2028
USA	8,560,046	10/15/2013	6/2/2031
USA	8,538,503	9/17/2013	5/12/2031
USA	9,173,670	11/3/2015	4/7/2034
USA	9,241,649	1/26/2016	10/19/2031
USA	9,451,975	9/27/2016	4/7/2034
USA	9,597,004	3/21/2017	10/30/2035
USA	9,955,887	5/1/2018	10/30/2035
USA	10,098,559	10/16/2018	10/30/2035
Japan	5,203,973	2/22/2013	2/6/2027
Japan	5,559,425	6/13/2014	5/12/2031
Japan	6,198,849	9/1/2017	1/23/2034
Japan	6,336,640	5/11/2018	1/23/2034
Australia	2011252998	12/10/2015	5/12/2031
Australia	2014209376	6/29/2017	1/23/2034
Canada	2,651,203	9/19/2017	2/6/2027
Canada	2,797,980	8/18/2015	5/12/2031
Korea	10-1513288	4/13/2015	5/12/2031
European	EP1981402	8/10/2016	2/6/2027
European	EP2568878	7/25/2018	5/12/2031

As of December 31, 2018, we had twenty-two pending patent applications globally, including six in the United States, five in the European Patent Office, four in Japan, two in each of Korea and Canada, and one in each of Australia, China and India.

As of December 31, 2018, our trademark portfolio contained a U.S. trademark registration for the mark My ZIO, ZIO and a pending U.S. application for Zio AT.  It also contained registered trademarks for the mark IRHYTHM in Australia and the European Union and pending applications for that mark in Australia, Austria, Canada, China, Denmark, Finland, France, Germany, Japan, Norway, Sweden, Switzerland, United Kingdom and United States. It further contained pending applications for the mark ZIO in Australia, Canada, China, Japan, Norway and Switzerland and a registered trademark for ZIO in the European Union.

We also seek to maintain certain intellectual property and proprietary know-how as trade secrets, and generally require our partners to execute non-disclosure agreements prior to any substantive discussions or disclosures of our technology or business plans. Our trade secrets include proprietary algorithms, adhesive formulations, workflow tools and operational processes.

Manufacturing and Supply

We manufacture our ambulatory cardiac monitors, Zio XT and Zio AT, in our leased facilities in Cypress, California. This 14,616 square foot facility provides space for our assembly and production operations, including packaging, storage and shipping. We believe our manufacturing facilities will be sufficient to meet our manufacturing needs for at least the next two years.

Our manufacturing operations are subject to regulatory requirements of the FDA’s Quality System Regulation (“QSR”) for medical devices sold in the United States, set forth at 21 CFR part 820, and the Medical Devices Directive 93/42/EEC (“MDD”), which is required for doing business in the European Union (“EU”). We are also subject to applicable requirements relating to the environment, waste management and health and safety matters, including measures relating to the release, use, storage, treatment, transportation, discharge, disposal, sale, labeling, collection, recycling, treatment and remediation of hazardous substances. The FDA enforces the QSR through periodic unannounced inspections that may include our manufacturing facilities or those of our suppliers. Our EU Notified Body, the National Standard Authority of Ireland (“NSAI”), enforces the MDD through both scheduled and unscheduled inspections of our manufacturing facilities.

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

Our quality control management programs have earned us a number of quality-related designations. Our Cypress, California manufacturing facilities, have received EN ISO 13485:2012 certification. The NSAI most recently conducted an ISO 13485 recertification audit in 2017, and ISO certification was received. We have been an FDA-registered medical device manufacturer since 2008 and have been a California-licensed medical device manufacturer since 2009. The most recent FDA audit of our manufacturing facility occurred in October 2018 and no formal observations resulted. No additional follow up with the FDA was required and we believe that we are in substantial compliance with the QSR.

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

Government Regulation

United States Food & Drug Administration (FDA)

The Zio XT and Zio AT monitors are considered medical devices subject to extensive and ongoing regulation by the FDA under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and its implementing regulations, as well as other federal and state regulatory bodies in the United States. The laws and regulations govern, among other things, product design and development, pre-clinical and clinical testing, manufacturing, packaging, labeling, storage, recordkeeping and reporting, clearance or approval, marketing, distribution, promotion, import and export, and post-marketing surveillance.

The FDA regulates the medical device market to ensure the safety and efficacy of these products. The FDA allows for two primary pathways for a medical device to gain approval for commercialization: a successful premarket approval (“PMA”), application or 510(k) clearance pursuant to Section 510(k) of the FD&C Act. A novel product must go through the more rigorous PMA process if it cannot receive authorization through a 510(k) clearance. FDA has established three different classes of medical devices that indicate the level of risk associated with using a device and the consequent degree of regulatory controls needed to govern its safety and efficacy. Most Class I devices are exempt from 510(k) requirements. Most Class II devices, including the Zio XT and Zio AT monitors, and the Zio ECG Utilization Service System, or the ZEUS System, ZEUS System, require 510(k) clearance from the FDA in order to be marketed in the United States. A 510(k) submission must demonstrate that the device is substantially equivalent to a device legally in commercial distribution in the United States: (1) before May 28, 1976; or (2) to another device that has been cleared through the 510(k) process and determined by FDA to be substantially equivalent. To be substantially equivalent, the proposed device must have the same intended use as the predicate device and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence. In some instances, data from human clinical trials must also be submitted in support of a 510(k) submission. If so, this data must be collected in a manner that conforms with specific requirements in federal regulations. Most Class III devices are high risk devices that pose a significant risk of illness or injury or devices found not to be substantially equivalent to Class I and II predicate devices through the 510(k) process and require PMA. The PMA process for Class III devices is more involved and includes the submission of clinical data to support claims made for the device.

The Zio XT and Zio AT monitors maintain FDA 510(k) clearance as Class II devices, with each new generation of a device receiving individual clearance. In addition, the ZEUS System originally received FDA 510(k) clearance in 2009 as a Class II device. The ZEUS System is the combination of proprietary algorithms and software tools that our certified cardiac technicians utilize to curate the ECG data and create the Zio Report electronically. Significant modifications made to the ZEUS System since its original clearance have been regularly evaluated by the FDA, the most recent update receiving 510(k) clearance in August 2018.

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
•

medical device reporting (“MDR”) regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur

•

medical device recalls, which require that manufacturers report to the FDA any recall of a medical device, provided the recall was initiated to either reduce a risk to health posed by the device, or to remedy a violation of the FD&C Act caused by the device that may present a risk to health

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

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Public Health, or CDPH. The FDA and CDPH have broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDPH to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Additionally, NSAI regularly inspects our manufacturing, design and operational facilities to ensure ongoing ISO 13485 compliance and periodically reviews technical design files in accordance with the Medical Device Directive in order to maintain our CE mark.

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

European Union

The Zio XT monitor is regulated in the European Union as a medical device per the European Union Directive 93/42/EEC, also known as the Medical Device Directive (“MDD”). The MDD sets out the basic regulatory framework for medical devices in the European Union. The system of regulating medical devices operates by way of a certification for each medical device. Each certified device is marked with the CE mark which shows that the device has a Certificat de Conformité. There are national bodies known as Competent Authorities in each member state which oversee the implementation of the MDD within their jurisdiction. The means for achieving the requirements for the CE mark vary according to the nature of the device. Devices are classified in accordance with their perceived risks, similarly to the U.S. system. The class of a product determines the conformity assessment required before the CE mark can be placed on a product. Conformity assessments for our products are carried out as required by the MDD. Each member state can appoint Notified Bodies within its jurisdiction. If a Notified Body of one member state has issued a Certificat de Conformité, the device can be sold throughout the European Union without further conformance tests being required in other member states. The CE mark is contingent upon continued compliance with the applicable regulations and the quality system requirements of the ISO 13485 standard. Our current CE mark for Zio XT is issued by the National Standards Authority of Ireland, or NSAI.

Health Insurance Portability and Accountability Act

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), established comprehensive federal protection for the privacy and security of health information. Under HIPAA, the Department of Health and Human Services (“HHS”), has issued regulations to protect the privacy and security of protected health information used or disclosed by Covered Entities, including healthcare providers, such as us. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. The privacy regulations protect medical records and other protected health information by limiting their use and release, giving patients the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. The HIPAA security standards require the adoption of administrative, physical, and technical safeguards and the adoption of written security policies and procedures. HIPAA requires Covered Entities to execute Business Associate Agreements with individuals and organizations, or Business Associates, who provide services to Covered Entities and who need access to protected health information. We are a Covered Entity under HIPAA and subject to HIPAA regulations.

In 2009, Congress enacted Subtitle D of the Health Information Technology for Economic and Clinical Health Act (“HITECH”). HITECH amends HIPAA and, among other things, creates new targets for enforcement, imposes new penalties for noncompliance and establishes new breach notification requirements for Covered Entities and Business Associates.

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

The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are otherwise lawful in businesses outside of the healthcare industry. Recognizing that the Anti- Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, Congress authorized the Office of Inspector General (“OIG”) of the HHS to issue a series of regulations known as “safe harbors.” These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as OIG.

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

Federal False Claims Act

Another development affecting the healthcare industry is the increased use of the federal False Claims Act (“FCA”) and in particular, action brought pursuant to the FCA’s “whistleblower” or “ qui tam ” provisions. The FCA imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the FCA allow a private individual to bring actions on behalf of the federal government alleging that the defendant has violated the FCA and to share in any monetary recovery. As a result, in recent years, the number of suits brought against healthcare providers by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the FCA, and many of these state laws apply where a claim is submitted to any third-party payor and not only a federal healthcare program.

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

Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act (“FCPA”) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, if any, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Our facilities in Illinois, California and Texas are enrolled as independent diagnostic testing facilities (“IDTFs”) defined by CMS as entities independent of a hospital or physician’s office in which diagnostic tests are performed by licensed or certified non-physician personnel under appropriate physician supervision. CMS has set certain performance standards that every IDTF must meet in order to obtain or maintain its billing privileges.

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

Employees

As of December 31, 2018, we had 748 full-time employees. None of our employees is represented by a labor union or is a party to a collective bargaining agreement, and we believe that our employee relations are good.

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

We have incurred net losses since our inception in September 2006. For the years ended December 31, 2018 and 2017 we had net losses of $48.3 million and $29.4 million, respectively, and we expect to continue to incur additional losses. As of December 31, 2018, we had an accumulated deficit of $203.5 million. The losses and accumulated deficit were primarily due to the substantial investments we made to develop and improve our technology and products and improve our business and the Zio service through research and development efforts and infrastructure improvements. Over the next several years, we expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our Zio service, which includes Zio XT and Zio AT, and to develop additional arrhythmia detection and management products and services. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses or at all. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

Our business is dependent upon physicians adopting our Zio service and if we fail to obtain broad adoption, our business would be adversely affected.

Our success will depend on our ability to bring awareness to the Zio brand and educate physicians regarding the benefits of our Zio service over existing products and services, such as Holter monitors and event monitors, and to persuade them to prescribe the Zio service as the diagnostic product for their patients. We do not know if the Zio service will be successful over the long term and market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy of our service compared to alternative technologies. Any studies we, or third parties which we sponsor, may conduct comparing our Zio service with alternative technologies will be expensive, time consuming and may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to obtain sufficient reimbursement from third-party commercial payors, and the Centers for Medicare & Medicaid Services (“CMS”), for the professional services they provide in applying the Zio monitor and analyzing the Zio report. The efficacy, safety, performance and cost-effectiveness of our Zio service, on a stand-alone basis and relative to competing services, will determine the availability and level of reimbursement received by us and providers. Some payors do not have pricing contracts with us setting forth the Zio service reimbursement rates for us and providers. Physicians may be reluctant to prescribe the Zio service to patients covered by such non-contracted insurance policies because of the uncertainty surrounding reimbursement rates and the administrative burden of interfacing with patients to answer their questions and support their efforts to obtain adequate reimbursement for the Zio service. If physicians do not adopt and prescribe our Zio service, our revenue will not increase and our financial condition will suffer as a result.

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

Our quarterly and annual results of operations, including our revenue, profitability and cash flow, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly and annual results may decrease the value of our common stock. Factors that may cause fluctuations in our quarterly and annual results include, without limitation:

•	market awareness and acceptance of the Zio service
•	our ability to get payors under contract at acceptable reimbursement rates
•	the availability of reimbursement for the Zio service through government programs
•	our ability to attract new customers and improve our business with existing customers
•	results of our clinical trials and publication of studies by us, competitors or third parties
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

During the summer months and the holiday season, we have observed that the use of our Zio service decreases, which reduces our revenue during those periods. We believe that the decrease in demand may result from physicians or their patients taking vacations. Severe weather conditions or natural disasters also may hamper or otherwise restrict when patients seeking diagnostic services, such as the Zio service, visit prescribing physicians. Similarly, we generally experience some effects of seasonality due to the renewal of insurance deductibles at the beginning of the calendar year. These factors may cause our results of operations to vary from quarter to quarter.

Reimbursement by CMS is highly regulated and subject to change; our failure to comply with applicable regulations could result in decreased revenue and may subject us to penalties or have an adverse impact on our business.

For the year ended December 31, 2018, we received approximately 28% of our revenue from reimbursement for our Zio service by CMS. Under CMS guidelines for participation in the Medicare program CMS designates us as an independent diagnostic treatment facility (“IDTF”). CMS imposes extensive and detailed requirements on IDTFs, including but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities and how and where we provide our monitoring solutions. Our failure to comply with applicable CMS rules could result in a discontinuation of our reimbursement under the CMS payment programs, our being required to return funds already paid to us, civil monetary penalties, criminal penalties and/or exclusion from the CMS programs. In addition, regional Medicare Administrative Contractors (“MACs”) change from time to time, which may result in changes to our reimbursement rates, increased administrative burden and reimbursement delay.

Changes in public health insurance coverage and CMS reimbursement rates for the Zio service could affect the adoption of the Zio service and our future revenue.

Government payors may change their coverage and reimbursement policies, as well as payment amounts, in a way that would prevent or limit reimbursement for our Zio service, which would significantly harm our business. Government and other third-party payors require us to report the service for which we are seeking reimbursement by using a Current Procedural Terminology, or CPT, code-set maintained by the American Medical Association. For Zio XT, we have secured temporary CPT codes used for newly introduced technologies and specific to our category of diagnostic monitoring through 2022. The fees associated with these temporary CPT codes are also temporary and may be modified by CMS. Relative to the CMS applicable fees after 2022, it is incumbent upon us to successfully secure permanent CPT codes from the AMA by 2022, which are valued by CMS and remain mostly unchanged for five years after the values are initially determined. To the extent CMS reduces its reimbursement rates for the Zio service, third-party payors may reduce the rates at which they reimburse the Zio service, which could adversely affect our revenue.

Determinations of which products or services will be reimbursed under Medicare can be developed at the national level through a national coverage determination (“NCD”) by CMS, or at the local level through a local coverage determination, or an LCD, by one or more of the regional MACs which are private contractors that process and pay claims on behalf of CMS for different regions. In the absence of an NCD, as is the case with Zio XT, the MAC with jurisdiction over a specific geographic region will have the discretion to make an LCD and determine the fee schedule and reimbursement rate associated with temporary CPT codes, and regional LCDs may not always be consistent among all MACs or regions within the United States. We have in the past been, and in the future may be, required to respond to potential changes in reimbursement rates for our products. Reductions in reimbursement rates, if enacted, could have a material adverse effect on our business. Further, a reduction in coverage by Medicare could cause some commercial third-party payers to implement similar reductions in their coverage or level of reimbursement of the Zio service. Given the evolving nature of the healthcare industry and on-going healthcare cost reforms, we are and will continue to be subject to changes in the level of Medicare coverage for our products, and unfavorable coverage determinations at the national or local level could adversely affect our business and results of operations.

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

We receive a substantial portion of our revenue from third-party private commercial payors, such as medical insurance companies. These commercial payors may reimburse our products, including the Zio service, at inadequate rates, suspend or discontinue reimbursement at any time or require or increase co-payments from patients. Any such actions could have a negative effect on our revenue and the revenue of providers prescribing our products. Physicians may not prescribe our products unless payors reimburse a substantial portion of the submitted costs, including the physician’s, hospital’s or clinic’s charges related to the application of certain products, including the Zio monitor and the interpretation of results which may inform a diagnosis. Additionally, certain payors may require that physicians prescribe another arrhythmia diagnostic monitoring option prior to prescribing the Zio service. There is significant uncertainty concerning third-party reimbursement of any new product or service until a contracted rate is established. Reimbursement by a commercial payor may depend on a number of factors, including a payor’s determination that the prescribed service is:

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

A substantial portion of our revenue is derived from third-party commercial payors who have pricing contracts with us, which means that the payor has agreed to a defined reimbursement rate for our products. These contracts provide a high degree of certainty to us, physicians and hospitals and clinics with respect to the rate at which our products will be reimbursed. These contracts also impose a number of obligations regarding billing and other matters, and our noncompliance with a material term of such contracts may result in termination of the contract and loss of any associated revenue. A portion of our revenue is derived from third-party commercial payors without such contracts in place. Without a contracted rate, reimbursement claims for our products are often denied upon submission, and we or our billing partner, XIFIN, Inc. (“XIFIN”), must appeal the denial. The appeals process is time-consuming and expensive, and may not result in full or any payment. In cases where there is no contracted rate for reimbursement, it may be more difficult for us to acquire new accounts with physicians, hospitals and clinics. In addition, in the absence of a contracted rate, there is typically a greater out-of-network, co-insurance or co-payment requirement which may result in payment delays or decreased likelihood of full collection. In some cases involving non-contracted insurance companies, we may not be able to collect any amount or only a portion of the invoiced amount for our products.

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

We plan to introduce new products and services and our business will be harmed if we are not successful in selling these new products and services to our existing customers and new customers

We recently received FDA clearance for our Zio AT ECG Monitoring System, or Zio AT, which is designed to provide timely transmission of data during the wear period. We do not yet know whether Zio AT or any other new products and services will be well received and broadly adopted by physicians and their patients or whether sales will be sufficient for us to offset the costs of development, implementation, support, operation, sales and marketing. Although we have performed extensive testing of our new products and services, their broad-based implementation may require more support than we anticipate, which would further increase our expenses. Additionally, new products and services may subject us to additional risks of product performance, customer complaints and litigation. If sales of our new products and services are lower than we expect, or if we expend additional resources to fix unforeseen problems and develop modifications, our operating margins are likely to decrease.

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
•

key components of the Zio monitors are provided by a single supplier or limited number of suppliers, and we do not maintain large inventory levels of these components; if we experience a shortage or quality issues in any of these components, we would need to identify and qualify new supply sources, which could increase our expenses and result in manufacturing delays

•

Global demand and supply factors concerning commodity components common to all electronic circuits, including Zio monitors, could result in shortages that manifest as extended lead times for circuit boards, which could limit our ability to sustain and/or grow our business

•	we may experience a delay in completing validation and verification testing for new production processes and/or equipment at our manufacturing facilities
•

we are subject to state, federal and international regulations, including the FDA’s Quality System Regulation, (“QSR”), for both the manufacture of the Zio monitor and the provision of the Zio service, noncompliance with which could cause an interruption in our manufacturing and services

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

If our manufacturing facility becomes damaged or inoperable, or if we are required to vacate the facility, we may be unable to manufacture our Zio monitors or we may experience delays in production or an increase in costs which could adversely affect our results of operations.

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

Our ability to increase our customer base and achieve broader market acceptance of our products will depend, to a significant extent on our ability to expand our marketing efforts. We plan to dedicate significant resources to our marketing programs. Our business may be harmed if our marketing efforts and expenditures do not generate a corresponding increase in revenue.

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

In 2018, we recognized approximately nine percent of our revenue from non-contracted third-party payors, and as a result, our quarterly operating results are difficult to predict.

We have limited visibility as to when we will receive payment for our Zio service with non-contracted payors and we or XIFIN must appeal any negative payment decisions, which often delay collections further. Additionally, a portion of the revenue from non-contracted payors is received from patient co-pays, which we may not receive for several months following delivery of service or at all. For revenue related to non-contracted payors, we estimate an average collection rate based on factors including historical cash collections. Subsequent adjustments, if applicable, are recorded as an adjustment to revenue. Fluctuations in revenue may make it difficult for us, research analysts and investors to accurately forecast our revenue and operating results or to assess our actual performance. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.

We rely on a third-party billing company, XIFIN, to transmit and pursue claims with payors. A delay in transmitting or pursuing claims could have an adverse effect on our revenue.

While we manage the overall processing of claims, we rely on XIFIN to transmit substantially all of our claims to payors, and pursue most claim denials. If claims for our Zio service are not submitted to payors on a timely basis, not properly adjudicated upon a denial, or if we are required to switch to a different claims processor, we may experience delays in our ability to process receipt of payments from payors, which would have an adverse effect on our revenue and our business.

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

Large competitors in the ambulatory cardiac market include companies that sell standard Holter monitor equipment such as GE Healthcare, Philips Healthcare, Mortara Instrument, Inc., Spacelabs Healthcare, Inc. and Welch Allyn Holdings, Inc., which was acquired by Hill-Rom Holdings, Inc. Additional competitors, such as BioTelemetry, Inc., offer Holter and event, and mobile telemetry monitors, and also function as service providers. These companies have also developed other patch-based cardiac monitors that have recently received FDA and foreign regulatory clearances such as ePatch and MCOT Patch. There are also several small start-up companies trying to compete in the patch-based cardiac monitoring space. We have seen a trend in the market for large medical device companies to acquire, invest in or form alliances with these smaller companies in order to diversify their product offerings and participate in the digital health space. Future competition could come from makers of wearable fitness products or large information technology companies focused on improving healthcare. For example, Apple Inc. recently added capability to measure non-continuous ECG on its watch platform and to alert users to the potential presence of irregular heartbeats suggestive of asymptomatic AF. These competitors and potential competitors may introduce new products that compete with our Zio service. Many of our competitors and potential competitors have significantly greater financial and other resources than we do and have well-established reputations, broader product offerings, and worldwide distribution channels that are significantly larger and more effective than ours. If our competitors and potential competitors are better able to develop new ambulatory cardiac monitoring solutions than us, or develop more effective or less expensive cardiac monitoring solutions, they may render our current Zio service obsolete or non-competitive. Competitors may also be able to deploy larger or more effective sales and marketing resources than we currently have. Competition with these companies could result in price cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

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

In order to remain competitive, we must continue to develop new product offerings and enhancements to the Zio service. We can provide no assurance that we will be successful in monetizing our electrocardiogram (“ECG”) database, expanding the indications for our Zio service, developing new products or commercializing them in ways that achieve market acceptance. In addition, if we develop new products, sales of those products may reduce revenue generated from our existing products. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop new products, applications or features or improve our algorithms due to constraints, such as insufficient cash resources, high employee turnover, inability to hire personnel with sufficient technical skills or a lack of other research and development resources, we may not be able to maintain our competitive position compared to other companies. Furthermore, many of our competitors devote a considerably greater amount of funds to their research and development programs than we do, and those that do not may be acquired by larger companies that would allocate greater resources to research and development programs. Our failure or inability to devote adequate research and development resources or compete effectively with the research and development programs of our competitors could harm our business.

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

The medical device industry’s relationship with physicians is under increasing scrutiny by the Health and Human Services Office of the Inspector General (“OIG”), the Department of Justice (“DOJ”), state attorneys general, and other foreign and domestic government agencies. Our failure to comply with laws, rules and regulations governing our relationships with physicians, or an investigation into our compliance by the OIG, DOJ, state attorneys general or other government agencies, could significantly harm our business.

We have a significant amount of debt, which may affect our ability to operate our business and secure additional financing in the future.

As of December 31, 2018, we had $35.0 million outstanding under our credit facility consisting of our loan agreement with Silicon Valley Bank (“SVB”). We must make significant annual debt payments under the loan agreement which will divert resources from other activities. Our debt with SVB is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The covenants in the loan agreement, as well as in any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control and future breaches of any of these covenants could result in a default under the loan agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the loan agreement and the promissory note to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

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
•

regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the United States Foreign Corrupt Practices Act of 1977 (“FCPA”), U.K. Bribery Act of 2010 and comparable laws and regulations in other countries

•

compliance risks associated with General Data Protection Regulation (“GDPR”) enacted to protect the privacy of all individuals in the European Union and addresses export of the data outside of the European Union.

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

We could be adversely affected by violations of the FCPA, and similar worldwide anti-bribery laws and the ongoing investigation, and outcome of the investigation, by government agencies of possible violations by us of the FCPA could have a material adverse effect on our business.

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

The ECG data that is gathered through our Zio monitors is curated by algorithms that are part of our Zio service and a Zio report is delivered to the prescribing physician for diagnosis. The continuous development, maintenance and operation of our deep-learned backend data analytics engine is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors, for example, with new capabilities incorporating artificial intelligence. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary algorithms from operating properly. If our data analytics platform does not function reliably or fails to meet physician or payor expectations in terms of performance, physicians may stop prescribing the Zio service and payors could attempt to cancel their contracts with us.

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

The analysis we perform to create the diagnostic report for the Zio service is dependent upon a recording made by each device, which requires the physical return of the Zio monitor to one of our clinical centers. We predominantly rely on the U.S. Postal Service (“USPS”) to perform this delivery service. Delivery of the Zio monitor to one of our clinical centers may be subject to disruption by natural disasters such as earthquake or flooding, labor disagreements or errors on behalf of USPS staff, or other disruption to the USPS delivery infrastructure. Further, for the Zio AT monitor, we rely on the provision of cellular communication services for the timely transmission of patient information and reportable events. Once received, all data from both Zio XT and AT monitors is processed, curated and reported on through cloud-computing resources. The reliability of these communication and cloud services is also subject to natural disasters, labor disruptions, human error, and infrastructure failure.

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

We are highly dependent on information technology networks and systems, including the internet and services hosted by Amazon Web Services and other third party service providers, to securely process, transmit and store this critical information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns, or unauthorized disclosure or modifications of confidential information involving patient health information to become publicly available. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information, including executing Business Associates Agreements with applicable vendors. Although we take measures to protect sensitive information from unauthorized access or disclosure, cyber-attacks are becoming more sophisticated and frequent, and our information technology and infrastructure, and that of XIFIN and other third parties we utilize to process or store data, may be vulnerable to viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, attacks by hackers, breaches due to employee error, malfeasance, or misuse, or similar disruptions from unauthorized tampering. While we have implemented data privacy and security measures that we believe are compliant with applicable privacy laws and regulations, some confidential and protected health information, is transmitted to us by third parties, who may not implement adequate security and privacy measures. Further, if third party service providers that process or store data on our behalf experience security breaches or violate applicable laws, agreements, or our policies, such events may also put our information at risk and could in turn have an adverse effect on our business.

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

Any such breach or interruption of our systems, or those of XIFIN or any of our third party information technology partners, could compromise our networks or data security processes and sensitive information could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of patient information, such as the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the General Data Protection Regulation, and the European Union Data Protection Directive, and regulatory penalties. Regardless of the merits of any such claim or proceeding, defending it could be costly and divert management’s attention from leading our business. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform our services, bill payors or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our current and future solutions and engage in other patient and clinician education and outreach efforts. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position.

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

As of December 31, 2018, we had federal and state net operating loss carryforwards (“NOLs”) of $206.7 million and $107.4 million, respectively, which if not utilized will begin to expire in 2027 for federal purposes and 2019 for state purposes. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three year period. Similar rules may apply under state tax laws. Future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could cause an “ownership change.” If an “ownership change” has occurred in the past or occurs in the future, Section 382 would impose an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. As of December 31, 2018, a section 382 study has not been performed. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decrease.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal controls over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. Section 404 of the Sarbanes-Oxley Act (“Section 404”), requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. Prior to December 31, 2017, we availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. As of December 31, 2017, we ceased to be an “emerging growth company.” We expect that the cost of our compliance with Section 404 will correspondingly increase as a result of our independent registered public accounting firm being required to undertake an assessment of our internal control over financial reporting. Our compliance with applicable provisions of Section 404 have required and will continue to require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Section 404 also requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting along with an auditor attestation. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We have implemented the process and documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion in any given quarterly period.

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

Similarly, interference or derivation proceedings provoked by third parties or brought by the U.S. Patent and Trademark Office (“USPTO”) may be necessary to determine priority with respect to our patents, patent applications, trademarks or trademark applications. We may also become involved in other proceedings, such as reexamination, inter partes review, derivation or opposition proceedings before the USPTO or other jurisdictional body relating to our intellectual property rights or the intellectual property rights of others. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing the Zio monitors and selling the Zio service or using product names, which would have a significant adverse impact on our business.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements with employees and third parties to protect our intellectual property rights. As of December 31, 2018, we owned, or retained exclusive license to, eleven issued U.S. patents, the earliest of which will expire in 2028. As of December 31, 2018, we also owned, or retained an exclusive license to, four issued patents from the Japanese Patent Office, two issued patents from each of the Australian, Canadian and European Patent Offices, and one issued patent from the Korean Patent Office. The earliest expiration date of these international patents is 2027. As of December 31, 2018, we had twenty-two pending patent applications globally, including six in the United States, five in the European Patent Office, four in Japan, two in each of Korea and Canada, and one in each of Australia, China and India. Our patents and patent applications include claims covering key aspects of the design, manufacture and use of the Zio monitor and the Zio service.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In 2011, the Leahy-Smith America Invents Act (“Leahy-Smith Act”) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also may affect patent litigation. These also include provisions that switched the United States from a “first-to-invent” system to a “first-to-file” system, allow third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent by the USPTO administered post grant proceedings. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. Under the new post grant provisions of the Leahy-Smith Act, the USPTO introduced procedures that provide additional administrative pathways for third parties to challenge issued patents. Inter partes review (“IPR”) is one of these procedures. The number of IPR challenges filed is increasing, and in many cases, the USPTO is canceling or significantly narrowing issued patent claims. Accordingly, even if a patent is granted by the USPTO, there is risk that it may not withstand an IPR challenge. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

•	the GDPR, which replaces the 1995 Data Protection Directive known as Directive 95/46/EC
•	the federal physician self-referral prohibition, commonly known as the Stark Law
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

In addition, we are required to file various reports with the FDA, and European regulators, including reports required by the medical device reporting regulations (“MDRs”) that require that we report to the regulatory authorities if our Zio service may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business.

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

The FDA and the Federal Trade Commission (“FTC”) also regulate the advertising and promotion of our products and services to ensure that the claims we make are consistent with our regulatory clearances, that there is adequate and reasonable data to substantiate the claims and that our promotional labeling and advertising is neither false nor misleading. If the FDA or FTC determines that any of our advertising or promotional claims are misleading, not substantiated or not permissible, we may be subject to enforcement actions, including warning letters, and we may be required to revise our promotional claims and make other corrections or restitutions.

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

Our manufacturing and design processes and those of our third-party suppliers are required to comply with the FDA’s Quality System Regulation (“QSR”) and the EU’s Medical Device Directive (“MDD”), both of which cover procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of Zio monitors. We are also subject to similar state requirements and licenses, and to ongoing ISO compliance in all operations, including design, manufacturing, and service, to maintain our CE Mark. In addition, we must engage in extensive recordkeeping and reporting and must make available our facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities, EU Notified Bodies and comparable agencies in other countries. If we fail a regulatory inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse regulatory inspection could result in, among other things, a shutdown of our manufacturing or product distribution operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our product and cause our revenue to decline.

We are registered with the FDA as a medical device specifications developer and manufacturer. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Public Health (“CDPH”) to determine our compliance with the QSR and other regulations at both our design and manufacturing facilities, and these inspections may include the manufacturing facilities of our suppliers. Our design facilities in San Francisco, California were most recently audited by the FDA in June 2016 and no formal observations resulted. The most recent FDA audit of our manufacturing facility occurred in August 2017 and no formal observations resulted. No additional follow up with the FDA was required and we believe that we are in compliance, in all material respects, with the QSR.

We are also registered with the EU as a medical device developer, manufacturer and service operator through the National Standard Authority of Ireland (“NSAI”), our European Notified Body. Most recently, the NSAI conducted an ISO 13485 surveillance audit of our design, manufacturing and service operations in June 2018 and we believe that we are in compliance, in all material respects, with the MDD.

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

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements

We are responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed below in Item 9A, we identified material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, we concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—An Integrated Framework (2013).

To implement remedial measures as disclosed in Item 9A, we may need to commit additional resources, hire additional staff, and provide additional management oversight. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate these material weaknesses and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected.

Risks Related to Our Common Stock

Future sales and issuances of securities could negatively affect our stock price and dilute the ownership interest of our existing investors.

Our expected future capital requirements may depend on many factors, including expanding our customer base, the expansion of our salesforce, and the timing and extent of spending on the development of our technology to increase our product offerings. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Additionally, new investors could gain rights, preferences and privileges senior to those of existing holders of our common stock. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

Sales or issuances of a substantial amount of securities, or the perception that such sales could occur, may cause a decline in the price of our common stock. Future resales of our common stock by our existing stockholders could cause the market price of our common stock to decline.  In addition, the shares of common stock subject to outstanding options and restricted stock units under our 2016 Equity Incentive Plan and our 2016 Employee Stock Purchase Plan and the shares reserved for future issuance under both Plans may become eligible for sale in the public markets in the future, subject to certain legal and control limitations.

We may sell shares or other securities in any offering at a price per share that is less than the price per share paid by existing investors, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by existing investors.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently lease 60,873 square feet for our corporate headquarters located in San Francisco, California. On October 4, 2018, we entered into an office lease (“San Francisco Lease”) to rent approximately 117,560 rentable square feet in San Francisco, California. The San Francisco Lease is expected to commence around April 1, 2019 and become the Company’s new headquarters in August 2019. The San Francisco Lease has a twelve-year term, which will expire on August 31, 2031.

We lease 41,500 square feet for our clinical center in Lincolnshire, Illinois under a lease agreement that expires in October 2019. We also lease 20,276 square feet in Houston, Texas for another clinical center under a lease agreement that expires in October 2027.

We lease 14,616 square feet for our manufacturing and distribution facilities in Cypress, California under an agreement that expires in September 2020.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The market in which our common stock is traded is the NASDAQ Global Select Market under the symbol “IRTC”. The following table sets forth the high and low sales price per share of our common stock for each full quarterly period within the two most recent fiscal years as reported on The NASDAQ Global Select Market:

	2018		2017
	High	Low	High	Low
First Quarter	$66.94	$57.58	$39.84	$29.41
Second Quarter	$84.41	$57.89	$42.92	$32.74
Third Quarter	$96.89	$73.27	$51.88	$40.56
Fourth Quarter	$92.40	$60.15	$57.68	$48.21

Holders of Common Stock

As of February 22, 2019, there were 25 holders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

The following graph shows the total stockholder return of an investment of $100 in cash at market close on October 20, 2016 (the first day of trading of our common stock), through December 31, 2018 for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	10/20/2016	12/31/2016	3/31/2017	6/30/2017	9/30/2017	12/31/2017	3/31/2018	6/30/2018	9/30/2018	12/31/2018
iRhythm Technologies, Inc.	$100	$115	$144	$163	$199	$215	$242	$311	$363	$267
NASDAQ Composite	$100	$103	$113	$117	$124	$132	$135	$143	$154	$127
NASDAQ Biotechnology	$100	$98	$109	$115	$124	$119	$119	$122	$136	$108

Issuer Purchases of Equity Securities

None

Item 6. Selected Consolidated Financial Data.

The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace our financial statements and are qualified in their entirety by the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2018, 2017 and 2016, and the balance sheet data at December 31, 2018 and 2017 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2015 and 2014 and the balance sheet data at December 2016, 2015 and 2014 are derived from our audited consolidated financial statements, which are not included herein. The financial data included in this report are historical and are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31, (in thousands, except share and per share data)
	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data:
Revenue	$147,293	$98,509	$64,072	$36,140	$21,749
Cost of revenue(1)	38,579	27,708	20,883	14,700	10,591
Gross profit	108,714	70,801	43,189	21,440	11,158
Operating expenses:
Research and development(1)	20,750	13,335	7,150	6,349	5,698
Selling, general and administrative(1)	131,582	84,737	51,621	36,722	20,225
Total operating expenses(1)	152,332	98,072	58,771	43,071	25,923
Loss from operations	(43,618)	(27,271)	(15,582)	(21,631)	(14,765)
Interest expense	(3,115)	(3,386)	(3,248)	(1,059)	(774)
Other income (expense), net	1,526	1,237	(2,073)	(109)	(293)
Loss on extinguishment of debt	(3,029)	—	—	—	—
Loss before income taxes	(48,236)	(29,420)	(20,903)	(22,799)	(15,832)
Income tax provision	44	—	—	—	—
Net loss	$(48,280)	$(29,420)	$(20,903)	$(22,799)	$(15,832)
Net loss per common share, basic and diluted	$(2.02)	$(1.30)	$(3.95)	$(16.57)	$(12.05)
Weighted-average shares, basic and diluted	23,885,858	22,627,327	5,285,847	1,376,106	1,314,294

(1)	Includes employee stock-based compensation as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
Cost of revenue	$193	$163	$17	$17	$15
Research and development	3,057	1,733	203	165	80
Selling, general and administrative	13,079	8,227	1,651	1,228	733
Total stock-based compensation	$16,329	$10,123	$1,871	$1,410	$828

	As of December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheets Data:
Cash and cash equivalents	$20,023	$8,671	$51,643	$25,208	$8,618
Working capital	76,246	98,663	105,393	24,054	10,672
Total assets	119,710	133,123	138,156	37,872	18,509
Notes payable	34,899	33,978	32,227	30,552	6,255
Convertible preferred stock	—	—	—	97,096	85,014
Accumulated deficit	(203,515)	(156,589)	(127,169)	(106,266)	(83,467)
Total stockholders' equity (deficit)	$54,422	$79,553	$92,562	$(101,624)	$(80,544)

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

Overview

We are a digital healthcare company redefining the way cardiac arrhythmias are clinically diagnosed by combining our wearable biosensing technology with cloud-based data analytics and deep-learning capabilities. Our goal is to be the leading provider of ambulatory electrocardiogram (“ECG”) monitoring for patients at risk for arrhythmias. We have created a full portfolio of ambulatory cardiac monitoring services on a unique platform, called the Zio service, which combines an easy-to-wear and unobtrusive biosensor that can be worn for up to 14 consecutive days with powerful proprietary algorithms that distill data from millions of heartbeats into clinically actionable information. The Zio service consists of:

•

wearable patch-based biosensors, Zio XT and Zio AT monitors, which continuously record and store ECG data from every patient heartbeat for up to 14 consecutive days. Zio AT offers the option of timely transmission of data during the prescribed wear period

•	cloud-based analysis of the recorded cardiac rhythms using our proprietary, deep-learned algorithms
•	a final quality assessment review of the data by our certified cardiographic technicians
•

an easy-to-read Zio report, a curated summary of findings that includes high quality and clinically-actionable information which is sent directly to a patient’s physician and can be integrated into a patient’s electronic health record

We receive revenue for the Zio service primarily from third-party payors, which include commercial payors and government agencies, such as CMS and the military. In addition, a small percentage of institutions, which are typically hospitals or private physician practices, purchase the Zio service from us directly. Third-party payors accounted for approximately 88%, 82% and 74% of our revenue for the years ended December 31, 2018, 2017 and 2016, respectively. Our revenue in the third-party commercial payor category is primarily contracted, which means we have entered into pricing contracts with these payors. Approximately 37%, 37% and 40% of our total revenue for the years ended December 31, 2018, 2017 and 2016, respectively, is received from federal government agencies under established reimbursement codes. Institutions, which are typically hospitals or private physician practices accounted for approximately 12%, 18% and 26% of our revenue for the years ended December 31, 2018, 2017, and 2016 respectively. We rely on a third-party billing partner, XIFIN, Inc., to submit patient claims and collect from commercial payors, certain government agencies, and patients.

Since our Zio service was cleared by the U.S. Food and Drug Administration (“FDA”), we have provided the Zio service to over one million patients and have collected approximately 400 million hours of curated heartbeat data. We believe the Zio service is well-positioned to disrupt an already-established $1.8 billion U.S. ambulatory cardiac monitoring market by offering a user-friendly device to patients, actionable information to physicians and value to payors.

We market our ambulatory cardiac monitoring solution in the United States through a direct sales organization comprised of sales management, field billing specialists, and quota-carrying sales representatives. Our sales representatives focus on initial introduction into new customers, penetration across a sales region, driving adoption within existing accounts and conveying our message of clinical and economic value to service line managers and hospital administrators and other clinical departments. We continue to increase the size of our U.S. sales organization to expand the current customer account base and increase utilization of our Zio service. In addition, we will continue exploring sales and marketing expansion opportunities in international geographies.

Components of Results of Operations

Revenue

Substantially all of our revenue is derived from sales of our Zio service in the United States. We earn revenue from the provision of our Zio service primarily from third-party payors, which include commercial payors and government agencies, such as CMS and the military. In addition, a small percentage of institutions, which are typically hospitals or private physician practices, purchase the Zio service from us directly.

We recognize revenue on an accrual basis based on estimates of the amount that will ultimately be realized, which is the difference between the amount submitted for payment and the amount received. These estimates require significant judgment by management. In determining the amount to accrue for a delivered report, the Company considers factors such as claim payment history from both payors and patient out-of-pocket costs, payor coverage, whether there is a contract between the payor or healthcare institution and the Company, historical amount received for the service, and any current developments or changes that could impact reimbursement and healthcare institution payments.

We expect our revenue to increase as we expand our sales and marketing infrastructure, increase awareness of our product offerings, increase the number of covered and contracted lives for our Zio service, expand the range of indications for our Zio service and develop new products and services. We are subject to seasonality similar to other companies in our field, as vacations by physicians and patients tend to affect enrollment in the Zio service more during the summer months and during the end of calendar year holidays compared to other times of the year

Cost of Revenue and Gross Margin

Cost of revenue is expensed as incurred and includes direct labor, material costs, equipment and infrastructure expenses, amortization of internal-use software, allocated overhead, and shipping and handling. Direct labor includes payroll and personnel-related costs involved in manufacturing, data analysis, and customer service. Material costs include both the disposable materials costs of the Zio monitors and amortization of the re-usable printed circuit board assemblies (“PCBAs”). Each Zio monitor includes a PCBA, the cost of which is amortized over the anticipated number of uses of the board. We expect cost of revenue to increase in absolute dollars to the extent our revenue grows.

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

Interest Expense

Interest expense consists of cash and non-cash components. The cash component of interest expense is attributable to borrowings under our loan agreements. Refer to Note 7. Debt, for further information on our loan agreements. The non-cash component consists of interest expense recognized from the amortization of debt discounts derived from the issuance of warrants and debt issuance costs capitalized on our balance sheets and, for 2017, “paid-in-kind” interest when debt payments were interest only and a portion of interest payments were added back to the debt balance.

Other Income (Expense), Net

Other income, net consists primarily of interest income which consists of interest received on our cash, cash equivalents and investments balances and, for 2016, the change in fair value of our convertible preferred stock warrant liabilities.

Results of Operations

Comparison of the Years Ended December 31 2018, and 2017

	Years Ended December 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Revenue	$147,293	$98,509	$48,784	50%
Cost of revenue	38,579	27,708	10,871	39%
Gross profit	108,714	70,801	37,913	54%
Gross margin	74%	72%
Operating expenses:
Research and development	20,750	13,335	7,415	56%
Selling, general and administrative	131,582	84,737	46,845	55%
Total operating expenses	152,332	98,072	54,260	55%
Loss from operations	(43,618)	(27,271)	(16,347)	60%
Interest expense	(3,115)	(3,386)	271	(8)%
Other income, net	1,526	1,237	289	23%
Loss on extinguishment of debt	(3,029)	—	(3,029)	n/a
Loss before income taxes	(48,236)	(29,420)	(18,816)	64%
Income tax provision	44	—	44	n/a
Net loss	$(48,280)	$(29,420)	$(18,860)	64%

Revenue

Revenue increased $48.8 million, or 50%, to $147.3 million during the year ended December 31, 2018 from $98.5 million during the year ended December 31, 2017. The increase in revenue was attributable to the increase in volume of the Zio services performed as a result of the expansion of coverage and the increase in the number of payors under contract, increasing physician acceptance and expansion of our sales force as we continue to gain market acceptance for our Zio service.

Cost of Revenue and Gross Margin

Cost of revenue increased $10.9 million, or 39%, to $38.6 million during the year ended December 31, 2018 from $27.7 million during the year ended December 31, 2017. The increase in cost of revenue was primarily due to increased Zio service volume in 2018. This increase was partially offset by the reduction in costs to provide the Zio service, which was achieved through manufacturing efficiencies in the production of our device and reductions in cardiographic technician labor costs through algorithm improvements and software driven workflow enhancements.

Gross margin for the year ended December 31, 2018 increased to 74%, compared to 72% for the year ended December 31, 2017. The increase was driven primarily by the reduction in the cost of the Zio service due to our continued efforts to lower manufacturing costs, fixed costs absorption and reduced labor costs per device through our algorithm improvements and software-driven and other workflow enhancements.

Research and Development Expenses

Research and development expenses increased $7.4 million, or 56%, to $20.8 million during the year ended December 31, 2018 from $13.3 million during the year ended December 31, 2017. The increase was primarily attributable to a $4.7 million increase in payroll and personnel-related expenses as a result of increased headcount, and $1.5 million for allocated facility-related expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $46.8 million, or 55%, to $131.6 million during the year ended December 31, 2018 from $84.7 million during the year ended December 31, 2018. The increase was primarily attributable to a $33.6 million increase in payroll and personnel-related expenses as a result of increased headcount to support the growth in our operations, which included an increase of $12.0 million in commissions and bonus primarily as a result of increased revenues. The increase was also driven by an increase in professional services of $3.5 million and bad debt expense of $2.2 million.

A significant amount of selling, general, and administrative incremental spend can be directly attributed to our continued focus on salesforce expansion and its support infrastructure to support our growth strategy.

Interest Expense

Interest expense decreased $0.3 million to $3.1 million during the year ended December 31, 2018 from $3.4 million during the year ended December 31, 2017 due to the decrease in interest rate as a result of the extinguishment of the loan agreement with Biopharma Secured Investments III Holdings Cayman LP in October 2018 as well as repayment of the loan agreement with California HealthCare Foundation in May 2018.

Other Income (Expense), Net

Other income, increased to $1.5 million for the year ended December 30, 2018, compared to $1.2 million for year ended December 31, 2017. The increase in other income (expense) is due to interest income on our investment portfolio.

Comparison of the Year Ended December 31 2017, and 2016

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Revenue	$98,509	$64,072	$34,437	54%
Cost of revenue	27,708	20,883	6,825	33
Gross profit	70,801	43,189	27,612	64
Gross margin	72%	67%
Operating expenses:
Research and development	13,335	7,150	6,185	87
Selling, general and administrative	84,737	51,621	33,116	64
Total operating expenses	98,072	58,771	39,301	67
Loss from operations	(27,271)	(15,582)	(11,689)	(75)
Interest expense	(3,386)	(3,248)	(138)	4
Other income (expense), net	1,237	(2,073)	3,310	(160)
Net loss	$(29,420)	$(20,903)	$(8,517)	41%

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

Cost of Revenue and Gross Margin

Cost of revenue increased $6.8 million, or 33%, to $27.7 million during the year ended December 31, 2017 from $20.9 million during the year ended December 31, 2016. The increase in cost of revenue was primarily due to increased Zio service volume in 2017. This increase was partially offset by the reduction in costs to provide the Zio service, which was achieved through manufacturing efficiencies in the production of our device and reductions in cardiographic technician labor costs through algorithm improvements and software driven workflow enhancements.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $33.1 million, or 64%, to $84.7 million during the year ended December 31, 2017 from $51.6 million during the year ended December 31, 2016. The increase was primarily attributable to a $18.7 million increase in payroll and personnel-related expenses as a result of increased headcount to support the growth in our operations, a $6.0 million increase in professional services expenses, primarily as a result of an increase in accounting, legal and recruiting services expenses, a $1.8 million increase in facility-related expenses, and a $1.7 million increase in bad debt expense primarily due to the overall increase in accounts receivable.

Interest Expense

Interest expense increased $0.2 million to $3.4 million during the year ended December 31, 2017 from $3.2 million during the year ended December 31, 2017 due to increased principal balance of our December 2015 debt financing as a result of paid-in-kind interest.

Other Income (Expense), Net

Other income (expense), net increased $3.3 million to income of $1.2 million during the year ended December 31, 2017 from expense of $2.1 million during the year ended December 31, 2016. The change was primarily related to an increase of $1.2 million of interest income from our investments and $2.1 million decrease from the fair value re-measurement of preferred stock warrant liabilities at each balance sheet date, which concluded upon the conversion to common warrants upon our IPO in October 2016.

Liquidity and Capital Expenditures

Overview

As of December 31, 2018, we had cash and cash equivalents of $20.0 million, short-term investments of $58.3 million, and an accumulated deficit of $203.5 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash (used in) provided by:
Operating activities	$(29,068)	$(14,911)	$(16,651)
Investing activities	34,117	(34,684)	(68,166)
Financing activities	6,303	6,532	111,252
Net increase (decrease) in cash, cash equivalents, and restricted cash	$11,352	$(43,063)	$26,435

Cash Used in Operating Activities

During the year ended December 31, 2018, cash used in operating activities was $29.1 million which consisted of a net loss of $48.3 million, adjusted by non-cash charges of $33.0 million and a net change of $13.9 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of an increase in stock-based compensation expense of $16.3 million, as well as a change in allowance for doubtful accounts and contractual allowance of $15.2 million. The change in our net operating assets and liabilities was primarily due to an increase of $22.9 million in the change in accounts receivable as a result of the increase in our revenue, and an increase of $10.8 million in accrued liabilities, primarily related to increased accrued payroll and related compensation accruals.

During the year ended December 31, 2017 cash used in operating activities was $14.9 million, which consisted of a net loss of $29.4 million, adjusted by non-cash charges of $22.6 million and a net change of $8.1 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of an increase in stock-based compensation expense of $10.1 million, as well as a change in allowance for doubtful accounts and contractual allowance of $9.4 million. The change in our net operating assets and liabilities was primarily due to an increase of $13.0 million in the change in accounts receivable as a result of the increase in our revenue, and a decrease of $5.4 million in accrued liabilities, primarily related to increased accrued payroll and related compensation accruals.

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

Cash Used in Investing Activities

Cash provided by investing activities during the year ended December 31, 2018 was $34.1 million, which consisted primarily of $126.5 million in cash received from the maturities of available for sale investments and $6.0 million in cash received from sales of available for sale investments, partially offset by purchases of available for sale investments of $93.2 million, and $5.2 million of capital expenditures to purchase property and equipment.

Cash used in investing activities during the year ended December 31, 2017 was $34.7 million, which consisted of $129.8 million in purchases of investments and $3.6 million of capital expenditures to purchase property and equipment, partially offset by maturities of available for sale investments of $98.7 million.

Cash used in investing activities during the year ended December 31, 2016 was $68.2 million, which consisted of $65.4 million in purchases of investments and $2.8 million of capital expenditures to purchase property and equipment.

Cash Used in Financing Activities

During the year ended December 31, 2018, cash provided by financing activities was $6.3 million, primarily due to proceeds from the issuance of debt of $35.0 million and $9.3 million in proceeds from the issuance of common stock, partially offset by repayment of debt of $31.5 million, $3.9 million in tax withholding upon the vesting of restricted stock units and $2.5 million in premiums paid on loss on extinguishment of debt.

During the year ended December 31, 2017, cash provided by financing activities was $6.5 million, consisting primarily of net proceeds of $6.4 from the issuance of common stock related to employee equity incentive plans.

During the year ended December 31, 2016, cash provided by financing activities was $111.3 million, consisting primarily of net proceeds of $110.9 million from our IPO completed in October 2016, which is net of bankers fees, commissions and offering costs.

Indebtedness

In December 2015, we entered into a Loan Agreement with Biopharma Secured Investments III Holdings Cayman LP (the “Pharmakon Loan Agreement”). The Pharmakon Loan Agreement provided for up to $55.0 million in term loans split into two tranches as follows: (i) the Tranche A Loans were $30.0 million in term loans, and (ii) the Tranche B Loans were up to $25.0 million in term loans. The Tranche A Loans were drawn on December 4, 2015. The Tranche B Loans were available to be drawn prior to December 4, 2016. No additional draw was taken.

The Tranche A Loans bore interest at a fixed rate equal to 9.50% per annum that was due and payable quarterly in arrears. During the first eight calendar quarters, 50% of the interest due and payable was added to the then outstanding principal.

In December 2015, we used the proceeds from the Pharmakon Loan Agreement to repay $4.9 million of bank debt to SVB. The issuance costs and debt discount were netted against the borrowed funds on the balance sheet.

On October 23, 2018, we repaid the principal amount of the Tranche A Loan of $30.0 million and related accrued interest of $3.3 million. We incurred a $3.0 million loss in connection with the early extinguishment of the Pharmakon Loan Agreement which included a prepayment premium fee of $1.0 million and additional consideration related to prepayment of $1.5 million. The debt balance as of December 31, 2017 was $32.5 million.

Bank Debt

In December 2015, we entered into a Second Amended and Restated Loan and Security Agreement with SVB, (the “SVB Loan Agreement”). Under the SVB Loan Agreement we could borrow, repay and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $15.0 million, until December 4, 2018, when all outstanding principal and accrued interest became due and payable. Any principal amount outstanding under the SVB Loan Agreement shall bear interest at a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” plus 0.25%. We may borrow up to 80% of its eligible accounts receivable, up to the maximum of $15.0 million.

In August 2016, we obtained a $3.1 million standby letter of credit pursuant to the SVB Loan Agreement in connection with a lease for the San Francisco office.

In October 2018, we entered into the Third Amended and Restated Loan and Security Agreement with SVB (“Third Amended and Restated SVB Loan Agreement”). This Agreement amends and restates the Second Amended and Restated Loan and Security Agreement between the Company and SVB dated December 4, 2015, as amended by the First Loan Modification Agreement between the Company and SVB dated August 22, 2016.

Pursuant to the Third Amended and Restated SVB Loan Agreement, we obtained a term loan (“SVB Term Loan”) for $35.0 million. Total proceeds from the SVB Term Loan were used to pay off the loan agreement with Biopharma Secured Investments III Holdings Cayman LP (“Pharmakon”), totaling $35.8 million. We will make interest-only payments through August 31, 2020, followed by 36 monthly payments of principal plus interest on the SVB Term Loan. Interest charged on the SVB Term Loan will be the greater of (a) a floating rate based on the “Prime Rate” published by The Wall Street Journal minus 0.75%, or (b) 4.25%.

Under the Third Amended and Restated SVB Loan Agreement, we may borrow, repay, and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $25.0 million, which includes an $11.0 million standby letter of credit sublimit availability. In October 2018, a $6.9 million standby letter of credit was obtained in connection with a lease for our San Francisco headquarters. Any principal amount outstanding under the Third Amended and Restated SVB Loan Agreement revolving credit line shall bear interest at an amount that is the greater of (a) a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” or (b) 5.00%. We may borrow up to 75% of eligible accounts receivable, up to the maximum of $25.0 million. As of December 31, 2018 we were eligible to borrow up to $1.7 million and no amount was outstanding under the revolving credit line.

The Third Amended and Restated Loan Agreement requires us to maintain a minimum consolidated liquidity ratio or minimum adjusted Earnings Before Interest, Tax, Depreciation, and Amortization during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. We were in compliance with loan covenants as of December 31, 2018. The obligations under the Third Amended and Restated Loan Agreement are collateralized by substantially all of our assets.

California HealthCare Foundation Note

In November 2012, we entered into a Note Purchase Agreement and Promissory Note with the California HealthCare Foundation (the “CHCF Note”) through which we borrowed $1.5 million. The CHCF Note accrued simple interest of 2.0%. The accrued interest and the principal was to mature in November 2016. In partial consideration for the issuance of the CHCF Note, we issued warrants to purchase 22,807 shares of the Company’s Series D convertible preferred stock.

In June 2015, we amended the CHCF Note to extend the maturity date to May 2018.

The CHCF Note was subordinate to other debt. The debt balance, net of debt discount, as of December 31 2017 was $1.5 million. In May 2018, we repaid the principal amount of $1.5 million and related $0.2 million in accrued interest on the CHCF Note.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

We adopted Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), on January 1, 2018. We recognized revenue in prior years in accordance with Accounting Standard Codification Topic 954-605, Health Care Entities - Revenue Recognition and Accounting Standard Codification Topic 605, Revenue Recognition.

We account for contract revenue with a customer when there is a legally enforceable contract between us and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Our revenue is measured based on consideration specified in the contract with each customer. A unique aspect of healthcare is the involvement of multiple parties to the service transaction. In addition to the patient, often a third-party, for example a commercial or governmental payor or healthcare institution, like a hospital or clinic, will pay us for some or all of the service on the patient’s behalf. Separate contractual arrangements exist between us and third-party payors that establish amounts the third-party payor will pay on behalf of a patient for covered services rendered and should be considered in determining collectability and the transaction price for services provided to a patient covered by that third-party payor.

We recognize revenue on an accrual basis based on estimates of the amount that will ultimately be realized, which is the difference between the amount submitted for payment and the amount received. These estimates require significant judgment by management. In determining the amount to accrue for a delivered report, we consider factors such as claim payment history from both payors and patient out-of-pocket costs, payor coverage, whether there is a contract between the payor or healthcare institution and us, historical amount received for the service, and any current developments or changes that could impact reimbursement and healthcare institution payments.

A summary of the payment arrangements with third-party payors and healthcare institutions is as follows:

•	Contracted third-party payors – We have contracts with negotiated prices for services provided for patients with commercial healthcare insurance carriers

•

Centers for Medicare and Medicaid Services (“CMS”) – We have received independent diagnostic testing facility approval from regional Medicare Administrative Contractors and will receive reimbursement per the relevant Current Procedural Terminology (“CPT”) code rate for the services rendered to the patient covered by CMS.

•

Non-contracted third-party payors: Non-contracted commercial and government payors often reimburse out-of-network rates provided under the relevant CPT codes on a case-by-case basis. The transaction price is based on factors including an average of our historical collection experience for our non-contracted services. This rate is reviewed at least quarterly.

•

Healthcare institutions – Healthcare institutions are typically hospitals or physician practices in which we have negotiated amounts for its monitoring services, including certain governmental agencies such as the Veteran’s Administration and Department of Defense.

We are utilizing the portfolio approach practical expedient under ASC 606 for revenue recognition. We account for the contracts within each portfolio as a collective group, rather than individual contracts. Based on history with these portfolios and the similar nature and characteristics of the patients within each portfolio, we have concluded that the financial statement effects are not materially different than if accounting for revenue on a contract-by-contract basis.

For the healthcare institution and CMS portfolios, we have historical experience of collecting substantially all of the negotiated contractual rates and determined at contract inception that these customers, and or their related third-party payor that pays us on their behalf, have the intention and ability to pay the promised consideration. As such, we have not provided an implicit price concession but, rather, have chosen to accept the risk of default, and adjustments to the transaction price are recorded as bad debt expense.

For contracted portfolios, we are providing an implicit price concession because, while we have a contract with the underlying payor, we expect to accept a lower amount of consideration when claims are adjudicated and allowable claims are determined by the commercial payor. The implicit price concession is recorded as variable consideration to the transaction price and recorded as an adjustment to revenue as a contractual allowance. Historical cash collection indicates that it is probable that substantially all of the contracted claim amount will be received. Subsequent adjustments to the transaction price less variable consideration are subject to impairment assessment where customer credit risk is recorded as bad debt expense.

For non-contracted portfolios, we are providing an implicit price concession because we do not have a contract with the underlying payor, the result of which requires us to estimate transaction price based on historical cash collections utilizing the expected value method. Subsequent adjustments to the transaction price are recorded as an adjustment to revenue and not as bad debt expense.

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

Estimated Usage of the Printed Circuit Board Assembly

We use a printed circuit board assembly (“PCBA”) in each wearable device and it is reused numerous times in multiple patients. Each time the PCBA is used in a wearable Zio XT monitor, a portion of the cost of the PCBA is recorded as a cost of revenue. We have based our estimates of how many times a PCBA can be used on testing in research and development, loss rates, product obsolescence, and the amount of time it takes the device to go through the manufacturing, shipping, customer shelf and patient wear time and upload process. We periodically evaluate the use estimate.

Stock-Based Compensation

We recognize compensation costs related to stock option grants, restricted stock unit grants (“RSUs”), and shares under the employee stock purchase program (“ESPP”) based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense for options and shares under the ESPP, using the Black-Scholes option pricing model. The RSU grant date fair value is based on the closing price on the date of the grant. The grant date fair value of stock-based awards is expensed on a straight-line basis over the period during which the employee is required to provide service in exchange for the award (generally the vesting period).

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

We recorded stock-based compensation expense of $16.3 million, $10.1 million and $1.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. We expect to continue to grant stock options and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), which requires lessees to recognize lease liabilities and corresponding right-of-use assets on the Consolidated Balance Sheet for all leases. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and, for operating leases, the lessee would recognize a straight-line lease expense. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The Company is currently evaluating the impact of the adoption of this standard, and expects that the impact on the Consolidated Balance Sheet will be material as a result of recognizing right of use assets and liabilities for existing real estate leases. The Company has no embedded leases with suppliers. In addition, the standard will require changes to the Company’s current accounting policies, processes, and internal controls. The Company expects to adopt the following practical expedients allowed under Topic 842:

•

The package of three practical expedients, which allows entities to make an election that allows them not to reassess (1) embedded leases not classified as leases under Topic 842, (2) Lease classification of existing or expiring leases, and (3) indirect costs for existing or expired leases.

•

Combining lease and non-lease components practical expedient, which allows lessees, as an accounting policy election by class of underlying asset, to choose not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component.

•

Comparative reporting practical expedient, which allows entities to initially apply Topic 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The Company will adopt Topic 842 in the first quarter of fiscal 2019.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Debt interest payments (1)	$1,663	$2,975	$974	$—	$5,612
Debt principal payments	—	13,611	21,389	—	35,000
Operating leases	8,135	21,497	22,633	98,209	150,474
Total contractual obligations	$9,798	$38,083	$44,996	$98,209	$191,086

________________________________

(1)	Debt interest payments calculated based on interest rates in effect as of December 31, 2018.

The table above does not include approximately $7.2 million in non-cancelable purchase orders related to inventory and printed circuit board assemblies entered into in the normal course of operations, which we expect to be paid in less than one year. The table excludes unrecognized tax benefits of $1.5 million as of December 31, 2018 because these uncertain tax positions, if recognized, would be an adjustment to our net deferred tax assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.

Interest Rate Sensitivity

We had cash, cash equivalents and investments of $78.3 million as of December 31, 2018; which consisted of bank deposits, money market funds and U.S. government securities, corporate notes, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

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

We had total outstanding debt of $34.9 million and $34.0 million, which is net of debt discount and debt issuance costs, as of December 31, 2018 and 2017, respectively. The Third Amended and Restated SVB Loan Agreement Note carries a variable interest rate based on the “Prime Rate” published by The Wall Street Journal. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Rate Sensitivity

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in British Pound Sterling. As of December 31, 2018, we do not consider this risk to be material. We do not utilize any forward foreign exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made.

Item 8. Financial Statements and Supplementary Data.

IRHYTHM TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of iRhythm Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of iRhythm Technologies, Inc. and its subsidiary (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive loss, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (i) an ineffective control environment commensurate with our financial reporting requirements, due to an insufficient number of professionals with an appropriate level of accounting and internal control knowledge, training and experience, (ii) an ineffective financial statement close process, due to an ineffective business performance review to monitor the completeness and accuracy of the financial results and an ineffective review of journal entries, and (iii) ineffective controls with respect to the review of the accounting for revenue and related accounts receivable, including maintaining effective controls to prevent or detect errors in the assessment of bad debt and revenue reserves.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 4, 2019

We have served as the Company’s auditor since 2009.

IRHYTHM TECHNOLOGIES, INC.

Consolidated Balance Sheets

(In thousands, except par value and share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$20,023	$8,671
Short-term investments	58,320	93,692
Accounts receivable, net	21,977	12,953
Inventory	2,062	1,683
Prepaid expenses and other current assets	4,100	2,582
Total current assets	106,482	119,581
Investments, long-term	—	2,994
Property and equipment, net	9,158	6,221
Goodwill	862	862
Other assets	3,208	3,465
Total assets	$119,710	$133,123
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,284	$2,395
Accrued liabilities	26,570	15,644
Deferred revenue	1,243	1,238
Accrued interest, current portion	139	154
Debt, current portion	—	1,487
Total current liabilities	30,236	20,918
Debt	34,899	32,491
Deferred rent, noncurrent portion	153	161
Total liabilities	65,288	53,570
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000,000 shares authorized at December 31, 2018 and 2017; and none issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Common stock, $0.001 par value – 100,000,000 shares authorized at December 31, 2018 and 2017; 24,368,073 and 23,377,315 shares issued and outstanding at December 31, 2018 and 2017, respectively	23	23
Additional paid-in capital	257,955	236,184
Accumulated other comprehensive loss	(41)	(65)
Accumulated deficit	(203,515)	(156,589)
Total stockholders’ equity	54,422	79,553
Total liabilities and stockholders’ equity	$119,710	$133,123

The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue	$147,293	$98,509	$64,072
Cost of revenue	38,579	27,708	20,883
Gross profit	108,714	70,801	43,189
Operating expenses:
Research and development	20,750	13,335	7,150
Selling, general and administrative	131,582	84,737	51,621
Total operating expenses	152,332	98,072	58,771
Loss from operations	(43,618)	(27,271)	(15,582)
Interest expense	(3,115)	(3,386)	(3,248)
Other income (expense), net	1,526	1,237	(2,073)
Loss on extinguishment of debt	(3,029)	—	—
Loss before income taxes	(48,236)	(29,420)	(20,903)
Income tax provision	44	—	—
Net loss	$(48,280)	$(29,420)	$(20,903)
Net loss per common share, basic and diluted	$(2.02)	$(1.30)	$(3.95)
Weighted-average shares, basic and diluted	23,885,858	22,627,327	5,285,847

The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net Loss	$(48,280)	$(29,420)	$(20,903)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on available-for-sale securities	24	(56)	(9)
Comprehensive loss	$(48,256)	$(29,476)	$(20,912)

The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

							Accumulated	Total
	Convertible				Additional		Other	Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balances at December 31, 2015	11,046,146	$97,096	1,410,565	$1	$4,641	$(106,266)	$—	$(101,624)
Issuance of common stock upon the exercise of options, net of repurchases	—	—	56,827	1	131	—	—	132
Issuance of preferred stock upon exercise of warrants	31,359	457	—	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	7,238,235	7	110,714	—	—	110,721
Conversion of convertible preferred stock to common stock in connection with initial public offering	(11,077,505)	(97,553)	13,375,333	13	97,540	—	—	97,553
Conversion of convertible preferred stock warrants to common stock warrants in connection with initial public offering	—	—	—	—	4,821	—	—	4,821
Issuance of common stock upon net exercise of warrants	—	—	58,386	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,871	—	—	1,871
Net loss	—	—	—	—	—	(20,903)	—	(20,903)
Net change in unrealized loss on investments	—	—	—	—	—	—	(9)	(9)
Balances at December 31, 2016	—	—	22,139,346	22	219,718	(127,169)	(9)	92,562
Issuance of common stock upon in connection with employee equity incentive plans, net	—	—	1,027,595	1	6,389	—	—	6,390
Issuance of common stock upon net exercise of warrants	—	—	210,374	—	—	—	—	—
Tax withholding upon vesting of restricted stock awards	—	—	—	—	(46)	—	—	(46)
Stock-based compensation expense	—	—	—	—	10,123	—	—	10,123
Net loss	—	—	—	—	—	(29,420)	—	(29,420)
Net change in unrealized loss on investments	—	—	—	—	—	—	(56)	(56)
Balances at December 31, 2017	—	—	23,377,315	23	236,184	(156,589)	(65)	79,553
Accounting Standards Codification 606 cumulative effect adjustment upon adoption	—	—	—	—	—	1,354	—	1,354
Issuance of common stock in connection with employee equity incentive plans, net	—	—	990,758	—	9,319	—	—	9,319
Tax withholding upon vesting of restricted stock awards	—	—	—	—	(3,877)	—	—	(3,877)
Stock-based compensation expense	—	—	—	—	16,329	—	—	16,329
Net loss	—	—	—	—	—	(48,280)	—	(48,280)
Net change in unrealized loss on investments	—	—	—	—	—	—	24	24
Balances at December 31, 2018	—	$—	24,368,073	$23	$257,955	$(203,515)	$(41)	$54,422

The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(48,280)	$(29,420)	$(20,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,269	1,597	568
Stock-based compensation	16,329	10,123	1,871
Amortization of debt discount and issuance costs	210	260	251
Amortization (accretion) on investments	(907)	(352)	6
Loss on disposal of assets	75	9	—
Provision for bad debt and contractual allowance	15,218	9,403	4,686
Change in fair value of preferred stock warrant liabilities	—	—	2,123
Non-cash interest expense	—	1,550	1,481
Loss on extinguishment of debt	3,029	—	—
Repayment of interest paid in kind	(3,141)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(22,885)	(12,950)	(8,515)
Inventory	(380)	(293)	(245)
Prepaid expenses and other current assets	(1,568)	(795)	(863)
Other assets	269	(467)	(1,235)
Accounts payable	(192)	634	305
Accrued liabilities	10,776	5,364	3,380
Deferred rent	105	135	(2)
Deferred revenue	5	291	441
Net cash used in operating activities	(29,068)	(14,911)	(16,651)
Cash flows from investing activities
Purchases of property and equipment	(5,180)	(3,562)	(2,763)
Purchases of available-for-sale investments	(93,158)	(129,829)	(65,403)
Sales of available-for-sale investments	5,962	—	—
Maturities of available-for-sale investments	126,493	98,707	—
Net cash provided by (used in) investing activities	34,117	(34,684)	(68,166)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases	9,319	6,390	132
Proceeds from issuance of common stock upon exercise of warrants	—	—	206
Tax withholding upon vesting of restricted stock awards	(3,877)	(46)	—
Payments of deferred offering costs	—	188	(3,522)
Proceeds from long-term debt, net of debt discount and issuance costs	35,000	—	—
Repayments of long-term debt	(31,500)	—	—
Payments of issuance costs for long term debt	(121)	—	—
Proceeds of issuance of common stock upon initial public offering	—	—	114,436
Premiums paid on extinguishment of debt	(2,518)	—	—
Net cash provided by financing activities	6,303	6,532	111,252
Net increase (decrease) in cash and cash equivalents	11,352	(43,063)	26,435
Cash and cash equivalents, beginning of year	8,671	51,734	25,299
Cash and cash equivalents, end of year	$20,023	$8,671	$51,734
Supplemental disclosures of cash flow information
Interest paid	$6,065	$1,550	$1,591
Non-cash investing and financing activities
Property and equipment included in accounts payable and accrued liabilities	$101	$35	$423
Deferred offering costs included in accounts payable and accrued liabilities	$—	$—	$188
Conversion of preferred stock to common stock	$—	$—	$97,553
Conversion of preferred stock warrants to common stock warrants	$—	$—	$4,821

The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

1. Organization and Description of Business

iRhythm Technologies, Inc. (the “Company”) was incorporated in the state of Delaware in September 2006. The Company is a digital healthcare company redefining the way cardiac arrhythmias are clinically diagnosed by combining wearable biosensing technology with cloud-based data analytics and deep-learning capabilities. The Company commenced commercial introduction of its products in the United States in 2009 following clearance by the U.S. Food and Drug Administration.

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

Initial Public Offering

The Company’s initial public offering of 7,238,235 shares of common stock was effected through a registration statement on Form S-1 (Registration Nos. 333-213773 and 333-214179), which was declared effective on October 19, 2016. The initial public offering closed on October 25, 2016 and resulted in net proceeds of approximately $110.7 million, after deducting underwriting discounts and commissions of $8.6 million and other expenses of $3.7 million.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of iRhythm Technologies, Inc. and its wholly-owned subsidiary, iRhythm Technologies Ltd., established in March 2016. All intercompany accounts and transactions have been eliminated. The financial statements of iRhythm Technologies Ltd. use the U.S. dollar as the functional currency. For all non-functional currency balances, the remeasurement of such balances to functional currency results in a foreign exchange transaction gain or loss, which is recorded in the consolidated statements of operations.

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

Investments

Short-term investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than one year as of the balance sheet date. Long-term investments have maturities greater than one year as of the balance sheet date. All investments are carried at fair value based upon quoted market prices. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive loss. The cost of available-for-sale securities sold is based on the specific-identification method. Realized gains and losses are included in earnings, and are derived for specific-identification method for determining the costs of investments sold. Amortization of premiums and accretion of discounts are reported as a component of interest income and interest expense, respectively.

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

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year ended December 31,
	2018	2017
Balance, beginning of year	$3,568	$1,792
Add: provision for doubtful accounts	5,826	3,640
Less: write-offs, net of recoveries and other adjustments	(4,543)	(1,864)
Balance, end of year	$4,851	$3,568

The following table presents the changes in the contractual allowance (in thousands):

	Year ended December 31,
	2018	2017
Balance, beginning of year	$7,444	$2,340
Add: allowance for contractual adjustments	9,392	5,763
Less: contractual adjustments	(6,235)	(659)
Balance, end of year	$10,601	$7,444

The following table presents the impact of allowance for doubtful accounts and contractual allowance on accounts receivable (in thousands):

	Year ended December 31,
	2018	2017
Gross accounts receivable	$37,429	$23,965
Less: allowance for doubtful accounts	(4,851)	(3,568)
Less: contractual allowance	(10,601)	(7,444)
Net accounts receivable	$21,977	$12,953

The Company reviews and updates its estimates for the allowances for doubtful accounts and contractual allowance periodically to reflect its experience regarding historical collections. If management were to make different judgments or utilize different estimates in the allowances for doubtful accounts and contractual allowance, differences in the amount of reported selling, general and administrative expenses and revenue could result, respectively.

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

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. The Company records an allowance for doubtful accounts when it becomes probable that a receivable will not be collected. Federal government agencies, including CMS and the military, accounted for approximately 37%, 37% and 40% of the Company’s revenue for the years ended December 31, 2018, 2017 and 2016, respectively. Accounts receivable related to federal government agencies accounted for 18% and 27% at December 31, 2018 and 2017, respectively.

Supply Risk

While the Company has not experienced manufacturing supply disruptions to date, the Company relies on single-source vendors for the supply of its disposable housings, instruments and other materials used to manufacture the Zio monitor and the adhesive that binds the Zio monitor to a patient’s body. These components and materials are critical, and there could be a considerable delay in finding alternative sources of supply.

Inventory

Inventory is stated at the lower of cost or net realizable value, cost being determined on a standard cost basis for material costs and on actual cost basis for labor and overhead, which approximates actual cost on a first in, first out (“FIFO”) basis, and market being determined as the lower of cost or net realizable value. The Company records write-downs of inventory that is obsolete or in excess of anticipated demand. The Company also records market value based write-downs on consideration of product lifecycle stage, technology trends, product development plans and assumptions about future demand and market conditions. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. Inventory write-downs are charged to cost of revenue and establish a new cost basis for the inventory.

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

Other Assets

Included in the other assets are printed circuit board assemblies (“PCBAs”) totaling $2.5 million and $3.3 million as of December 31, 2018 and 2017, respectively. The Company uses a PCBA in each wearable Zio XT monitor which is used numerous times and has a useful life beyond one year. Each time the PCBA is used in a wearable Zio XT monitor, a portion of the cost of the PCBA is recorded as a cost of revenue. The Company has based its estimates of how many times a PCBA can be used on testing in research and development, loss rates, product obsolescence, and the amount of time it takes the device to go through the manufacturing, shipping, customer shelf and patient wear time and upload process. The Company periodically evaluates the use estimate.

Comprehensive Loss

Comprehensive loss represents all changes in stockholders’ equity during the period from non-owner sources. The Company’s unrealized gains and losses on available-for-sale securities represent the only component of other comprehensive income (loss) that are excluded from the reported net loss and that are presented in the consolidated statements of comprehensive income.

Revenue Recognition

The Company adopted Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), on January 1, 2018. The Company recognized revenue in prior years in accordance with Accounting Standard Codification Topic 954-605, Health Care Entities - Revenue Recognition and Accounting Standard Codification Topic 605, Revenue Recognition.

The Company’s revenue is generated primarily from the provision of its cardiac rhythm monitoring service, the Zio XT service. The Zio XT is a cardiac rhythm monitoring service that has a patient wear period of up to 14 days and is billable when the monitoring reports are delivered to the healthcare provider, which is also when the service is complete and the Company recognizes revenue. The time from when the patient has the Zio XT device applied to the time the report is posted is generally around 20 days.

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

The Company recognizes revenue on an accrual basis based on estimates of the amount that will ultimately be realized. These estimates require significant judgment by management. In determining the amount to recognize for a delivered report, the Company considers factors such as claim payment history from both payors and patient out-of-pocket costs, payor coverage, whether there is a contract between the payor or healthcare institution and the Company, historical amount received for the service, and any current developments or changes that could impact reimbursement and healthcare institution payments.

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

•

Non-contracted third-party payors – Non-contracted commercial and government payors often reimburse out-of-network rates provided under the relevant CPT codes on a case-by-case basis. The transaction price is based on factors including an average of the Company’s historical collection experience for its non-contracted services. This rate is reviewed at least quarterly.

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

For the healthcare institution and CMS portfolios, the Company has historical experience of collecting substantially all of the negotiated contractual rates and determined at contract inception that these customers, and or their related third-party payor that pays the Company on their behalf, have the intention and ability to pay the promised consideration. As such, the Company is not providing an implicit price concession but, rather, has chosen to accept the risk of default, and any subsequent impairment of the related receivable are recorded as bad debt expense.

For contracted portfolios, the Company is providing an implicit price concession because, while the Company has a contract with the underlying payor, the Company expects to accept a lower amount of consideration when claims are adjudicated and allowable claims are determined by the commercial payor. The implicit price concession is recorded as variable consideration to the transaction price and recorded as an adjustment to revenue as a contractual allowance. Historical cash collection indicates that it is probable that substantially all of the allowable claim amount will be received, and hence this amount is recorded as revenue. Any subsequent impairment of the related receivable is recorded as bad debt expense.

For non-contracted portfolios, the Company is providing an implicit price concession because the Company does not have a contract with the underlying payor, the result of which requires the Company to estimate transaction price based on historical cash collections utilizing the expected value method. Subsequent adjustments to the transaction price are recorded as an adjustment to revenue and not as bad debt expense.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Disaggregated revenue by payor type and major service line for the year ended December 31, 2018 was as follows (in thousands):

Year Ended December 31,
2018
Commercial Payors	$69,363
Centers for Medicare & Medicaid	40,552
Healthcare Institutions	37,378
Total	$147,293

Contract Liabilities

ASC 606 requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).

Certain of the Company’s customers pay the Company directly for the Zio XT service upon shipment of devices. Such advance payments, or contract liabilities, are recorded as deferred revenue on the Condensed Consolidated Balance Sheets and revenue is recognized when reports are delivered to physicians. During the year ended December 31, 2018, $1.2 million relating to the contract liability balance at the beginning of 2018 was recognized as revenue.

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

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (Tax Act) was enacted into law and the new legislation contains several key tax provisions that affected the Company, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. The Company was required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax and remeasuring U.S. deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, the Company previously provided a provisional estimate of the effect of the Tax Act in its financial statements. In the fourth quarter of 2018, the Company completed the analysis to determine the effect of the Tax Act and recorded immaterial adjustments as of December 31, 2018.

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

The Company adopted this standard on January 1, 2018 and used the modified retrospective approach. Upon adoption, the Company recognized the cumulative effect of $1.4 million as an adjustment to decrease the opening balance of the Company’s accumulated deficit. This adjustment did not have a material impact on the Company’s consolidated financial statements. Prior periods were not retrospectively adjusted.

The following table presents the impact of adoption of ASU 2014-09 on the Consolidated Statement of Operations and the Consolidated Balance Sheet (in thousands):

	Year Ended December 31, 2018
Consolidated Statement of Operations Impact:	As Reported	Without the adoption of Topic 606	Impact
Revenue	$147,293	$145,320	$1,973
Sales, General & Administrative Expense	$131,582	$132,603	$(1,021)
Net Loss	$(48,280)	$(51,274)	$2,994

	December 31, 2018
Consolidated Balance Sheet Impact:	As Reported	Without the adoption of Topic 606	Impact
Accounts Receivable, net	$21,977	$17,629	$4,348
Accumulated Deficit	$(203,515)	$(207,863)	$4,348

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flow: Restricted Cash (Topic 230), which provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. The amendments of this ASU are effective for interim and annual periods beginning after December 15, 2017. The standard must be applied retrospectively to all periods presented and the Company adopted the standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Statement of Cash Flows.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), which requires lessees to recognize lease liabilities and corresponding right-of-use assets on the Consolidated Balance Sheet for all leases. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and, for operating leases, the lessee would recognize a straight-line lease expense. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The Company is currently evaluating the impact of the adoption of this standard, and expects that the impact on the Consolidated Balance Sheet will be material as a result of recognizing right of use assets and liabilities for existing real estate leases. The Company has no embedded leases with suppliers. In addition, the standard will require changes to the Company’s current accounting policies, processes, and internal controls. The Company expects to adopt the following practical expedients allowed under Topic 842:

•

The package of three practical expedients, which allows entities to make an election that allows them not to reassess (1) embedded leases not classified as leases under Topic 842, (2) Lease classification of existing or expiring leases, and (3) indirect costs for existing or expired leases.

•

Combining lease and non-lease components practical expedient, which allows lessees, as an accounting policy election by class of underlying asset, to choose not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component.

•

Comparative reporting practical expedient, which allows entities to initially apply Topic 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The Company will adopt Topic 842 in the first quarter of fiscal 2019.

3. Cash Equivalents and Investments

The fair value of securities, not including cash at December 31, 2018 and 2017 were as follows (in thousands):

	December 31, 2018
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$10,606	$—	$—	$10,606
U.S. government securities	9,976	—	(1)	9,975
Corporate notes	16,514	3	(18)	16,499
Commercial paper	36,331	—	—	36,331
Total available-for-sale marketable debt securities	$73,427	$3	$(19)	$73,411
Classified as:
Cash equivalents				$15,091
Short-term investments				58,320
Total				$73,411

	December 31, 2017
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$5,574	$—	$—	$5,574
U.S. government securities	24,969	—	(29)	24,940
Corporate notes	24,539	—	(36)	24,503
Commercial paper	47,243	—	—	47,243
Total available-for-sale marketable debt securities	$102,325	$—	$(65)	$102,260
Classified as:
Cash equivalents				$5,574
Short-term investments				93,692
Long-term investments				2,994
Total				$102,260

Available-for-sale securities held as of December 31, 2018 had a weighted average days to maturity of 62 days. As of December 31, 2018, the Company had 8 investments in an unrealized loss position. There have been no material realized gains or realized losses on available-for-sale securities for the periods presented.

As the carrying value approximates the fair value for the Company’s cash equivalents, short-term and long-term marketable securities shown in the tables above, the following table summarizes the fair value of the Company’s cash equivalents, short-term and long-term marketable securities classified by maturity as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Due within one year	$73,411	$99,266
Due after one year through three years	—	2,994
Total available-for-sale marketable debt securities	$73,411	$102,260

The following tables present the Company's available-for-sale securities that were in an unrealized loss position as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018
	Less than 12 months		12 Months or Greater
Assets	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government securities	$5,977	$(1)	$—	$—
Corporate notes	11,521	(10)	2,993	(8)
Total	$17,498	$(11)	$2,993	$(8)

	December 31, 2017
	Less than 12 months
Assets	Fair Value	Unrealized Loss
U.S. government securities	$24,940	$(29)
Corporate notes	24,503	(36)
Commercial paper	7,866	—
Total	$57,309	$(65)

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

The fair value of the Company’s outstanding interest-bearing obligations is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. Both the carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at December 31, 2018 were $34.9 million and $34.9 million. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at December 31, 2017 were $34.0 million and $38.6 million, respectively.

The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.

The following table presents the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$10,606	$—	$—	$10,606
U.S. government securities	—	9,975	—	9,975
Corporate notes	—	16,499	—	16,499
Commercial paper	—	36,331	—	36,331
Total	$10,606	$62,805	$—	$73,411

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$5,574	$—	$—	$5,574
U.S. government securities	—	24,940	—	24,940
Corporate notes	—	24,503	—	24,503
Commercial paper	—	47,243	—	47,243
Total	$5,574	$96,686	$—	$102,260

5. Balance Sheet Components

Inventory

Inventory and Printed Circuit Board Assemblies (“PCBAs”), which are recorded as other assets as they are used many times over a period longer than one year on average, consisted of the following (in thousands):

	December 31,
	2018	2017
Raw materials	$1,028	$1,103
Finished goods	3,565	3,830
Total	$4,593	$4,933

	December 31,
	2018	2017
Reported on the consolidated balance sheet as:
Inventory	$2,062	$1,683
Other assets	2,531	3,250
Total	$4,593	$4,933

Amounts reported as other assets are comprised of the PCBA costs that are included in both raw materials and finished goods totals above.

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Laboratory and manufacturing equipment	$2,750	$1,994
Computer equipment and software	1,062	1,015
Furniture and fixtures	925	953
Leasehold improvements	726	726
Internal-use software	8,925	4,598
Total property and equipment, gross	14,388	9,286
Less: accumulated depreciation and amortization	(5,230)	(3,065)
Total property and equipment, net	$9,158	$6,221

Depreciation and amortization expense for the years ended December 31, 2018, 2017 and 2016 was $2.3 million, $1.6 million, and $0.6 million, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued vacation	$2,825	$2,081
Accrued payroll and related expenses	18,188	9,361
Accrued professional services fees	1,243	1,041
Claims payable	2,374	1,375
Other	1,940	1,786
Total accrued liabilities	$26,570	$15,644

6. Commitments and Contingencies

Lease Arrangements

The Company leases office and manufacturing space under non-cancelable operating leases which expire on various dates through 2031. These leases generally contain scheduled rent increases or escalation clauses and renewal options. The Company recognizes rent expense on a straight-line basis over the lease period.

The following table summarizes the Company’s future minimum lease payments as of December 31, 2018 (in thousands):

Year Ending December 31:
2019	$8,135
2020	10,669
2021	10,828
2022	11,150
2023	11,483
Thereafter	98,209
Total	$150,474

On October 4, 2018, the Company entered into an office lease (“San Francisco Lease”) to rent approximately 117,560 rentable square feet in San Francisco, California, which will become the Company’s new headquarters. The Company’s current headquarters is in the same building as the San Francisco Lease.

The San Francisco lease is expected to commence on or around April 1, 2019 and has a twelve-year term, which will expire on August 31, 2031. The Company is entitled to one option to extend the San Francisco Lease for a five-year term, subject to certain requirements. In addition, the landlord will provide a tenant improvement allowance of up to $2.4 million for leasehold improvements in connection with the cost of construction of the initial alterations within the premises.

Annual rental payments will be $10.0 million, with a 3% increase each year and will be capitalized in accordance with Topic 842. Annual rental payments on the San Francisco Lease have been included in the table above.

The Company has obtained a standby letter of credit in the amount of $6.9 million, which may be drawn down by the landlord to be applied for certain purposes upon the Company’s breach of any provisions under the San Francisco Lease.

The Company’s rent expense was $5.5 million, $5.1 million and $3.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

7. Debt

Pharmakon Loan Agreement

In December 2015, the Company entered into a Loan Agreement with Biopharma Secured Investments III Holdings Cayman LP (the “Pharmakon Loan Agreement”). The Pharmakon Loan Agreement provides for up to $55.0 million in term loans split into two tranches as follows: (i) the Tranche A Loans are $30.0 million in term loans, and (ii) the Tranche B Loans are up to $25.0 million in term loans. The Tranche A Loans were drawn on December 4, 2015. The Tranche B Loans were available to be drawn prior to December 4, 2016. No additional draw was taken.

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

On October 23, 2018, the Company repaid the principal amount of the Tranche A Loan of $30.0 million and related accrued interest of $3.3 million. The Company incurred a $3.0 million loss in connection with the early extinguishment of the Pharmakon Loan Agreement which included a prepayment premium fee of $1.0 million and additional consideration related to the prepayment of $1.5 million. The debt balance as of December 31, 2017 was $32.5 million.

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

In October 2018, the Company entered into the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“Third Amended and Restated SVB Loan Agreement”). This Agreement amends and restates the Second Amended and Restated Loan and Security Agreement between the Company and Silicon Valley Bank (“SVB”) dated December 4, 2015, as amended by the First Loan Modification Agreement between the Company and SVB dated August 22, 2016.

Pursuant to the Third Amended and Restated SVB Loan Agreement, the Company obtained a term loan (“SVB Term Loan”) for $35.0 million. Total proceeds from the SVB Term Loan were used to pay off the loan agreement with Biopharma Secured Investments III Holdings Cayman LP (“Pharmakon”), totaling $35.8 million. The Company will make interest-only payments through October 31, 2020, followed by 36 monthly payments of principal plus interest on the SVB Term Loan. Interest charged on the SVB Term Loan will be the greater of (a) a floating rate based on the “Prime Rate” published by The Wall Street Journal minus 0.75%, or (b) 4.25%.

Under the Third Amended and Restated SVB Loan Agreement, the Company may borrow, repay, and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $25.0 million, which includes an $11.0 million standby letter of credit sublimit availability. In October 2018, a $6.9 million standby letter of credit was obtained in connection with a lease for the Company’s San Francisco headquarters. Any principal amount outstanding under the Third Amended and Restated SVB Loan Agreement revolving credit line shall bear interest at an amount that is the greater of (a) a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” or (b) 5.00%. The Company may borrow up to 75% of eligible accounts receivable, up to the maximum of $25.0 million. As of December 31, 2018, the Company was eligible to borrow up to $1.7 million and no amount was outstanding under the revolving credit line.

The Third Amended and Restated Loan Agreement requires the Company to maintain a minimum consolidated liquidity ratio or minimum adjusted Earnings Before Interest, Tax, Depreciation, and Amortization during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. The Company was in compliance with loan covenants as of December 31, 2018. The obligations under the Third Amended and Restated Loan Agreement are collateralized by substantially all assets of the Company.

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

The CHCF Note was subordinate to other debt. The debt balance, net of debt discount, as of December 31 2017 was $1.5 million. In May 2018, the Company repaid the principal amount of $1.5 million and related $0.2 million in accrued interest on the CHCF Note.

Future minimum payments

Future minimum payments under the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank at December 31, 2018 are as follows (in thousands):

Year Ending December 31:
2019	$1,662
2020	3,603
2021	12,983
2022	12,429
2023	9,934
Total	40,611
Less: Amount representing interest	(5,611)
Less: Amount representing debt issuance costs	(101)
Total carrying value	$34,899

The total carrying value of debt is classified as long-term on the Consolidated Balance Sheet as of December 31, 2018.

8. Income Taxes

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (“Tax Act”) was enacted into law and the new legislation contains several key tax provisions that affected the Company, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. The Company was required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax and remeasuring its U.S. deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, the Company previously provided a provisional estimate of the effect of the Tax Act in its financial statements. In the fourth quarter of 2018, the Company completed the analysis to determine the effect of the Tax Act and recorded immaterial adjustments as of December 31, 2018.

There was no provision for the years ended December 31, 2017 and 2016. The following table presents components of the Company’s provision for income taxes as of December 31, 2018 (in thousands):

Year Ended December 31, 2018
Current:
Federal	$—
State	—
Foreign	80
Total current tax expense	80
Deferred:
Federal	—
State	—
Foreign	(36)
Total deferred tax benefit	(36)
Provision for income taxes	$44

The following table presents a reconciliation of the tax expense computed at the statutory federal rate and the Company’s tax expense for the period presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Tax at statutory federal rate	(10,143)	(10,034)	$(7,107)
Stock-based compensation	(8,562)	(7,634)	255
Meals and Entertainment	309	198	134
Other	149	(145)	782
Tax credits	(1,015)	(644)	(139)
2017 Tax Act	44	21,928	—
Change in valuation allowance	19,262	(3,669)	6,075
Provision for income taxes	$44	$—	$—

________________

(1)	Due to the Tax Act which was enacted in December 2017, the Company recognized the remeasurement of deferred taxes with an offset to valuation.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$50,334	$35,338
Tax credit carryforwards	4,287	2,642
Allowances and other	11,694	6,682
Depreciation and amortization	(388)	(414)
Total deferred tax assets	65,927	44,248
Valuation allowance	(65,886)	(44,248)
Net deferred tax assets	$41	$—

Due to the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company has provided a full valuation allowance against its U.S. deferred tax assets, and, therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets. The U.S. valuation allowance increased by $21.7 million and decreased by $0.6 million for the years ended December 31, 2018 and December 31, 2017, respectively. The current year change in the U.S. valuation allowance is primarily related to the increase in net operating loss carryforwards generated during the year. The Company recorded an immaterial deferred tax asset related to the Company’s foreign operations in the United Kingdom.

The valuation allowance for deferred tax assets consisted of the following activity for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended December 31, 2016	$38,565	$6,296	$—	$44,861
Year ended December 31, 2017	44,861	—	613	44,248
Year ended December 31, 2018	$44,248	$21,638	$—	$65,886

As of December 31, 2018, the Company had approximately $206.7 million of federal and $107.4 million of state net operating loss carryforwards available to offset future taxable income which expires in varying amounts beginning in 2027 and 2019, respectively.

As of December 31, 2018, the Company had tax credit carryforwards of approximately $3.7 million, and $2.4 million available to reduce future taxable income, if any, for both federal and state purposes, respectively. The federal tax credit carryforwards expire beginning in 2028 and the state tax credits can be carried forward indefinitely.

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

A reconciliation of the Company’s unrecognized tax benefit amount is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$943	$616	$570
Additions for tax positions taken in current year	441	328	75
Increases in balance related to prior year tax positions	75	—	—
Decreases in balances related to prior year tax position	—	(1)	(29)
Balance at end of year	$1,459	$943	$616

The total amount of gross unrecognized tax benefits was $1.5 million, $0.9 million, and $0.6 million as of December 31 2018, 2017, and 2016 respectively, all of which , if recognized, would affect the effective tax rate. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes. Management determined that no accrual for interest or penalties was required as of December 31, 2018 and 2017.

The Company files income tax returns in the U.S. and UK jurisdictions. All of the Company's tax years are open to examination by the US federal, state and foreign tax authorities.

9. Stockholders’ Equity

Common stock

The Company’s amended and restated certificate of incorporation dated October 25, 2016, authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends were declared through December 31, 2018.

The Company had reserved shares of common stock for issuance as follows:

	December 31,
	2018	2017
Options issued and outstanding	2,094,137	2,601,181
Unvested restricted stock units	547,891	468,426
Common stock warrants issued and outstanding	4,857	4,857
Shares available for grant under future stock plans	5,607,014	4,650,669
Total	8,253,899	7,725,133

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

2016 Plan

In October 2016, the Company adopted the 2016 Equity Incentive Plan, (the “2016 Plan”). The 2016 Plan was subsequently approved by the Company’s stockholders and became effective on October 19, 2016, immediately before the effective date of the IPO. Following the effectiveness of the 2016 Plan, no additional options will be granted under the 2006 Plan. In addition, to the extent that any awards outstanding or subject to vesting restrictions under the 2006 Plan are subsequently forfeited or terminated for any reason before being exercised or settled, the shares of common stock reserved for issuance pursuant to such awards as of the closing of the IPO will become available for issuance under the 2016 Plan. The remaining shares available for grant under the 2006 Plan became available for issuance under the 2016 Plan upon the closing of the IPO. On the first day of each year, the 2016 Plan authorizes an annual increase of the least of 3,865,000 shares, 5% of outstanding shares on the last day of the immediately preceding fiscal year or an amount as determined by the Company's Board of Directors. As of December 31, 2018, the Company has reserved 6,140,831 shares of common stock for issuance under the 2016 Plan.

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

Employee Stock Purchase Program (“ESPP”)

In October 2016, the Company’s Board of Directors and stockholders approved the Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, the Company initially reserved 483,031 shares of common stock for issuance as of its effective date of October 19, 2016. On the first day of each calendar year, the number of shares reserved increases by the least of 966,062 shares, 1.5% of the shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year, or an amount as determined by the Company’s Board of Directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for twelve-month offering periods that each contain two six-month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the purchase period.

As of December 31, 2018, 276,058 shares of common stock have been issued to employees participating in the ESPP and 889,722 shares were available for issuance under the ESPP.

The Company used the following assumptions to estimate the fair value of the ESPP offered for the year ended December 31, 2018: expected term of 0.5 – 1.0 years, volatility of 41.46% - 44.55%, risk-free interest rate of 2.19% - 2.64% and expected dividend yield of zero.

Equity Incentive Plan Activity

A summary of share-based awards available for grant under the 2016 Plan is as follows:

Shares Available for Grant
Balance at December 31, 2015	331,938
Additional options authorized	3,865,000
Awards granted	(466,914)
Awards forfeited	13,013
Balance at December 31, 2016	3,743,037
Additional awards authorized	1,106,966
Awards granted	(837,436)
Awards forfeited	21,585
Balance at December 31, 2017	4,034,152
Additional awards authorized	1,168,865
Awards granted	(666,913)
Awards forfeited	124,478
Awards withheld for tax purposes	56,710
Balance at December 31, 2018	4,717,292

The following table summarizes stock option activity under the 2006 and 2016 Plans, including grants to nonemployees:

		Options Outstanding
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2015	2,685,913	$4.81	7.63	$11,589
Options granted	361,385	$15.65
Options exercised	(57,067)	$2.33
Options forfeited	(13,013)	$6.92
Balances at December 31, 2016	2,977,218	$6.16	6.93	$70,979
Options granted	465,271	$36.76
Options exercised	(827,556)	$4.11
Options forfeited	(13,752)	$14.43
Balance at December 31, 2017	2,601,181	$12.24	7.17	113,958
Options granted	366,928	$68.32
Options exercised	(798,424)	$7.19
Options forfeited	(75,548)	$34.30
Balance at December 31, 2018	2,094,137	$23.20	7.02	97,976
Options exercisable – December 31, 2018	1,278,367	$10.27	6.18	75,695
Options vested and expected to vest – December 31, 2018	2,050,504	$22.60	6.99	97,085

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock.

During the years ended December 31, 2018, 2017 and 2016, the Company granted options with a weighted-average grant date fair value of $32.38, $18.69 and $8.76 per share, respectively.

The aggregate intrinsic value of options exercised was $52.4 million, $32.5 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. The total estimated grant date fair value of options vested during the period was $5.3 million, $2.4 million and $1.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The fair value of non-vested restricted stock units (“RSUs”) is based on the Company’s closing stock price on the date of grant. A summary for the year ended December 31, 2018, is as follows:

	Shares Underlying RSUs	Weighted Average Grant Date Fair Value	Weighted Remaining Vesting Period (in years)	Aggregate Intrinsic Value (in thousands)
Non-vested as of December 31, 2017	468,426	$36.96	2.54	$26,255
Granted	299,985	$71.54
Vested and released	(114,880)	$31.53
Forfeited	(105,640)	$38.81
Non-vested as of December 31, 2018	547,891	$56.62	2.45	$38,067

11. Stock-Based Compensation

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

	Year Ended December 31
	2018	2017	2016
Expected term (in years)	6.1	6.1	6.1
Expected volatility	45.7%	51.9%	60.0%
Risk-free interest rate	2.75%	2.07%	1.42%
Dividend yield	0.0%	0.0%	0.0%

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

Expected Volatility—Since the Company does not have sufficient trading history for its common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded companies over a period equal to the expected term of the stock option grants. When selecting comparable publicly traded companies in a similar industry on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

The following table summarizes the total stock-based compensation expense for options, RSUs and ESPP included in the consolidated statements of operations for all periods presented (in thousands):

	Year Ended December 31
	2018	2017	2016
Cost of revenue	$193	$163	$17
Research and development	3,057	1,733	203
Selling, general and administrative	13,079	8,227	1,651
Total stock-based compensation expense	$16,329	$10,123	$1,871

As of December 31, 2018, there was total unamortized compensation costs of $14.1 million, net of estimated forfeitures, related to unvested stock options, which the Company expects to recognize over a period of approximately 2.3 years, $21.8 million, net of estimated forfeitures, related to unrecognized RSU expense, which the Company expects to recognize over a period of 2.5 years, and $1.3 million unrecognized ESPP expense, which the Company will recognize over 0.9 years.

Non-Employee Stock-Based Compensation

Stock based compensation expense related to stock options granted to nonemployees is recognized as the stock options are earned. The measurement of stock based compensation for non-employees is subject to periodic adjustment as the underlying equity instruments vest, and the related compensation expense is based on the estimated fair value of the equity instruments using the Black Scholes option pricing model. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services received. Such expense was not material for the years ended December 31, 2018, 2017 and 2016.

12. Net Loss Per Common Share

As the Company had net losses for the years ended December 31, 2018, 2017 and 2016, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share during the years ended December 31, 2018, 2017 and 2016 (in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(48,280)	$(29,420)	$(20,903)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	23,885,858	22,627,327	5,285,847
Net loss per common share, basic and diluted	$(2.02)	$(1.30)	$(3.95)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the years ended December 31, 2018, 2017 and 2016 because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2018	2017	2016
Options to purchase common stock	2,094,137	2,601,181	2,977,218
RSUs issued and unvested	547,891	468,426	105,529
Warrants to purchase common stock	4,857	4,857	217,245
Total	2,646,885	3,074,464	3,299,992

13. Selected Quarterly Financial Data (unaudited)

The following table presents selected unaudited financial data for each of the eight quarters in the two-year period ended December 31, 2018. The Company believes this information reflects all recurring adjustments necessary to fairly state this information when read in conjunction with the Company's financial statements and the related notes. Net loss per common share, basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period (in thousands of dollars, except for share and per share data):

Quarter Ended	March 31	June 30	September 30	December 31
2018:
Total revenues	$30,565	$35,469	$38,104	$43,155
Gross profit	21,954	25,979	28,155	32,626
Net loss	(11,117)	(12,206)	(10,244)	(14,713)
Net loss per common share, basic and diluted	$(0.47)	$(0.51)	$(0.43)	$(0.61)
2017:
Total revenues	$21,437	$23,854	$25,035	$28,183
Gross profit	15,100	17,110	18,115	20,476
Net loss	(5,303)	(6,444)	(6,524)	(11,149)
Net loss per common share, basic and diluted	$(0.24)	$(0.29)	$(0.29)	$(0.48)

14. Subsequent Events

Lincolnshire Lease

On February 22, 2019, the Company entered into the Third Amendment to the Sublease with Lincolnshire Property Holdings, LLC (“Third Amended Lincolnshire Lease”), to extend the term of its existing leased facility in Lincolnshire, Illinois.

Pursuant to the Third Amended Lincolnshire Lease, the Company has the right to extend the Sublease for two additional terms and each term shall be for two years. The first additional term begins on November 1, 2019, and was exercised upon the execution of the agreement. In addition, the landlord will provide a tenant improvement allowance of up to $60,000. Base annual rent for the first extension term is estimated to be approximately $700,000 per year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (“CEO”) (principal executive officer) and chief financial officer (“CFO”) (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2018. Our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2018 because of the material weaknesses in our internal control over financial reporting described below.  In light of the material weaknesses described below, the Company performed additional analysis and other post-closing procedures to determine its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management concluded that the financial statements included in this Annual Report on Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flow for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria established in “Internal Control—Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2018, we identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified were as follows:

We did not design or maintain an effective control environment commensurate with our financial reporting requirements. Given the rapid growth in the size and complexity of the business, we failed to maintain a sufficient number of professionals with an appropriate level of accounting and internal control knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. This material weakness did not result in any adjustments to our annual or interim financial statements. This material weakness contributed to the additional material weaknesses below.

We did not effectively execute our controls over our financial statement close process, to ensure the prevention or detection of a misstatement that could be material.  Specifically, we concluded we did not have an effective business performance review control used to monitor the completeness and accuracy of the financial results and to identify potential failures in lower level controls. This control did not detect errors in a timely manner that could have been material to our interim or annual financial statements. Additionally, we did not have appropriate control over the review of journal entries to ensure that they were properly supported and recorded completely and accurately. This material weakness did not result in any adjustments to our annual or interim financial statements.

We did not maintain effective controls with respect to the review of the accounting for revenue and related accounts receivable, including maintaining effective controls to prevent or detect errors in the assessment of bad debt and revenue reserves. Specifically, we did not detect formula errors within the year-end contractual allowance analysis which resulted in an immaterial misstatement to revenue, accounts receivable and bad debt expense.

Additionally, these material weaknesses could result in a misstatement of any account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part IV, Item 15 of this Annual Report.

Remediation Plan and Other Information

In response to the identified material weaknesses, our management, with oversight from our audit committee, is in the process of designing and implementing a plan to remediate the material weaknesses identified.  These remediation efforts, summarized below, are intended to remediate the material weaknesses prior to December 31, 2019, however, there can be no assurance that our efforts will be successful and additional procedures may be required.

•

Increase the depth and experience of our Finance organization by increasing the number of staff, expanding our technical experience in accounting, auditing and reporting matters and implementing appropriate training programs for staff, manager and executive levels.

•	Hire an Internal Audit Director that will be focused on the development, maintenance and monitoring of our overall control environment and system of internal controls over financial reporting.

•

Improve the design and effectiveness of key controls for our order to cash and procure to pay transaction cycles, automated and manual journal entries and the accuracy and completeness of key reports used in the preparation of our consolidated financial statements.

We believe the remediation steps outlined above will improve the effectiveness of our internal control over financial reporting and be completed in 2019. However, the material weaknesses will not be considered remediated until a sustained period of time has passed to allow management to test the design and operational effectiveness of the corrective actions.

We believe that the foregoing actions will support the improvement of our internal control over financial reporting, and through our efforts to identify, design and implement the necessary control activities, will be effective in remediating the material weaknesses described above. We will devote significant time and attention to these remediation efforts. As we evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weaknesses or determine to modify the remediation plan described above. Until the remediation steps set forth above, including the efforts to implement the necessary control activities we identify, are fully completed, the material weaknesses described above will continue to exist.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

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

Exhibit Index

Exhibit		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-37918	3.1	October 26, 2016
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-37918	3.2	October 26, 2016
4.1	Specimen Common Stock Certificate of the Registrant.	S-1	333-213773	4.1	September 23, 2016
4.2	Amended and Restated Investors’ Rights Agreement dated May 16, 2014 by and among the Registrant and certain stockholders.	S-1/A	333-213773	4.2	October 7, 2016
4.8	Warrant to Purchase Stock issued to Life Science Loans, LLC dated as of June 3, 2014.	S-1	333-213773	4.8	September 23, 2016
10.1+	Form of Indemnification Agreement for directors and executive officers.	S-1	333-213773	10.1	September 23, 2016
10.2+	2006 Stock Plan, as amended, and Form of Option Agreement thereunder.	S-1	333-213773	10.2	September 23, 2016
10.3+	2016 Equity Incentive Plan and related form agreements.	S-1/A	333-213773	10.3	October 7, 2016
10.4+	2016 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-213773	10.4	October 7, 2016
10.5+	Executive Incentive Compensation Plan.	S-1/A	333-213773	10.5	October 7, 2016
10.6	Manufacturing Services Agreement dated March 1, 2009 between the Registrant and Jabil Circuit, Inc.	S-1	333-213773	10.6	September 23, 2016
10.7	Memorandum of Understanding dated February 16, 2015 between the Registrant and Jabil Circuit, Inc.	S-1	333-213773	10.7	September 23, 2016
10.8	Warland Business Park Lease dated April 20, 2015 between the Registrant and Warland Investments Company.	S-1	333-213773	10.8	September 23, 2016
10.9	Office Lease dated April 30, 2008 between the Registrant and 650 Townsend Associates, LLC.	S-1/A	333-213773	10.9	October 7, 2016
10.10	First Amendment to Lease dated February 26, 2010 between the Registrant and 650 Townsend Associates, LLC.	S-1	333-213773	10.10	September 23, 2016
10.11	Second Amendment to Lease dated December 19, 2011 between the Registrant and 650 Townsend Associates, LLC.	S-1	333-213773	10.11	September 23, 2016
10.12	Third Amendment to Lease dated January 8, 2014 between the Registrant and Big Dog Holdings, LLC, as successor in interest to 650 Townsend Associates LLC.	S-1	333-213773	10.12	September 23, 2016
10.13	Fourth Amendment to Lease dated April 22, 2015 between the Registrant and Big Dog Holdings, LLC, as successor in interest to 650 Townsend Associates LLC.	S-1	333-213773	10.13	September 23, 2016
10.14	Fifth Amendment to Lease dated November 20, 2015 between the Registrant and Big Dog Holdings, LLC, as successor in interest to 650 Townsend Associates LLC.	S-1	333-213773	10.14	September 23, 2016
10.15	Sixth Amendment to Lease dated August 10, 2016 between the Registrant and Big Dog Holdings, LLC, as successor in interest to 650 Townsend Associates LLC.	S-1	333-213773	10.15	September 23, 2016
10.16	Sublease dated October 29, 2009 between the Registrant and Freedomroads, LLC.	S-1/A	333-213773	10.16	October 7, 2016
10.17	First Amendment to Sublease dated June 1, 2010 between the Registrant and Freedomroads, LLC.	S-1/A	333-213773	10.17	October 7, 2016
10.18	Second Amendment to Sublease dated September 24, 2013 between the Registrant, Freedomroads, LLC and FRHP Lincolnshire, LLC.	S-1	333-213773	10.18	September 23, 2016

Exhibit Index

Exhibit		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.19	Sublease dated April 15, 2014 between the Registrant and Lone Star R.S. Platou, Inc.	S-1	333-213773	10.19	September 23, 2016
10.20±	Services Agreement dated December 24, 2013 between the Registrant and XIFIN, Inc.	S-1	333-213773	10.20	September 23, 2016
10.21	Second Amended and Restated Loan and Security Agreement dated December 4, 2015 between the Registrant and Silicon Valley Bank.	S-1/A	333-213773	10.21	October 7, 2016
10.22	Loan Agreement dated December 4, 2015 between the Registrant and Biopharma Secured Investments III Holdings Cayman LP.	S-1	333-213773	10.22	September 23, 2016
10.23	Guaranty and Security Agreement dated December 4, 2015 by the Registrant and each other grantor from time to time party thereto in favor of Biopharma Secured Investments III Holdings Cayman LP.	S-1	333-213773	10.23	September 23, 2016
10.24	Note Purchase Agreement dated November 16, 2012, as amended, by and between the Registrant and California HealthCare Foundation, exhibits related thereto and related Promissory Note.	S-1/A	333-213773	10.24	October 7, 2016
10.25+	Employment Letter to Kevin M. King dated July 23, 2012 between the Registrant and Kevin M. King.	S-1	333-213773	10.25	September 23, 2016
10.26+	Employment Letter to David A. Vort dated November 22, 2013 between the Registrant and David A. Vort.	S-1	333-213773	10.26	September 23, 2016
10.27+	Employment Letter to Derrick Sung dated March 24, 2015 between the Registrant and Derrick Sung.	S-1	333-213773	10.27	September 23, 2016
10.28+	Employment Letter to Matthew C. Garrett dated December 2, 2012 between the Registrant and Matthew C. Garrett.	S-1	333-213773	10.28	September 23, 2016
10.29	Form of Change of Control and Severance Agreement to be effective upon the closing of the offering.	10-Q	333-213773	10.29	November 14, 2017
10.30	Office Lease (Suite 500) dated August 9, 2016 between the Registrant and Big Dog Holdings, LLC.	S-1	333-213773	10.30	September 23, 2016
10.31	Note and Warrant Purchase Agreement dated November 1, 2012, by and among the Registrant and the persons and entities listed on the Schedule of Investors attached thereto as Exhibit A and exhibits related thereto.	S-1/A	333-213773	10.31	October 7, 2016
10.32	Office Lease dated May 1, 2017 between the Registrant and Radler Limited Partnership.	10-Q	333-213773	10.32	August 7, 2017
10.33	Employment Letter to Karim Karti dated June 12, 2018 between the Registrant and Karim Karti.	10-Q	333-213773	10.33	August 3, 2018

10.34	First Amendment to Lease dated June 5, 2018 between the Registrant and Warland Investments Company.	10-Q	333-213773	10.34	August 3, 2018
10.35	Office Lease dated October 4, 2018 between the Registrant and Big Dog Holdings LLC.
10.36	Third Amended and Restated Loan and Security Agreement, dated as of October 23, 2018, between Silicon Valley Bank, a California corporation, and iRhythm Technologies, Inc., a Delaware corporation.	8-K	333-213773	10.1	October 29, 2018
21.1	List of Subsidiaries of Registrant.	S-1	333-213773	21.1	September 23, 2016
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Index

Exhibit		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Company Name

Date: March 4, 2019	By:	/s/ Kevin M. King
Kevin M. King
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin M. King	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2019
Kevin M. King

/s/ Matthew C. Garrett	Chief Financial Officer (Principal Financial Officer)	March 4, 2019
Matthew C. Garrett

/s/ Bruce G. Bodaken	Director	March 4, 2019
Bruce G. Bodaken

/s/ Ralph Snyderman M.D.	Director	March 4, 2019
Ralph Snyderman M.D.

/s/ C. Noel Bairey Merz, M.D.	Director	March 4, 2019
C. Noel Bairey Merz, M.D.

/s/ Mark J. Rubash	Director	March 4, 2019
Mark J. Rubash

/s/ Raymond W. Scott	Director	March 4, 2019
Raymond W. Scott

/s/ Abhijit Y. Talwalkar	Director and Chairman of the Board	March 4, 2019
Abhijit Y. Talwalkar