Form 10-Q
period 2019-03-31
iRhythm Technologies, Inc.
filed 2019-05-10
CIK 1388658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 24,686,878.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $.0001 Per Share	IRTC	The NASDAQ Global Select Market

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

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$28,235	$20,023
Short-term investments	30,507	58,320
Accounts receivable, net	28,252	21,977
Inventory	2,504	2,062
Prepaid expenses and other current assets	3,810	4,100
Total current assets	93,308	106,482
Property and equipment, net	10,208	9,158
Operating lease right-of-use assets	9,232	—
Goodwill	862	862
Other assets	3,574	3,208
Total assets	$117,184	$119,710
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,960	$2,284
Accrued liabilities	20,099	26,570
Deferred revenue	1,309	1,243
Accrued interest, current portion	129	139
Operating lease liabilities, current portion	5,052	—
Total current liabilities	28,549	30,236
Debt	34,922	34,899
Deferred rent, noncurrent portion	—	153
Operating lease liabilities, noncurrent portion	3,990	—
Total liabilities	67,461	65,288
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000,000 shares authorized at March 31, 2019 and December 31, 2018; and none issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value – 100,000,000 shares authorized at March 31, 2019 and December 31, 2018; 24,628,643 and 24,368,073 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	24	23
Additional paid-in capital	261,231	257,955
Accumulated other comprehensive income (loss)	2	(41)
Accumulated deficit	(211,534)	(203,515)
Total stockholders’ equity	49,723	54,422
Total liabilities and stockholders’ equity	$117,184	$119,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenue	$47,214	$30,565
Cost of revenue	11,730	8,611
Gross profit	35,484	21,954
Operating expenses:
Research and development	6,756	4,019
Selling, general and administrative	36,705	28,577
Total operating expenses	43,461	32,596
Loss from operations	(7,977)	(10,642)
Interest expense	(409)	(858)
Other income, net	379	383
Loss before income taxes	(8,007)	(11,117)
Income tax provision	12	—
Net loss	$(8,019)	$(11,117)
Net loss per common share, basic and diluted	$(0.33)	$(0.47)
Weighted-average shares, basic and diluted	24,474,308	23,479,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(8,019)	$(11,117)
Other comprehensive income (loss):
Net change in unrealized losses on available-for-sale securities	43	(20)
Comprehensive loss	$(7,976)	$(11,137)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(8,019)	$(11,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	621	548
Stock-based compensation	4,415	3,247
Amortization of debt discount and issuance costs	26	64
Accretion of discounts on investments, net	(227)	(171)
Provision for doubtful accounts and contractual allowances	4,709	2,680
Amortization of operating lease right-of-use assets	1,183	—
Changes in operating assets and liabilities:
Accounts receivable	(10,984)	(5,536)
Inventory	(442)	(174)
Prepaid expenses and other current assets	(169)	790
Other assets	(365)	409
Accounts payable	(333)	(950)
Accrued liabilities	(6,380)	(2,977)
Deferred rent	—	66
Deferred revenue	66	(139)
Operating lease liabilities	(1,200)	—
Net cash used in operating activities	(17,099)	(13,260)
Cash flows from investing activities
Purchases of property and equipment	(1,635)	(1,108)
Purchases of available-for-sale investments	(9,616)	(5,437)
Maturities of available-for-sale investments	37,700	28,004
Net cash provided by investing activities	26,449	21,459
Cash flows from financing activities
Proceeds from issuance of common stock, net	2,120	877
Tax withholding upon vesting of restricted stock awards	(3,258)	(1,274)
Net cash used in financing activities	(1,138)	(397)
Net increase in cash, cash equivalents, and restricted cash	8,212	7,802
Cash, cash equivalents and restricted cash beginning of period	20,023	8,671
Cash, cash equivalents and restricted cash end of period	$28,235	$16,473
Supplemental disclosures of cash flow information
Interest paid	$411	$787
Non-cash investing and financing activities
Property, plant and equipment costs included in accounts payable and accrued liabilities	$38	$80

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018

Common stock:
Beginning balance	$23	$23
Issuance of common stock upon exercise of options	1	—
Ending balance	$24	$23

Additional paid-in capital:
Beginning balance	$257,955	$236,184
Issuance of common stock upon exercise of options	2,120	877
Stock-based compensation expense	4,415	3,247
Tax withholding upon vesting of restricted stock awards	(3,259)	(1,271)
Ending balance	$261,231	$239,037

Accumulated other comprehensive income (loss):
Beginning balance	$(41)	$(65)
Net change in unrealized losses on available for sale securities	43	(20)
Ending balance	$2	$(85)

Accumulated deficit:
Beginning balance	$(203,515)	$(156,589)
Net loss	(8,019)	(11,117)
Cumulative effect of accounting changes	—	1,354
Ending balance	$(211,534)	$(166,352)

Total stockholders' equity	$49,723	$72,623

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2018, and related disclosures, have been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to current period presentation. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year.

The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K, filed with the SEC on March 4, 2019.

Revision of Previously Reported Financial Information

During the preparation of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2019, the Company identified an error in the presentation of the changes in the allowance for doubtful accounts and contractual allowance disclosures in its Quarterly reports for the periods ended March 31, June 30 and September 30, 2018. During these quarters, a portion of the allowance for contractual adjustments was incorrectly presented as a provision for doubtful accounts. The Company concluded that the amounts were not material to any of its previously issued condensed consolidated financial statements. The error impacted the disclosures but did not impact the Company’s condensed consolidated balance sheets, statements of operations or statements of cash flows. The error did not impact the disclosures in the previously issued consolidated financial statements in the Form 10-K for the year ended December 31, 2018.

The following tables presents the impact of the revision on the changes in the contractual allowance and allowance for doubtful accounts balances for the interim periods in the year ended December 31, 2018 (in thousands):

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2018		Six Months Ended June 30, 2018		Nine Months Ended September 30, 2018
Allowance for doubtful accounts	As reported	As revised (1)	As reported	As revised (2)	As reported	As revised (3)
Balance, beginning of period	$3,568	$3,568	$3,568	$3,568	$3,568	$3,568
Add: provision for doubtful accounts	1,691	325	3,822	1,791	5,917	3,254
Less: write-offs, net of recoveries and other adjustments	5	5	(2,526)	(2,526)	(2,514)	(2,514)
Balance, end of period	$5,264	$3,898	$4,864	$2,833	$6,971	$4,308

	Three Months Ended March 31, 2018		Six Months Ended June 30, 2018		Nine Months Ended September 30, 2018
Contractual Allowance	As reported	As revised (1)	As reported	As revised (2)	As reported	As revised (3)
Balance, beginning of period	$7,444	$7,444	$7,444	$7,444	$7,444	$7,444
Add: allowance for contractual adjustments	989	2,355	2,618	4,649	3,004	6,256
Less: contractual adjustments	18	18	(3,072)	(3,072)	(2,467)	(3,056)
Balance, end of period	$8,451	$9,817	$6,990	$9,021	$7,981	$10,644

Note that the above adjustments did not result in any changes to the Company’s total receivables-related reserves for the periods in the table above.

(1) For the three months ended March 31, 2018, the allowance for contractual adjustments was increased by $1.4 million and the provision for doubtful accounts was reduced by the same amount.

(2) For the six months ended June 30, 2018, the allowance for contractual adjustments was increased by $2.0 million and the provision for doubtful accounts was reduced by the same amount.

(3) For the nine months ended September 31, 2018, the allowance for contractual adjustments was increased by $2.7 million and the provision for doubtful accounts was reduced by the same amount. In addition, in the contractual allowances table, contractual adjustments were increased by $0.6 million and the allowance for contractual adjustments was reduced by the same amount.

Accounts Receivable, Allowance for Doubtful Accounts and Contractual Allowance

Accounts receivable consists of amounts due to the Company from institutions, third-party payors, government and commercial payors and their related patients, as a result of the Company's normal business activities. Accounts receivable is reported on the condensed consolidated balance sheets net of an estimated allowance for doubtful accounts and a contractual allowance.

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

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended March 31,	Year Ended December 31,
	2019	2018
Balance, beginning of period	$4,851	$3,568
Add: provision for doubtful accounts	828	5,826
Less: write-offs, net of recoveries and other adjustments	(1,346)	(4,543)
Balance, end of period	$4,333	$4,851

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table presents the changes in the contractual allowance (in thousands):

	Three Months Ended March 31,	Year Ended December 31,
	2019	2018
Balance, beginning of period	$10,601	$7,444
Add: allowance for contractual adjustments	3,881	9,392
Less: contractual adjustments	(1,435)	(6,235)
Balance, end of period	$13,047	$10,601

The following table presents the impact of allowance for doubtful accounts and contractual allowance on accounts receivable (in thousands):

	Three Months Ended March 31,	Year Ended December 31,
	2019	2018
Gross accounts receivable	$45,632	$37,429
Less: allowance for doubtful accounts	(4,333)	(4,851)
Less: contractual allowance	(13,047)	(10,601)
Net accounts receivable	$28,252	$21,977

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

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. The Company records an allowance for doubtful accounts when it becomes probable that a receivable will not be collected. Federal government agencies, including Centers for Medicare and Medicaid Services (“CMS”) and the military, accounted for approximately 35% and 37% of the Company’s revenue for the three months ended March 31, 2019 and 2018, respectively. Accounts receivable related to federal government agencies accounted for 19% and 18% at March 31, 2019 and December 31, 2018, respectively.

Revenue Recognition

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

•

CMS – The Company has received independent diagnostic testing facility approval from regional Medicare Administrative Contractors and will receive reimbursement per the relevant Current Procedural Terminology (“CPT”) code rate for the services rendered to the patient covered by CMS.

•

Non-contracted third-party payors: Non-contracted commercial and government payors often reimburse out-of-network rates provided under the relevant CPT codes on a case-by-case basis. The transaction price is based on factors including an average of the Company’s historical collection experience for non-contracted services. This rate is reviewed at least quarterly.

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

For the healthcare institution, the Company has historical experience of collecting substantially all of the negotiated contractual rates and determined at contract inception that these customers, and or their related third-party payor that pays the Company on their behalf, have the intention and ability to pay the promised consideration. As such, the Company is not providing an implicit price concession but, rather, has chosen to accept the risk of default, and any subsequent impairment of the related receivable are recorded as bad debt expense.

For contracted and CMS portfolios, the Company is providing an implicit price concession because, while the Company has a contract with the underlying payor, the Company expects to accept a lower amount of consideration when claims are adjudicated and allowable claims are determined by the commercial payor. The implicit price concession is recorded as variable consideration to the transaction price and recorded as an adjustment to revenue as a contractual allowance. Historical cash collection indicates that it is probable that substantially all of the allowable claim amount will be received, and hence this amount is recorded as revenue. Any subsequent impairment of the related receivable is recorded as bad debt expense.

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

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Disaggregated revenue by payor type and major service line for the three months ended March 31, 2019 was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Commercial Payors	$24,347	$13,491
Centers for Medicare & Medicaid	12,746	8,432
Healthcare Institutions	10,121	8,642
Total	$47,214	$30,565

Contract Liabilities

ASC 606 requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).

Certain of the Company’s customers pay the Company directly for the Zio XT service upon shipment of devices. Such advance payments, or contract liabilities are recorded as deferred revenue on the Condensed Consolidated Balance Sheets and revenue is recognized when reports are delivered to physicians. Total revenue recognized during each of the three months ended March 31, 2019 and March 31, 2018 that was included in the contract liability balance at the beginning of each respective period was $1.2 million.

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

Leases

Identifying a lease

The Company determines whether a contract contains a lease at the inception of a contract. If the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration, the Company considers the contract to contain a lease. The Company determines whether a contract conveys the right to control the use of an identified asset for a period of time if the contract contains both of the following terms:

•	The right to obtain substantially all of the economic benefits from use of the identified asset
•	The right to direct the use of the identified asset

Discount Rate for leases

On January 1, 2019, the rate implicit in the Company’s leases was not readily determinable. As such, the Company used its incremental borrowing rate to calculate its right-of-use assets and lease liabilities. The Company determined the appropriate incremental borrowing rate by utilizing the interest rate obtained in connection with the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank which was finalized on October 23, 2018.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Lease term

The lease term is generally the minimum noncancelable period of each lease. The Company does not include option periods in determining the right-of-use asset and right-of-use liability unless it is reasonably certain that the Company will exercise the option at inception or when a triggering event occurs. As of March 31, 2019, the Company did not include any options to renew in the lease terms of its current lease portfolio.

Recently Adopted Accounting Guidance

In February 2016, the Financing Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), which requires lessees to recognize lease liabilities and corresponding right-of-use assets on the consolidated balance sheet for all leases. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and, for operating leases, the lessee would recognize a straight-line lease expense. Topic 842 also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The Company has no embedded leases with suppliers. Upon adoption of Topic 842 on January 1, 2019 using the modified retrospective method, the Company recognized right-of-use assets of $10.4 million and lease liabilities of $10.2 million. There was no cumulative-effect adjustment recorded on January 1, 2019. The Company adopted the following practical expedients allowed under Topic 842:

•

The package of three practical expedients, which allows entities to make an election that allows them not to reassess (1) whether existing or expired contracts contain embedded leases under Topic 842, (2) lease classification of existing or expiring leases, and (3) indirect costs for existing or expired leases

•

Combining lease and non-lease components practical expedient, which allows lessees, as an accounting policy election by class of underlying asset, to choose not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component

•

Comparative reporting practical expedient, which allows entities to initially apply Topic 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption

For further details, refer to Note 6. Commitments and Contingencies.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. Cash Equivalents and Investments

The fair value of securities, not including cash at March 31, 2019 and December 31, 2018, were as follows (in thousands):

	March 31, 2019
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$23,613	$ —	$ —	$23,613
U.S. government securities	3,476	1	—	3,477
Corporate notes	11,284	2	—	11,286
Commercial paper	15,744	—	—	15,744
Total available-for-sale marketable debt securities	$54,117	$3	$—	$54,120
Classified as:
Cash equivalents				$23,613
Short-term investments				30,507
Total cash equivalents and investments				$54,120

	December 31, 2018
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$10,606	$—	$—	$10,606
U.S. government securities	9,976	—	(1)	9,975
Corporate notes	16,514	3	(18)	16,499
Commercial paper	36,331	—	—	36,331
Total available-for-sale marketable debt securities	$73,427	$3	$(19)	$73,411
Classified as:
Cash equivalents				$15,091
Short-term investments				58,320
Total cash equivalents and investments				$73,411

The following table summarizes the fair value of the Company’s cash equivalents, short-term and long-term marketable securities classified by maturity (in thousands):

	March 31,	December 31,
	2019	2018
Due within one year	$54,120	$73,411
Due after one year through three years	—	—
Total available-for-sale marketable debt securities	$54,120	$73,411

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables present the Company's available-for-sale securities that were in an unrealized loss position as of March 31, 2019 and December 31, 2018 (in thousands):

	As of March 31, 2019
	Less than 12 months		12 Months or Greater		Total
Assets	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate notes	$2,498	$—	$—	$—	$2,498	$—
Total	$2,498	$—	$—	$—	$2,498	$—

	December 31, 2018
	Less than 12 months		12 Months or Greater		Total
Assets	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government securities	$5,977	$(1)	$—	$—	$5,977	$(1)
Corporate notes	11,521	(10)	2,993	(8)	14,514	(18)
Total	$17,498	$(11)	$2,993	$(8)	$20,491	$(19)

Available-for-sale securities held as of March 31, 2019 had a weighted average days to maturity of 30 days. As of March 31, 2019, the Company had one investment in an unrealized loss position, and no investment has been in an unrealized loss position for more than 12 months. There have been no material realized gains or realized losses on available-for-sale securities for the periods presented.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The corporate notes, commercial paper and government securities are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

The fair value of the Company’s outstanding interest-bearing obligations is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at March 31, 2019 are $34.9 million and $34.9 million, respectively. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at December 31, 2018 were $34.9 million and $34.9 million, respectively.

The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table presents the fair value of the Company’s financial assets and liabilities determined using the inputs defined above (amounts in thousands).

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$23,613	$ —	$ —	$23,613
U.S. government securities	—	3,477	—	3,477
Corporate notes	—	11,286	—	11,286
Commercial paper	—	15,744	—	15,744
Total	$23,613	$30,507	$—	$54,120

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$10,606	$—	$—	$10,606
U.S. government securities	—	9,975	—	9,975
Corporate notes	—	16,499	—	16,499
Commercial paper	—	36,331	—	36,331
Total	$10,606	$62,805	$—	$73,411

5. Balance Sheet Components

Inventory

Inventory and Printed Circuit Board Assemblies (“PCBAs”), which are recorded as other assets as they are used many times over a period longer than one year on average, consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$968	$1,028
Finished goods	4,661	3,565
Total	$5,629	$4,593

Classified as:
Inventory	$2,504	$2,062
Other assets	3,125	2,531
Total	$5,629	$4,593

Amounts reported as other assets are comprised of the PCBA costs that are included in both raw materials and finished goods totals above.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Laboratory and manufacturing equipment	$3,120	$2,750
Computer equipment and software	1,062	1,062
Furniture and fixtures	925	925
Leasehold improvements	726	726
Internal-use software	10,228	8,925
Total property and equipment, gross	16,061	14,388
Less: accumulated depreciation and amortization	(5,853)	(5,230)
Total property and equipment, net	$10,208	$9,158

Depreciation and amortization expense was $0.6 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued vacation	$3,404	$2,825
Accrued payroll and related expenses	8,443	18,188
Accrued ESPP contributions	1,530	352
Accrued professional services fees	867	1,243
Claims payable	3,420	2,374
Other	2,435	1,588
Total accrued liabilities	$20,099	$26,570

6. Commitments and Contingencies

Lease Arrangements

The Company leases office, manufacturing, and clinical centers under non-cancelable operating leases which expire on various dates through 2031. These leases generally contain scheduled rent increases or escalation clauses and renewal options. Operating lease right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The operating lease right-of-use assets also include any lease payments made to the lessor at or before the commencement date. The Company recognizes operating lease expense on a straight-line basis over the lease period. The total operating lease cost recognized during the three months ended March 31, 2019 was $1.3 million and cash paid for operating leases during the three months ended March 31, 2019 was $1.4 million.

On October 4, 2018, the Company entered into an office lease (“San Francisco Lease”) to rent approximately 117,560 rentable square feet in San Francisco, California, which will become the Company’s new headquarters. The Company’s current headquarters is in the same building as the office space covered by the San Francisco Lease.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The San Francisco lease is expected to commence on or around the second quarter of 2019 and has a twelve-year term, which will expire on August 31, 2031. The Company is entitled to one option to extend the San Francisco Lease for a five-year term, subject to certain requirements. In addition, the landlord will provide a tenant improvement allowance of up to $2.4 million for leasehold improvements in connection with the cost of construction of the initial alterations within the premises.

Annual rental payments will be $10.0 million, with a 3% increase each year and will be accounted for in accordance with Topic 842.

The Company has obtained a standby letter of credit in the amount of $6.9 million, which may be drawn down by the landlord to be applied for certain purposes upon the Company’s breach of any provisions under the San Francisco Lease.

As of March 31, 2019, maturities of operating lease liabilities were as follows (in thousands):

Period Ending December 31:
2019 (remainder of year)	$4,107
2020	2,092
2021	1,160
2022	432
2023	427
Thereafter	1,698
9,916
Less: imputed interest	(874)
Total operating lease liabilities	$9,042

Minimum future lease payments previously disclosed in the 2018 10-K and under the previous lease accounting standard, which includes annual rental payments for the San Francisco lease which has not commenced as of the reporting date, for the year ended December 31, 2018 are as follows (in thousands):

Period Ending December 31:
2019	$8,135
2020	10,669
2021	10,828
2022	11,150
2023	11,483
Thereafter	98,209
Total	$150,474

The weighted average remaining lease term of the Company’s operating leases as of March 31, 2019 was 3.95 years. The weighted average discount rate of the Company’s operating leases is 4.75% as of March 31, 2019.

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

In December 2015, the Company used the proceeds from the Pharmakon Loan Agreement to repay $4.9 million of bank debt to Silicon Valley Bank (“SVB”). The issuance costs and debt discount have been netted against the borrowed funds on the balance sheet.

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

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Bank Debt

In December 2015, the Company entered into a Second Amended and Restated Loan and Security Agreement with SVB, (the “SVB Loan Agreement”). Under the SVB Loan Agreement, the Company may borrow, repay and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $15.0 million, until December 4, 2018, when all outstanding principal and accrued interest becomes due and payable. Any principal amount outstanding under the SVB Loan Agreement shall bear interest at a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” plus 0.25%. The Company may borrow up to 80% of its eligible accounts receivable, up to the maximum of $15.0 million.

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

Under the Third Amended and Restated SVB Loan Agreement, the Company may borrow, repay, and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $25.0 million, which includes an $11.0 million standby letter of credit sublimit availability. In October 2018, a $6.9 million standby letter of credit was obtained in connection with a lease for the Company’s San Francisco headquarters. Any principal amount outstanding under the Third Amended and Restated SVB Loan Agreement revolving credit line shall bear interest at an amount that is the greater of (a) a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” or (b) 5.00%. The Company may borrow up to 75% of eligible accounts receivable, up to the maximum of $25.0 million. As of March 31, 2019, no amount was outstanding under the revolving credit line.

The Third Amended and Restated Loan Agreement requires the Company to maintain a minimum consolidated liquidity ratio or minimum adjusted Earnings Before Interest, Tax, Depreciation, and Amortization during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. The Company was in compliance with loan covenants as of March 31, 2019. The obligations under the Third Amended and Restated Loan Agreement are collateralized by substantially all assets of the Company.

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

8. Income Taxes

The Company recorded an immaterial tax provision related to its U.K. entity during the three months ended March 31, 2019. The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2018, as it reported losses in each period which are not more likely than not to be realized. Due to the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. Stockholders’ Equity

Common stock

The Company’s amended and restated certificate of incorporation dated October 25, 2016, authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends were declared through March 31, 2019.

The Company had reserved shares of common stock for issuance as follows:

	March 31,	December 31,
	2019	2018
Options issued and outstanding	1,885,914	2,094,137
Unvested restricted stock units	896,759	547,891
Common stock warrants issued and outstanding	4,857	4,857
Shares available for grant under future stock plans	6,789,722	5,607,014
Total	9,577,252	8,253,899

10. Stock Incentive Plans

Equity Incentive Plan Activity

A summary of share-based awards available for grant under the 2016 Plan is as follows:

Awards Available for Grant
Balance at December 31, 2017	4,034,152
Additional awards authorized	1,168,865
Awards granted	(666,913)
Awards forfeited	124,478
Awards withheld for tax purposes	56,710
Balance at December 31, 2018	4,717,292
Additional options authorized	1,218,402
Awards granted	(481,366)
Awards forfeited	46,222
Awards withheld for tax purposes	33,929
Balance at March 31, 2019	5,534,479

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes stock option activity under the 2006 and 2016 Plans:

		Options Outstanding
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2017	2,601,181	$12.24	7.17	$113,958
Options granted	366,928	$68.32
Options exercised	(798,424)	$7.19
Options forfeited	(75,548)	$34.30
Balance at December 31, 2018	2,094,137	$23.20	7.02	$97,976
Options granted	18,730	$83.54
Options exercised	(203,552)	$10.42
Options forfeited	(23,401)	$58.23
Balances at March 31, 2019	1,885,914	$24.74	6.96	$95,499
Options exercisable – March 31, 2019	1,230,759	$13.74	6.30	$75,343
Options vested and expected to vest – March 31, 2019	1,850,457	$24.18	6.93	$94,689

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock.

During the three months ended March 31, 2019 and 2018, the Company granted options with a weighted-average grant date fair value of $38.65 and $30.70 per share, respectively.

11. Stock-Based Compensation

Employee Stock Options Valuation

The fair value of employee and director stock options was estimated at the date of grant using a Black-Scholes option valuation model with the weighted average assumptions below.

	Three Months Ended March 31,
	2019	2018
Expected term (in years)	6.1	6.1
Expected volatility	45.0%	45.9%
Risk-free interest rate	2.40%	2.72%
Dividend yield	0.0%	0.0%

Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the statements of operations and comprehensive loss for all periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$88	$117
Research and development	873	576
Selling, general and administrative	3,454	2,554
Total stock-based compensation expense	$4,415	$3,247

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of March 31, 2019, there was total unamortized compensation costs of $13.2 million, net of estimated forfeitures, related to unvested stock options which the Company expects to recognize over a period of approximately 2.2 years, $39.5 million, net of estimated forfeitures, related to unrecognized restricted stock unit (“RSU”) expense, which the Company expects to recognize over a period of 2.6 years, and $0.9 million unrecognized ESPP expense, which the Company will recognize over 0.7 years.

Performance based RSUs (“PRSU”)

During the three months ended March 31, 2019, the Company granted PRSUs to key executives of the Company. The performance equity program has a 2-year performance period measuring target revenue Compound Annual Growth Rate (“CAGR”) achievement for fiscal year 2020 compared to fiscal year 2018. There is a minimum performance threshold of 75% to earn 50% of target, and a maximum threshold of 125% achieved to earn 200% of target. The exact number of earned shares will be determined based on linear interpolation using the revenue CAGR as it falls between the minimum and maximum thresholds outlined above. The fair value of the PRSUs granted during the three months ended March 31, 2019 will range from $0 to $19.5 million, depending on the achievement of the performance target. A total of 202,738 PRSUs were granted and the Company did not record any expense for these grants for the three months ended March 31, 2019.  In the event that achievement of the performance targets becomes probable, the Company will recognize a cumulative expense amount for prior periods.

12. Net Loss Per Common Share

As the Company had net losses for the three months ended March 31, 2019 and 2018, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share attributable to holders of common stock (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(8,019)	$(11,117)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	24,474,308	23,479,955
Net loss per common share, basic and diluted	$(0.33)	$(0.47)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the three months ended March 31, 2019 and 2018, because their inclusion would be anti-dilutive:

	As of March 31,
	2019	2018
Options to purchase common stock	1,885,914	2,695,913
RSUs issued and unvested	896,759	581,127
Warrants to purchase common stock	4,857	4,857
Total	2,787,530	3,281,897

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a digital healthcare company redefining the way cardiac arrhythmias are clinically diagnosed by combining our wearable biosensing technology with cloud-based data analytics and deep-learning capabilities. Our goal is to be the leading provider of ambulatory electrocardiogram (“ECG”) monitoring for patients at risk for arrhythmias. We have created a full portfolio of ambulatory cardiac monitoring services on a unique platform, called the Zio service, which combines an easy-to-wear and unobtrusive biosensor that can be worn for up to 14 consecutive days with powerful proprietary algorithms that distill data from millions of heartbeats into clinically actionable information. The Zio service consists of:

•

wearable patch-based biosensors, Zio XT and Zio AT monitors, which continuously record and store ECG data from every patient heartbeat for up to 14 consecutive days; Zio AT offers the option of timely transmission of data during the prescribed wear period

•	cloud-based analysis of the recorded cardiac rhythms using our proprietary, deep-learned algorithms
•	a final quality assessment review of the data by our certified cardiographic technicians
•

an easy-to-read Zio report, a curated summary of findings that includes high quality and clinically-actionable information which is sent directly to a patient’s physician and can be integrated into a patient’s electronic health record

We receive revenue for the Zio service primarily from third-party payors, which include commercial payors and government agencies, such as CMS and the military. In addition, a small percentage of institutions, which are typically hospitals or private physician practices, purchase the Zio service from us directly. Third-party payors accounted for approximately 91%, and 85% of our revenue for the three months ended March 31, 2019 and 2018, respectively. Our revenue in the third-party commercial payor category is primarily contracted, which means we have entered into pricing contracts with these payors. Approximately 35% and 37% of our total revenue for the three months ended March 31, 2019 and 2018, respectively, is received from federal government agencies under established reimbursement codes. Institutions, which are typically hospitals or private physician practices accounted for approximately 9% and 15% of our revenue for the three months ended March 31, 2019 and 2018, respectively. We rely on a third-party billing partner, XIFIN, Inc., to submit patient claims and collect from commercial payors, certain government agencies, and patients.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Revenue	$47,214	$30,565	$16,649	54%
Cost of revenue	11,730	8,611	3,119	36%
Gross profit	35,484	21,954	13,530	62%
Gross margin	75%	72%
Operating expenses:
Research and development	6,756	4,019	2,737	68%
Selling, general and administrative	36,705	28,577	8,128	28%
Total operating expenses	43,461	32,596	10,865	33%
Loss from operations	(7,977)	(10,642)	2,665	25%
Interest expense	(409)	(858)	449	52%
Other income, net	379	383	(4)	1%
Loss before income taxes	(8,007)	(11,117)	3,110	28%
Income tax provision	12	—	12	n/a
Net loss	$(8,019)	$(11,117)	$3,098	28%

Revenue

Revenue increased $16.6 million, or 54%, to $47.2 million during the three months ended March 31, 2019 from $30.6 million during the three months ended March 31, 2018. The increase in revenue was attributable to the increase in volume of the Zio services performed as a result of the expansion of coverage and the increase in the number of payors under contract, increasing physician acceptance and expansion of our sales force as we continue to gain market acceptance for our Zio service.

Cost of Revenue and Gross Margin

Cost of revenue increased $3.1 million, or 36%, to $11.7 million during the three months ended March 31, 2019 from $8.6 million during the three months ended March 31, 2018. The increase in cost of revenue was primarily due to increased Zio service volume in 2019. This increase was partially offset by the reduction in costs to provide the Zio service, which was achieved through manufacturing efficiencies in the production of our device and reductions in cardiac technician labor costs through algorithm improvements and software driven workflow enhancements.

Gross margin for the three months ended March 31, 2019 increased to 75%, compared to 72% for the three months ended March 31, 2018. The increase was driven primarily by the reduction in the cost of the Zio service due to our continued efforts to lower manufacturing costs, fixed costs absorption and reduced labor costs per device through our algorithm improvements and software-driven and other workflow enhancements.

Research and Development Expenses

Research and development expenses increased $2.7 million, or 68%, to $6.8 million during the three months ended March 31, 2019 from $4.0 million during the three months ended March 31, 2018, which was driven by incremental costs related to Zio AT as well as other product development efforts. The increase was primarily attributable to a $2.0 million increase in payroll and personnel-related expenses as a result of increased headcount, and $0.6 million for allocated facility-related expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.1 million, or 28%, to $36.7 million during the three months ended March 31, 2019 from $28.6 million during the three months ended March 31, 2018. The increase was primarily attributable to a $6.8 million increase in payroll and personnel-related expenses as a result of increased headcount to support the growth in our operations, which included an increase of $2.3 million in commissions and bonus primarily as a result of increased revenues, as well as an additional $1.0 million increase in bad debt expense.

A significant amount of selling, general, and administrative incremental spend can be directly attributed to our continued focus on salesforce expansion and its support infrastructure to support our growth strategy.

Interest Expense

Interest expense decreased to $0.4 million for the three months ended March 31, 2019, compared to $0.9 million for the three months ended March 31, 2018 due to the decrease in interest rate as a result of the extinguishment of the loan agreement with Biopharma Secured Investments III Holdings Cayman LP in October 2018 as well as repayment of the loan agreement with California HealthCare Foundation in May 2018.

Other Income, Net

Other income, net was $0.4 million for the three months ended March 31, 2019, compared to $0.4 million for the three months ended March 31, 2018. There were no significant changes within other income, net in 2019.

Liquidity and Capital Expenditures

Overview

As of March 31, 2019, we had cash and cash equivalents of $28.2 million and short-term investments of $30.5 million and an accumulated deficit of $211.5 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(17,099)	$(13,260)
Investing activities	26,449	21,459
Financing activities	(1,138)	(397)
Net increase in cash, cash equivalents, and restricted cash	$8,212	$7,802

Cash Used in Operating Activities

During the three months ended March 31, 2019, cash used in operating activities was $17.1 million, which consisted of a net loss of $8.0 million, adjusted by non-cash charges of $10.7 million and a net change of $19.8 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of a change in allowance for doubtful accounts and contractual allowance of $4.7 million and in stock based-based compensation of $4.4 million. The change in our net operating assets and liabilities was primarily due to an increase of $11.0 million in accounts receivable as a result of increased revenues.

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

Cash Provided by Investing Activities

Cash provided by investing activities during the three months ended March 31, 2019 was $26.4 million, which consisted primarily of $37.7 million in cash received from the maturities of available for sale investments, partially offset by purchases of available for sale investments of $9.6 million, and $1.6 million of capital expenditures to purchase property and equipment.

Cash provided by investing activities during the three months ended March 31, 2018 was $21.5 million, which consisted primarily of $28.0 million in cash received from the maturities of available for sale investments, partially offset by purchases of available for sale investments of $5.4 million, and $1.1 million of capital expenditures to purchase property and equipment.

Cash Used in Financing Activities

During the three months ended March 31, 2019, cash used in financing activities was $1.1 million, primarily due to $3.3 million in tax withholding upon the vesting of Restricted Stock Units, partially offset by $2.1 million in proceeds from the issuance of common stock.

During the three months ended March 31, 2018, cash used in financing activities was $0.4 million, primarily due $1.3 million tax withholding upon the vesting of Restricted Stock Units, partially offset by $0.9 million in proceeds from the issuance of common stock

Indebtedness

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

Bank Debt

In December 2015, we entered into a Second Amended and Restated Loan and Security Agreement with SVB, (the “SVB Loan Agreement”). Under the SVB Loan Agreement, we could borrow, repay and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $15.0 million, until December 4, 2018, when all outstanding principal and accrued interest became due and payable. Any principal amount outstanding under the SVB Loan Agreement shall bear interest at a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” plus 0.25%. We may borrow up to 80% of our eligible accounts receivable, up to the maximum of $15.0 million.

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

Pursuant to the Third Amended and Restated SVB Loan Agreement, we obtained a term loan (“SVB Term Loan”) for $35.0 million. Total proceeds from the SVB Term Loan were used to pay off the loan agreement with Biopharma Secured Investments III Holdings Cayman LP (“Pharmakon”), totaling $35.8 million. We will make interest-only payments through October 31, 2020, followed by 36 monthly payments of principal plus interest on the SVB Term Loan. Interest charged on the SVB Term Loan will be the greater of (a) a floating rate based on the “Prime Rate” published by The Wall Street Journal minus 0.75%, or (b) 4.25%.

Under the Third Amended and Restated SVB Loan Agreement, we may borrow, repay, and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $25.0 million, which includes an $11.0 million standby letter of credit sublimit availability. In October 2018, a $6.9 million standby letter of credit was obtained in connection with a lease for our San Francisco headquarters. Any principal amount outstanding under the Third Amended and Restated SVB Loan Agreement revolving credit line shall bear interest at an amount that is the greater of (a) a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” or (b) 5.00%. We may borrow up to 75% of eligible accounts receivable, up to the maximum of $25.0 million. As of March 31, 2019 no amount was outstanding under the revolving credit line.

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

Contractual Obligations

Our contractual obligations as of December 31, 2018 are presented in our Form 10-K filed with the SEC on March 4, 2019. There have been no material changes.

Critical Accounting Policies and Estimates

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2018. Refer to Note 2. Summary of Significant Accounting Policies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for all significant accounting policies as well as the lease accounting policy updated upon the adoption of ASC 842 as of January 1, 2019.

Recently Adopted Accounting Guidance

In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), which requires lessees to recognize lease liabilities and corresponding right-of-use assets on the consolidated balance sheet for all leases. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and, for operating leases, the lessee would recognize a straight-line lease expense. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The Company has no embedded leases with suppliers. Upon adoption of Topic 842 on January 1, 2019 using the modified retrospective method, the Company recognized right-of-use assets of $10.4 million and lease liabilities of $10.2 million. There was no cumulative-effect adjustment recorded on January 1, 2019. The Company adopted the following practical expedients allowed under Topic 842:

• The package of three practical expedients, which allows entities to make an election that allows them not to reassess (1) whether existing or expired contracts contain embedded leases under Topic 842, (2) lease classification of existing or expiring leases, and (3) indirect costs for existing or expired leases

• Combining lease and non-lease components practical expedient, which allows lessees, as an accounting policy election by class of underlying asset, to choose not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component

•Comparative reporting practical expedient, which allows entities to initially apply Topic 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption

For further details, refer to Note 6. Commitments and Contingencies of the Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.

Interest Rate Sensitivity

We had cash, cash equivalents and investments of $58.7 million as of March 31, 2019, which consisted of bank deposits, money market funds, U.S. government securities, corporate notes, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

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

We had total outstanding debt of $34.9 million, which is net of debt discount and debt issuance costs, as of March 31, 2019. The Third Amended and Restated SVB Loan Agreement Note carries a variable interest rate based on the “Prime Rate” published by The Wall Street Journal. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Rate Sensitivity

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in British Pound Sterling. As of March 31, 2019, we do not consider this risk to be material. We do not utilize any forward foreign exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this quarterly report. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2019 due to the following material weaknesses, also described in Item 9A of the Company’s annual report on Form 10-K filed with the SEC on March 4, 2019, which continue to be unremediated as of March 31, 2019:

•

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

•

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

•

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

Notwithstanding these material weaknesses, management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material aspects, our financial position at the end of, and the results of operations and cash flows for, the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the first quarter of fiscal 2019. There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the first quarter of fiscal 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation of Material Weakness

We are committed to remediating the control deficiencies that gave rise to the material weaknesses described above. We are working to remediate the material weaknesses as quickly and efficiently as possible. However, the material weakness will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management is responsible for implementing changes and improvements to our internal control over financial reporting and for remediating the control deficiencies that gave rise to these material weaknesses. During fiscal 2019, we are enhancing our system of internal control over financial reporting with the following actions:

•Increasing the depth and experience of our Finance organization by increasing the number of staff, expanding our technical experience in accounting, auditing and reporting matters and implementing appropriate training programs for staff, manager and executive levels.

•Hiring an Internal Audit Director that will be focused on the development, maintenance and monitoring of our overall control environment and system of internal control over financial reporting.

•Improving the design and effectiveness of key controls for our order to cash and procure to pay transaction cycles, automated and manual journal entries and the accuracy and completeness of key reports used in the preparation of our consolidated financial statements

Limitations on Effectiveness of Controls and Procedures

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

We have incurred net losses since our inception in September 2006. For the three months ended March 31, 2019 and 2018, we had a net loss of $8.0 million and $11.1 million, respectively, and we expect to continue to incur additional losses. As of March 31, 2019, we had an accumulated deficit of $211.5 million. The losses and accumulated deficit were primarily due to the substantial investments we made to develop and improve our technology and products and improve our business and the Zio service through research and development efforts and infrastructure improvements. Over the next several years, we expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our Zio service, which includes Zio XT and Zio AT, and to develop additional arrhythmia detection and management products and services. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses or at all. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

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

Our limited operating history makes it difficult to evaluate our current business and future prospects

We first commercialized the Zio service in the first quarter of 2011 and do not have a long history operating as a commercial company. As a result, our operating results are not predictable. Since 2011, our revenue has been derived, and we expect it to continue to be derived, substantially from sales of the Zio service. Because of its recent commercial introduction, the Zio service has limited product and brand recognition. In addition, demand for our services may decline or may not increase as quickly as we expect. Failure of the Zio service to significantly penetrate current or new markets would harm our business, financial condition and results of operations.

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

For the three months ended March 31, 2019, we received approximately 27% of our revenue from reimbursement for our Zio service by CMS. Under CMS guidelines for participation in the Medicare program CMS designates us as an independent diagnostic treatment facility (“IDTF”). CMS imposes extensive and detailed requirements on IDTFs, including but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities and how and where we provide our monitoring solutions. Our failure to comply with applicable CMS rules could result in a discontinuation of our reimbursement under the CMS payment programs, our being required to return funds already paid to us, civil monetary penalties, criminal penalties and/or exclusion from the CMS programs. In addition, regional Medicare Administrative Contractors (“MACs”), change from time to time, which may result in changes to our reimbursement rates, increased administrative burden and reimbursement delay.

Changes in public health insurance coverage and CMS reimbursement rates for the Zio service could affect the adoption of the Zio service and our future revenue.

Government payors may change their coverage and reimbursement policies, as well as payment amounts, in a way that would prevent or limit reimbursement for our Zio service, which would significantly harm our business. Government and other third-party payors require us to report the service for which we are seeking reimbursement by using a Current Procedural Terminology, or CPT, code-set maintained by the American Medical Association (“AMA”). For Zio XT, we have secured temporary CPT codes, called Category III CPT codes, used for newly introduced technologies and specific to our category of diagnostic monitoring through 2022. The fees associated with these temporary CPT codes are also temporary and may be modified by CMS.  After both use data and published clinical evidence is gathered over time on newly introduced technologies, eventually the temporary CPT code can become a permanent code – or what is called a Category I CPT code.  The process to convert a code from Category III to Category I CPT code is governed by the AMA and CMS.  Relative to the CMS applicable fees after 2022, it is incumbent upon us to successfully secure permanent CPT codes from the AMA by 2022, which codes are valued by CMS and remain mostly unchanged for five years after the values are initially determined. Category I CPT codes can have values and associated pricing that are higher or lower compared to the Category III CPT codes.  We can provide no assurance that any Category I CPT code secured for the reimbursement of our Zio service will contain values and pricing that are the same as or greater than the existing Category III CPT codes.  In addition, to the extent CMS reduces its reimbursement rates for the Zio service, regardless of the Category of CPT code, third-party payors may reduce the rates at which they reimburse the Zio service, which could adversely affect our revenue.

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

We have experienced rapid growth in our headcount and in our operations. Any growth that we experience in the future will provide challenges to our organization, requiring us to expand our sales personnel and manufacturing operations and general and administrative infrastructure. In addition to the need to scale our clinical operations capacity, future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. Rapid expansion in personnel could mean that less experienced people manufacture our Zio monitors, market and sell our Zio service and analyze the data to produce Zio reports, which could result in inefficiencies and unanticipated costs, reduced quality in either our Zio reports or manufactured devices, and disruptions to our service operations. As we seek to gain greater efficiency, we may expand the automated portion of our Zio service and require productivity improvements from our certified cardiographic technicians. Such improvements could compromise the quality of our Zio reports. In addition, rapid and significant growth may strain our administrative and operational infrastructure. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

If we are unable to support demand for the Zio service or any of our future products or services, our business could suffer.

As demand for the Zio service or any of our future products or services increases, we will need to continue to scale our manufacturing capacity and algorithm processing technology, expand customer service, billing and systems processes and enhance our internal quality assurance program. We will also need additional certified cardiographic technicians and other personnel to process higher volumes of data. We cannot assure you that, with any increases in scale, required improvements will be successfully implemented, quality assurance will be maintained, or that appropriate personnel will be available to facilitate growth of our business. Failure to implement necessary procedures, transition to new processes or hire the necessary personnel could result in higher costs of processing data or inability to meet increased demand. There can be no assurance that we will be able to perform our data analysis on a timely basis at a level consistent with demand, quality standards and physician expectations. If we encounter difficulty meeting market demand, quality standards or physician expectations, our reputation could be harmed and our future prospects and business could suffer.

We plan to introduce new products and services and our business will be harmed if we are not successful in selling these new products and services to our existing customers and new customers

We most recently received FDA clearance for our Zio AT ECG Monitoring System, (“Zio AT”), which is designed to provide timely transmission of data during the wear period. We do not yet know whether Zio AT or any other new products and services will be well received and broadly adopted by physicians and their patients or whether sales will be sufficient for us to offset the costs of development, implementation, support, operation, sales and marketing. Although we have performed extensive testing of our new products and services, their broad-based implementation may require more support than we anticipate, which would further increase our expenses. Additionally, new products and services may subject us to additional risks of product performance, customer complaints and litigation. If sales of our new products and services are lower than we expect, or if we expend additional resources to fix unforeseen problems and develop modifications, our operating margins are likely to decrease.

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
•

we are subject to state, federal and international regulations, including the FDA’s Quality System Regulation (“QSR”) for both the manufacture of the Zio monitor and the provision of the Zio service, noncompliance with which could cause an interruption in our manufacturing and services

•	to increase our manufacturing output significantly and scale our services, we will have to attract and retain qualified employees for our operations

Our inability to successfully manufacture our Zio monitors in sufficient quantities, or provide the Zio service in a timely manner, would materially harm our business.

Our manufacturing facilities and processes and those of our third-party suppliers are subject to unannounced FDA, state and Notified Body regulatory inspections for compliance with the QSR and MDD requirements. Developing and maintaining a compliant quality system is time consuming and investment intensive. Failure to maintain compliance with, or not fully complying with the requirements of the FDA and state regulators could result in enforcement actions against us or our third-party suppliers, which could include the issuance of warning letters, adverse publicity, seizures, prohibitions on product sales, recalls and civil and criminal penalties, any one of which could significantly impact our manufacturing supply and provision of services and impair our financial results.

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

We rely on single suppliers for the supply of our adhesive substrate, disposable plastic housings, instruments and other materials that we use to manufacture and label our Zio monitors. These components and materials are critical and there are relatively few alternative sources of supply. We have not qualified additional suppliers for some of these components and materials and we do not carry a significant inventory of these items. While we believe that alternative sources of supply may be available, we cannot be certain whether they will be available if and when we need them and that any alternative suppliers would be able to provide the quantity and quality of components and materials that we would need to manufacture our Zio monitors if our existing suppliers were unable to satisfy our supply requirements. To utilize other supply sources, we would need to identify and qualify new suppliers to our quality standards, which could result in manufacturing delays and increase our expenses. Any supply interruption could limit our ability to manufacture our products and could therefore harm our business, financial condition and results of operations. If our current suppliers and any alternative suppliers do not provide us with the materials we need to manufacture our products or perform our services, if the materials do not meet our quality specifications, or if we cannot obtain acceptable substitute materials, an interruption in our Zio service could occur. Any such interruption may significantly affect our future revenue and harm our relations and reputation with physicians, hospitals, clinics and patients.

If our manufacturing facility becomes damaged or inoperable, or if we are required to vacate the facility, we may be unable to manufacture our Zio monitors or we may experience delays in production or an increase in costs which could adversely affect our results of operations.

We currently manufacture and assemble the Zio monitors in only one location. Our products are comprised of components sourced from a variety of contract manufacturers, with final assembly completed at our facility in Cypress, California. Our facility and equipment, or those of our suppliers, could be harmed or rendered inoperable by natural or man-made disasters, including fire, earthquake, terrorism, flooding and power outages. Any of these may render it difficult or impossible for us to both manufacture new products and receive returned units for some period of time. If our Cypress facility is inoperable for even a short period of time, the inability to manufacture and receive our Zio monitors, and the interruption in research and development of any future products, may result in harm to our reputation, increased costs, the loss of orders and lower revenue. Furthermore, it could be costly and time consuming to repair or replace our facilities and the equipment we use to perform our research and development work and manufacture our products.

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

Our ability to increase our customer base and achieve broader market acceptance of our products will depend, to a significant extent, on our ability to expand our marketing efforts. We plan to dedicate significant resources to our marketing programs. Our business may be harmed if our marketing efforts and expenditures do not generate a corresponding increase in revenue.

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

In the first quarter of 2019, we recognized approximately four percent of our revenue from non-contracted third-party payors, and as a result, our quarterly operating results are difficult to predict.

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

Large competitors in the ambulatory cardiac market include companies that sell standard Holter monitor equipment such as GE Healthcare, Philips Healthcare, Mortara Instrument, Inc., Spacelabs Healthcare, Inc. and Welch Allyn Holdings, Inc., which was acquired by Hill-Rom Holdings, Inc. Additional competitors, such as BioTelemetry, Inc., offer Holter and event, and mobile telemetry monitors, and also function as service providers. These companies have also developed other patch-based cardiac monitors that have received FDA and foreign regulatory clearances such as ePatch and MCOT Patch. There are also several small start-up companies trying to compete in the patch-based cardiac monitoring space. We have seen a trend in the market for large medical device companies to acquire, invest in or form alliances with these smaller companies in order to diversify their product offerings and participate in the digital health space. Future competition could come from makers of wearable fitness products or large information technology companies focused on improving healthcare. For example, Apple Inc. recently added capabilities on its watch platform to measure non-continuous ECG and to alert users to the potential presence of irregular heartbeats suggestive of asymptomatic atrial fibrillation. These competitors and potential competitors may introduce new products that compete with our Zio service. Many of our competitors and potential competitors have significantly greater financial and other resources than we do and have well-established reputations, broader product offerings, and worldwide distribution channels that are significantly larger and more effective than ours. If our competitors and potential competitors are better able to develop new ambulatory cardiac monitoring solutions than us, or develop more effective or less expensive cardiac monitoring solutions, they may render our current Zio service obsolete or non-competitive. Competitors may also be able to deploy larger or more effective sales and marketing resources than we currently have. Competition with these companies could result in price cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

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

The medical device industry’s relationship with physicians is under increasing scrutiny by the Health and Human Services Office of the Inspector General, (“OIG”), the Department of Justice (“DOJ”), state attorneys general, and other foreign and domestic government agencies. Our failure to comply with laws, rules and regulations governing our relationships with physicians, or an investigation into our compliance by the OIG, DOJ, state attorneys general or other government agencies, could significantly harm our business.

We have a significant amount of debt, which may affect our ability to operate our business and secure additional financing in the future.

As of March 31, 2019, we had $34.9 million outstanding under our credit facility consisting of our loan agreement with Silicon Valley Bank (“SVB”). We must make significant annual debt payments under the loan agreement which will divert resources from other activities. Our debt with SVB is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The covenants in the loan agreement, as well as in any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control and future breaches of any of these covenants could result in a default under the loan agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the loan agreement to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

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

The ECG data that is gathered through our Zio monitors is curated by algorithms that are part of our Zio service and a Zio report is delivered to the prescribing physician for diagnosis. The continuous development, maintenance and operation of our deep-learned backend data analytics engine is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary algorithms from operating properly. We may also attempt to develop new capabilities and incorporate new technologies, including artificial intelligence, which could impact our data analytics platform’s performance. If our data analytics platform does not function reliably or fails to meet physician or payor expectations in terms of performance, physicians may stop prescribing the Zio service and payors could attempt to cancel their contracts with us.

Any unforeseen difficulties we encounter in our existing or new software, cloud-based applications, telecommunication service providers, and analytics services, and any failure by us to identify and address them could result in loss of revenue or market share, diversion of development resources, injury to our reputation and increased service and maintenance costs. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating results.

Provision of the Zio service is dependent upon third-party vendors who are subject to disruptions, which could directly or indirectly harm our business and operating results.

The analysis we perform to create the diagnostic report for the Zio service is dependent upon a recording made by each device, which requires the physical return of the Zio monitor to one of our clinical centers. We predominantly rely on the U.S. Postal Service (“USPS”) to perform this delivery service. Delivery of the Zio monitor to one of our clinical centers may be subject to disruption by natural disasters such as earthquake or flooding, labor disagreements or errors on behalf of USPS staff, structural issues timely processing in some geographies, or other disruption to the USPS delivery infrastructure. Further, for the Zio AT monitor, we rely on the provision of cellular communication services for the timely transmission of patient information and reportable events. Once received, all data from both Zio XT and AT monitors is processed, curated and reported on through cloud-computing resources. The reliability of these communication and cloud services is also subject to natural disasters, labor disruptions, human error, and infrastructure failure.

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

In the ordinary course of our business, we and our third-party billing and collections provider, XIFIN, collect, process, and store sensitive data, including legally-protected personally identifiable health information about patients in the United States and in the United Kingdom. This personally identifiable information may include, among other information, names, addresses, phone numbers, email addresses, payment account information, age, gender, and heart rate data. We also process and store, and use additional third parties to process and store, sensitive intellectual property and other proprietary business information, including that of our customers, payors and collaborative partners. Our patient information is encrypted but not de-identified. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based computing center systems. These applications and data encompass a wide variety of business critical information, including research and development information, commercial information and business and financial information.

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

We may acquire other companies or technologies, or enter into joint ventures or other strategic alliances, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

We may in the future seek to acquire or invest in businesses, applications or technologies that we believe could complement or expand our ambulatory cardiac monitoring solutions portfolio, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain the expected benefits of any acquisition or investment. In addition, any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:

•disruption in our relationships with existing strategic partners or suppliers as a result of such a transaction

•unanticipated liabilities related to acquired companies

•difficulties integrating acquired personnel, technologies and operations into our existing business

•retention of key employees

•diversion of management time and focus from operating our business to management of strategic alliances or joint ventures or acquisition integration challenges

•increases in our expenses and reductions in our cash available for operations and other uses

•possible write-offs or impairment charges relating to acquired businesses

To date, the growth of our operations has been largely organic, and we have limited experience in acquiring other businesses or technologies or entering into joint ventures or strategic alliances. Acquisitions, joint ventures or strategic alliances could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of debt, which could harm our operating results. In addition, if an acquired business, joint venture or strategic alliance fails to materialize or fails to meet our expectations, our operating results, business and financial condition may suffer.

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

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal controls over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. Prior to December 31, 2017, we availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. As of December 31, 2017, we ceased to be an “emerging growth company.” We expect that the cost of our compliance with Section 404 will correspondingly increase as a result of our independent registered public accounting firm being required to undertake an assessment of our internal control over financial reporting. Our compliance with applicable provisions of Section 404 have required and will continue to require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Section 404 also requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting along with an auditor attestation. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We have implemented the process and documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion in any given quarterly period.

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

We use certain open source software in the infrastructure supporting the Zio service. We may face claims from companies that incorporate open source software into their products or from open source licensors, claiming ownership of, or demanding release of, the source code, the open source software or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to cease offering the Zio service unless and until we can re-engineer it to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. These risks could be difficult to eliminate or manage, and, if not addressed, could harm our business, financial condition and operating results.

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

We rely, in part, on our ability to obtain and maintain patent protection for our proprietary products and processes. The process of applying for and obtaining a patent is expensive, time consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions where protection may be commercially advantageous, or we may not be able to protect our proprietary rights at all. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. In addition, the issuance of a patent does not ensure that it is valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Issued international patents may carry a requirement to “work” a patent in the applicable geography; failure to do so could lead to loss of the patent or the requirement to accept licensing terms, both of which would be favorable to our competitors. Furthermore, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own products and practicing our own technology. Alternatively, third parties may seek approval to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or agency with jurisdiction may find our patents invalid or unenforceable; competitors may then be able to market products and use manufacturing and analytical processes that are substantially similar to ours. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

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

If we assess a potential quality issue or complaint as not requiring either field action or notification, respectively, regulators may review documentation of that decision during a subsequent audit. If regulators disagree with our decision, or take issue with either our investigation process or the resulting documentation, regulatory agencies may impose sanctions and we may be subject to regulatory enforcement actions, including warning letters, all of which could harm our business

The FDA and the Federal Trade Commission (“FTC”) also regulate the advertising and promotion of our products and services to ensure that the claims we make are consistent with our regulatory clearances, that there is adequate and reasonable data to substantiate the claims and that our promotional labeling and advertising is neither false nor misleading. If the FDA or FTC determines that any of our advertising or promotional claims are misleading, not substantiated or not permissible, we may be subject to enforcement actions, including warning letters, and we may be required to revise our promotional claims and make other corrections or restitutions.

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

We are also registered with the EU as a medical device developer, manufacturer and service operator through the National Standard Authority of Ireland (“NSAI”) our European Notified Body. Most recently, the NSAI conducted an ISO 13485 surveillance audit of our design, manufacturing and service operations in June 2018 and we believe that we are in compliance, in all material respects, with the MDD.

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

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements

We are responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed below in Item 9A of our Form 10-K filed with the SEC on March 4, 2019, we identified material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, we concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—An Integrated Framework (2013).

To implement remedial measures as disclosed in Item 9A of our Form 10-K filed with the SEC on March 4, 2019, we may need to commit additional resources, hire additional staff, and provide additional management oversight. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate these material weaknesses and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected.

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

Sales or issuances of a substantial amount of securities, or the perception that such sales could occur, may cause a decline in the price of our common stock. Future resales of our common stock by our existing stockholders could cause the market price of our common stock to decline.  In addition, the shares of common stock subject to outstanding options and restricted stock units under our 2016 Equity Incentive Plan and our 2016 Employee Stock Purchase Plan and the shares reserved for future issuance under both such plans may become eligible for sale in the public markets in the future, subject to certain legal and control limitations.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of, and incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

iRhythm Technologies, Inc.

Date: May 10, 2019	By:	/s/ Kevin M. King
Kevin M. King
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2019	By:	/s/ Matthew C. Garrett
Matthew C. Garrett
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)