Form 10-Q
period 2019-06-30
iRhythm Technologies, Inc.
filed 2019-08-06
CIK 1388658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 26, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 24,851,931.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	plans to conduct further clinical studies;
•	our plans to modify our current products, or develop new products, to address additional indications;
•	the expected growth of our business and our organization;
•	our expectations regarding government and third-party payor coverage and reimbursement;
•	our expectations regarding the size of our sales organization and expansion of our sales and marketing efforts in international geographies;
•

our expectations regarding revenue, cost of revenue, cost of service per device, operating expenses, including research and development expense, sales and marketing expense and general and administrative expenses;

•	our ability to retain and recruit key personnel, including the continued development of a sales and marketing infrastructure;
•	our ability to obtain and maintain intellectual property protection for our products;
•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing;
•	our ability to identify and develop new and planned products and acquire new products;
•	our financial performance; and
•	developments and projections relating to our competitors or our industry.

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

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$16,154	$20,023
Short-term investments	43,240	58,320
Accounts receivable, net	29,137	21,977
Inventory	2,774	2,062
Prepaid expenses and other current assets	3,669	4,100
Total current assets	94,974	106,482
Property and equipment, net	12,618	9,158
Operating lease right-of-use assets	94,326	—
Goodwill	862	862
Other assets	4,515	3,208
Total assets	$207,295	$119,710
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,628	$2,284
Accrued liabilities	23,304	26,570
Deferred revenue	1,199	1,243
Accrued interest, current portion	139	139
Operating lease liabilities, current portion	7,384	—
Total current liabilities	35,654	30,236
Debt	34,927	34,899
Deferred rent, noncurrent portion	—	153
Operating lease liabilities, noncurrent portion	88,106	—
Total liabilities	158,687	65,288
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000,000 shares authorized at June 30, 2019 and December 31, 2018; and none issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value – 100,000,000 shares authorized at June 30, 2019 and December 31, 2018; 24,836,171 and 24,368,073 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	23	23
Additional paid-in capital	271,551	257,955
Accumulated other comprehensive income (loss)	35	(41)
Accumulated deficit	(223,001)	(203,515)
Total stockholders’ equity	48,608	54,422
Total liabilities and stockholders’ equity	$207,295	$119,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$53,331	$35,469	$100,545	$66,034
Cost of revenue	12,825	9,490	24,555	18,101
Gross profit	40,506	25,979	75,990	47,933
Operating expenses:
Research and development	8,639	4,564	15,395	8,583
Selling, general and administrative	43,189	33,094	79,894	61,671
Total operating expenses	51,828	37,658	95,289	70,254
Loss from operations	(11,322)	(11,679)	(19,299)	(22,321)
Interest expense	(440)	(861)	(849)	(1,719)
Other income, net	310	334	689	717
Loss before income taxes	(11,452)	(12,206)	(19,459)	(23,323)
Income tax provision	15	0	27	0
Net loss	$(11,467)	$(12,206)	$(19,486)	$(23,323)
Net loss per common share, basic and diluted	$(0.46)	$(0.51)	$(0.79)	$(0.99)
Weighted-average shares, basic and diluted	24,724,808	23,747,131	24,600,250	23,614,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(11,467)	$(12,206)	$(19,486)	$(23,323)
Other comprehensive income (loss):
Net change in unrealized losses on available-for-sale securities	33	47	76	27
Comprehensive loss	$(11,434)	$(12,159)	$(19,410)	$(23,296)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(19,486)	$(23,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,292	1,105
Stock-based compensation	11,745	7,323
Amortization of debt discount and issuance costs	31	125
Accretion of discounts on investments, net	(419)	(350)
Provision for doubtful accounts and contractual allowances	10,683	6,440
Amortization of operating lease right-of-use assets	5,061	—
Changes in operating assets and liabilities:
Accounts receivable	(17,844)	(11,197)
Inventory	(712)	(485)
Prepaid expenses and other current assets	(27)	46
Other assets	(1,174)	625
Accounts payable	1,025	106
Accrued liabilities	(3,187)	497
Deferred rent	—	61
Deferred revenue	(45)	(596)
Operating lease liabilities	(3,724)	—
Net cash used in operating activities	(16,781)	(19,623)
Cash flows from investing activities
Purchases of property and equipment	(4,468)	(2,226)
Purchases of available-for-sale investments	(44,976)	(42,616)
Maturities of available-for-sale investments	60,550	73,004
Net cash provided by investing activities	11,106	28,162
Cash flows from financing activities
Repayment of debt	—	(1,500)
Proceeds from issuance of common stock, net	5,409	5,069
Tax withholding upon vesting of restricted stock awards	(3,557)	(1,538)
Other	(46)	—
Net cash provided by financing activities	1,806	2,031
Net increase in cash, cash equivalents, and restricted cash	(3,869)	10,570
Cash, cash equivalents and restricted cash beginning of period	20,023	8,671
Cash, cash equivalents and restricted cash end of period	$16,154	$19,241
Supplemental disclosures of cash flow information
Interest paid	$836	$1,748
Non-cash investing and financing activities
Property, plant and equipment costs included in liabilities	$284	$218

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018

Common stock:
Beginning balance	23	$23
Proceeds from issuance of common stock, net	—	—
Ending balance	$23	$23

Additional paid-in capital:
Beginning balance	$257,955	$236,184
Proceeds from issuance of common stock, net	5,408	5,070
Stock-based compensation expense	11,745	7,323
Tax withholding upon vesting of restricted stock awards	(3,557)	(1,538)
Ending balance	$271,551	$247,039

Accumulated other comprehensive income (loss):
Beginning balance	$(41)	$(65)
Net change in unrealized losses on available for sale securities	76	27
Ending balance	$35	$(38)

Accumulated deficit:
Beginning balance	$(203,515)	$(156,589)
Net loss	(19,486)	(23,323)
Cumulative effect of accounting changes	—	1,355
Ending balance	$(223,001)	$(178,557)

Total stockholders' equity	$48,608	$68,467

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2018, and related disclosures, have been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to current period presentation. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year.

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

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2019	2018
Balance, beginning of period	$4,851	$3,568
Add: provision for doubtful accounts	3,358	5,826
Less: write-offs, net of recoveries and other adjustments	(3,537)	(4,543)
Balance, end of period	$4,672	$4,851

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table presents the changes in the contractual allowance (in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2019	2018
Balance, beginning of period	$10,601	$7,444
Add: allowance for contractual adjustments	7,325	9,392
Less: contractual adjustments	(3,557)	(6,235)
Balance, end of period	$14,369	$10,601

The following table presents the impact of allowance for doubtful accounts and contractual allowance on accounts receivable (in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2019	2018
Gross accounts receivable	$48,178	$37,429
Less: allowance for doubtful accounts	(4,672)	(4,851)
Less: contractual allowance	(14,369)	(10,601)
Net accounts receivable	$29,137	$21,977

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

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. The Company records an allowance for doubtful accounts when it becomes probable that a receivable will not be collected. Federal government agencies, including Centers for Medicare and Medicaid Services (“CMS”) and the military, accounted for approximately 36% and 36% of the Company’s revenue for the three and six months ended June 30, 2019, respectively and 38% and 38%, of the Company’s revenue for the three and six months ended June 30, 2018. Accounts receivable related to federal government agencies accounted for 21% and 18% at June 30, 2019 and December 31, 2018, respectively.

Revenue Recognition

The Company’s revenue is generated primarily from the provision of its cardiac rhythm monitoring service, the Zio XT service. The Zio XT is a cardiac rhythm monitoring service that has a patient wear period of up to 14 days and is billable when the monitoring reports are delivered to the healthcare provider, which is also when the service is complete and the Company recognizes revenue. The time from when the patient has the Zio XT device applied to the time the report is posted is generally around 18 days.

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

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

For healthcare institutions, the Company has historical experience of collecting substantially all of the negotiated contractual rates and determined at contract inception that these customers, and or their related third-party payor that pays the Company on their behalf, have the intention and ability to pay the promised consideration. As such, the Company is not providing an implicit price concession but, rather, has chosen to accept the risk of default, and any subsequent impairment of the related receivable are recorded as bad debt expense.

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

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Disaggregated revenue by payor type and major service line for three and six months ended June 30, 2019 was as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Commercial Payors	$27,631	$51,978
Centers for Medicare & Medicaid	14,747	27,493
Healthcare Institutions	10,953	21,074
Total	$53,331	$100,545

Contract Liabilities

ASC 606 requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).

Certain of the Company’s customers pay the Company directly for the Zio XT service upon shipment of devices. Such advance payments, or contract liabilities are recorded as deferred revenue on the Condensed Consolidated Balance Sheets and revenue is recognized when reports are delivered to physicians. Total revenue recognized during each of the three and six months ended June 30, 2019 that was included in the contract liability balance at the beginning of 2019, was $0.1 million and $1.2 million, respectively. The total revenue recognized during the three and six months ended June 30, 2018 that was included in the contract liability balance at the beginning of 2018 was less than $0.1 million and $1.2 million, respectively.

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

Discount rate for leases

On January 1, 2019, the rate implicit in the Company’s leases was not readily determinable. As such, the Company used its incremental borrowing rate to calculate its right-of-use assets and lease liabilities. The Company determined the appropriate incremental borrowing rate by utilizing the interest rate obtained in connection with the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“Third Amended and Restated SVB Loan Agreement”) which was finalized on October 23, 2018.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

On October 4, 2018, the Company entered into an office lease (“San Francisco Lease”) to rent approximately 117,560 rentable square feet in San Francisco, California, which will become the Company’s new headquarters. The San Francisco Lease commenced on May 13, 2019 and the Company determined that the interest rate associated with the Third Amended and Restated SVB Loan Agreement could not be utilized as the incremental borrowing rate associated with the San Francisco Lease due to the term of the lease, as well as annual rental payments. The Company determined the appropriate incremental borrowing rate by using a synthetic credit rating which was estimated based on an analysis of outstanding debt of companies with similar credit and financial profiles.

Lease term

The lease term is generally the minimum noncancelable period of each lease. The Company does not include option periods in determining the right-of-use asset and right-of-use liability unless it is reasonably certain that the Company will exercise the option at inception or when a triggering event occurs. As of June 30, 2019, no renewal options were included in the determination of lease terms.

Lease Modification

The San Francisco Lease is in the same building with the same landlord as the lease for the Company’s current headquarters in San Francisco (“existing lease”). Upon the commencement of the San Francisco Lease, the existing lease which had an original expiration date of February 2020, was modified to expire in September 2019.

Recently Adopted Accounting Guidance

In February 2016, the Financing Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), which requires lessees to recognize lease liabilities and corresponding right-of-use assets on the consolidated balance sheet for all leases. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and, for operating leases, the lessee would recognize a straight-line lease expense. Topic 842 also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The Company has no embedded leases with suppliers. Upon adoption of Topic 842 on January 1, 2019 using the modified retrospective method, the Company recognized right-of-use assets of $10.4 million and lease liabilities of $10.2 million. There was no cumulative-effect adjustment recorded on January 1, 2019. The Company adopted the following practical expedients allowed under Topic 842:

•

The package of three practical expedients, which allows entities to make an election that allows them not to reassess (1) whether existing or expired contracts contain embedded leases under Topic 842, (2) lease classification of existing or expiring leases, and (3) indirect costs for existing or expired leases

•

Combining lease and non-lease components practical expedient, which allows lessees, as an accounting policy election by class of underlying asset, to choose not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component; and

•

Comparative reporting practical expedient, which allows entities to initially apply Topic 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption

For further details, refer to Note 6. Commitments and Contingencies.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. Cash Equivalents and Investments

The fair value of securities, not including cash at June 30, 2019 and December 31, 2018, were as follows (in thousands):

	June 30, 2019
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$9,748	$ —	$ —	$9,748
U.S. government securities	33,023	35	—	33,058
Corporate notes	1,999	—	—	1,999
Commercial paper	8,183	—	—	8,183
Total available-for-sale marketable debt securities	$52,953	$35	$—	$52,988
Classified as:
Cash equivalents				$9,748
Short-term investments				43,240
Total cash equivalents and investments				$52,988

	December 31, 2018
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$10,606	$—	$—	$10,606
U.S. government securities	9,976	—	(1)	9,975
Corporate notes	16,514	3	(18)	16,499
Commercial paper	36,331	—	—	36,331
Total available-for-sale marketable debt securities	$73,427	$3	$(19)	$73,411
Classified as:
Cash equivalents				$15,091
Short-term investments				58,320
Total cash equivalents and investments				$73,411

The following table summarizes the fair value of the Company’s cash equivalents, short-term and long-term marketable securities classified by maturity (in thousands):

	June 30,	December 31,
	2019	2018
Due within one year	$52,988	$73,411
Due after one year through three years	—	—
Total available-for-sale marketable debt securities	$52,988	$73,411

As of June 30, 2019, the Company had no available-for-sale securities in an unrealized loss position. The following table presents the Company's available-for-sale securities that were in an unrealized loss position as of December 31, 2018 (in thousands):

	December 31, 2018
	Less than 12 months		12 Months or Greater		Total
Assets	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government securities	$5,977	$(1)	$—	$—	$5,977	$(1)
Corporate notes	11,521	(10)	2,993	(8)	14,514	(18)
Total	$17,498	$(11)	$2,993	$(8)	$20,491	$(19)

Available-for-sale securities held as of June 30, 2019 had a weighted average maturity of 93 days. At June 30, 2019, no investments were in an unrealized loss position and no investment have been in an unrealized loss position for more than 12 months.

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

The fair value of the Company’s outstanding interest-bearing obligations is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at June 30, 2019 are $34.9 million and $35.4 million, respectively. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at December 31, 2018 were $34.9 million and $34.9 million, respectively.

The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.

The following table presents the fair value of the Company’s financial assets and liabilities determined using the inputs defined above (in thousands).

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$9,748	$—	$—	$9,748
U.S. government securities	—	33,058	—	33,058
Corporate notes	—	1,999	—	1,999
Commercial paper	—	8,183	—	8,183
Total	$9,748	$43,240	$—	$52,988

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$10,606	$—	$—	$10,606
U.S. government securities	—	9,975	—	9,975
Corporate notes	—	16,499	—	16,499
Commercial paper	—	36,331	—	36,331
Total	$10,606	$62,805	$—	$73,411

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

5. Balance Sheet Components

Inventory

Inventory and Printed Circuit Board Assemblies (“PCBAs”), which are recorded as other assets as they are used many times over a period longer than one year on average, consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$1,974	$1,028
Finished goods	4,543	3,565
Total	$6,517	$4,593

Classified as:
Inventory	$2,774	$2,062
Other assets	3,743	2,531
Total	$6,517	$4,593

Amounts reported as other assets are comprised of the PCBA costs that are included in both raw materials and finished goods totals above.

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Laboratory and manufacturing equipment	$3,830	$2,750
Computer equipment and software	1,062	1,062
Furniture and fixtures	925	925
Leasehold improvements	2,146	726
Internal-use software	11,177	8,925
Total property and equipment, gross	19,140	14,388
Less: accumulated depreciation and amortization	(6,522)	(5,230)
Total property and equipment, net	$12,618	$9,158

Depreciation and amortization expense was $0.7 million and $1.3 million for the three and six months ended June 30, 2019, respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2018, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued vacation	$3,646	$2,825
Accrued payroll and related expenses	13,338	18,188
Accrued professional services fees	895	1,243
Claims payable	3,220	2,374
Other	2,205	1,940
Total accrued liabilities	$23,304	$26,570

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

6. Commitments and Contingencies

Lease Arrangements

The Company leases office, manufacturing, and clinical centers under non-cancelable operating leases which expire on various dates through 2031. These leases generally contain scheduled rent increases or escalation clauses and renewal options. Operating lease right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The operating lease right-of-use assets also include any lease payments made to the lessor at or before the commencement date as well as variable lease payments which are based on a consumer price index. The Company is also subject to variable lease payments related to janitorial services and electricity which are not included in the operating lease right-of-use asset as they are based on actual usage. The Company recognizes operating lease expense on a straight-line basis over the lease period. The total operating lease cost recognized during the six months ended June 30, 2019 was $4.1 million and cash paid for operating leases during the six months ended June 30, 2019 was $2.8 million.

On October 4, 2018, the Company entered into an office lease (“San Francisco Lease”) to rent approximately 117,560 rentable square feet in San Francisco, California, which will become the Company’s new headquarters.

The term of the San Francisco lease began on May 13, 2019, and expires on August 31, 2031. The Company is entitled to one option to extend the San Francisco Lease for a five-year term, subject to certain requirements. In addition, the landlord will provide a tenant improvement allowance of up to $2.4 million for leasehold improvements in connection with the cost of construction of the initial alterations within the premises.

The Company has obtained a standby letter of credit in the amount of $6.9 million, which may be drawn down by the landlord to be applied for certain purposes upon the Company’s breach of any provisions under the San Francisco Lease.

As of June 30, 2019, maturities of operating lease liabilities were as follows (in thousands):

Period Ending December 31:
2019 (remainder of year)	$1,743
2020	11,757
2021	11,760
2022	11,317
2023	11,639
Thereafter	100,764
148,980
Less: imputed interest	(53,490)
Total lease liabilities	$95,490

Minimum future lease payments previously disclosed in the 2018 10-K and under the previous lease accounting standard, which includes annual rental payments for the San Francisco Lease which commenced May 13, 2019, for the year ended December 31, 2018 are as follows (in thousands):

Period Ending December 31:
2019	$8,135
2020	10,669
2021	10,828
2022	11,150
2023	11,483
Thereafter	98,209
Total	$150,474

The weighted average remaining lease term of the Company’s operating leases as of June 30, 2019 was 11.9 years. The weighted average discount rate of the Company’s operating leases is 7.33% as of June 30, 2019.

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

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Under the Third Amended and Restated SVB Loan Agreement, the Company may borrow, repay, and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $25.0 million, which includes an $11.0 million standby letter of credit sublimit availability. In October 2018, a $6.9 million standby letter of credit was obtained in connection with a lease for the Company’s San Francisco headquarters. Any principal amount outstanding under the Third Amended and Restated SVB Loan Agreement revolving credit line shall bear interest at an amount that is the greater of (a) a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” or (b) 5.00%. The Company may borrow up to 75% of eligible accounts receivable, up to the maximum of $25.0 million. As of June 30, 2019, no amount was outstanding under the revolving credit line.

The Third Amended and Restated Loan Agreement requires the Company to maintain a minimum consolidated liquidity ratio or minimum adjusted Earnings Before Interest, Tax, Depreciation, and Amortization during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. The Company was in compliance with loan covenants as of June 30, 2019. The obligations under the Third Amended and Restated Loan Agreement are collateralized by substantially all assets of the Company.

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

8. Income Taxes

The Company recorded a tax provision related to its U.K. entity during the three and six months ended June 30, 2019. The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2018, as it reported losses in each period which are not more likely than not to be realized. Due to the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.

9. Stockholders’ Equity

Common stock

The Company’s amended and restated certificate of incorporation dated October 25, 2016, authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends were declared through June 30, 2019.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company had reserved shares of common stock for issuance as follows:

	June 30,	December 31,
	2019	2018
Options issued and outstanding	1,715,389	2,094,137
Unvested restricted stock units	886,404	547,891
Common stock warrants issued and outstanding	4,857	4,857
Shares available for grant under future stock plans	6,763,074	5,607,014
Total	9,369,724	8,253,899

10. Stock Incentive Plans

Equity Incentive Plan Activity

A summary of share-based awards available for grant under the 2016 Plan is as follows:

Awards Available for Grant
Balance at December 31, 2017	4,034,152
Additional awards authorized	1,168,865
Awards granted	(666,913)
Awards forfeited	124,478
Awards withheld for tax purposes	56,710
Balance at December 31, 2018	4,717,292
Additional options authorized	1,218,402
Awards granted	(532,551)
Awards forfeited	103,561
Awards withheld for tax purposes	38,148
Balance at June 30, 2019	5,544,852

The following table summarizes stock option activity under the 2006 and 2016 Plans:

		Options Outstanding
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2017	2,601,181	$12.24	7.17	$113,958
Options granted	366,928	$68.32
Options exercised	(798,424)	$7.19
Options forfeited	(75,548)	$34.30
Balance at December 31, 2018	2,094,137	$23.20	7.02	$97,976
Options granted	20,010	$82.77
Options exercised	(357,321)	$9.12
Options forfeited	(41,437)	$54.96
Balances at June 30, 2019	1,715,389	$26.06	6.57	$91,452
Options exercisable – June 30, 2019	1,173,390	$15.74	5.95	$74,322
Options vested and expected to vest – June 30, 2019	1,687,960	$25.57	6.54	$90,783

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock.

During the six months ended June 30, 2019 and 2018, the Company granted options with a weighted-average grant date fair value of $38.29 and $30.80 per share, respectively.

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Stock-Based Compensation

Employee Stock Options Valuation

The fair value of employee and director stock options was estimated at the date of grant using a Black-Scholes option valuation model with the weighted average assumptions below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected term (in years)	6.1	6.1	6.1	6.1
Expected volatility	45.0%	46.2%	45.0%	45.9%
Risk-free interest rate	2.36%	2.77%	2.39%	2.72%
Dividend yield	0.0%	0.0%	0.0%	0.0%

Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the statements of operations and comprehensive loss for all periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$137	$21	$225	$138
Research and development	1,278	781	2,151	1,357
Selling, general and administrative	5,915	3,274	9,369	5,828
Total stock-based compensation expense	$7,330	$4,076	$11,745	$7,323

As of June 30, 2019, there was total unamortized compensation costs of $11.7 million, net of estimated forfeitures, related to unvested stock options which the Company expects to recognize over a period of approximately two years, $47.8 million, net of estimated forfeitures, related to unrecognized restricted stock unit (“RSU”) expense, which the Company expects to recognize over a period of 2.5 years, and $1.9 million unrecognized ESPP expense, which the Company will recognize over one year.

Performance based RSUs (“PRSU”)

In February 2019, the Company granted PRSUs to key executives of the Company. The performance equity program has a 2-year performance period measuring target revenue compound annual growth rate (“CAGR”) achievement for fiscal year 2020 compared to fiscal year 2018. There is a minimum performance threshold of 75% to earn 50% of target, and a maximum threshold of 125% achieved to earn 200% of target. The exact number of earned shares will be determined based on linear interpolation using the actual revenue CAGR as it falls between the minimum and maximum thresholds outlined above. The fair value of the PRSUs will range from $0 to $19.5 million, depending on the actual achievement relative to the performance target. Based on management’s assessment at June 30, 2019 of the Company’s achievement of its performance targets, the Company has determined that it is probable that the performance targets will be achieved. As of June 30, 2019, management believes that it will achieve its performance targets at the 125% level, and has recognized cumulative PRSU expense of $1.7 million, for the three and six months ended June 30, 2019.

12. Net Loss Per Common Share

As the Company had net losses for the three and six months ended June 30, 2019 and 2018, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share attributable to holders of common stock (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(11,467)	$(12,206)	$(19,486)	$(23,323)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	24,724,808	23,747,131	24,600,250	23,614,281
Net loss per common share, basic and diluted	$(0.46)	$(0.51)	$(0.79)	$(0.99)

IRHYTHM TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the six months ended June 30, 2019 and 2018, because their inclusion would be anti-dilutive:

	Six Months Ended, June 30
	2019	2018
Options to purchase common stock	1,715,389	2,384,798
PRSUs and RSUs issued and unvested	886,404	575,585
Warrants to purchase common stock	4,857	4,857
Total	2,606,650	2,965,240

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
•

an easy-to-read Zio report, a curated summary of findings that includes high quality and clinically-actionable information which is sent directly to a patient’s physician and can be integrated into a patient’s electronic health record

We receive revenue for the Zio service primarily from third-party payors, which include commercial payors and government agencies, such as CMS and the military. In addition, a small percentage of institutions, which are typically hospitals or private physician practices, purchase the Zio service from us directly. Third-party payors accounted for approximately 91%, and 86% of our revenue for the six months ended June 30, 2019 and 2018, respectively. Our revenue in the third-party commercial payor category is primarily contracted, which means we have entered into pricing contracts with these payors. Approximately 36% and 38% of our total revenue for the six months ended June, 30, 2019 and 2018, respectively, is received from federal government agencies under established reimbursement codes. Institutions, which are typically hospitals or private physician practices accounted for approximately 9% and 14% of our revenue for the six months ended June 30, 2019 and 2018, respectively. We rely on a third-party billing partner, XIFIN, Inc., to submit patient claims and collect from commercial payors, certain government agencies, and patients.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Revenue	$53,331	$35,469	$17,862	50%
Cost of revenue	12,825	9,490	3,335	35%
Gross profit	40,506	25,979	14,527	56%
Gross margin	76%	73%
Operating expenses:
Research and development	8,639	4,564	4,075	89%
Selling, general and administrative	43,189	33,094	10,095	31%
Total operating expenses	51,828	37,658	14,170	38%
Loss from operations	(11,322)	(11,679)	357	3%
Interest expense	(440)	(861)	421	49%
Other income, net	310	334	(24)	7%
Loss before income taxes	(11,452)	(12,206)	754	6%
Income tax provision	15	—	15	0%
Net loss	$(11,467)	$(12,206)	$739	6%

Revenue

Revenue increased $17.9 million, or 50%, to $53.3 million during the three months ended June 30, 2019 from $35.5 million during the three months ended June 30, 2018. The increase in revenue was attributable to the increase in volume of the Zio services performed as a result of the expansion of coverage and the increase in the number of payors, and a release of reserves as a result of improved collection experience.

Cost of Revenue and Gross Margin

Cost of revenue increased $3.3 million, or 35%, to $12.9 million during the three months ended June 30, 2019 from $9.5 million during the three months ended June 30, 2018. The increase in cost of revenue was primarily due to increased Zio service volume in 2019. In addition, the increase was driven by an increase in Zio AT related internal use software.

Gross margin for the three months ended June 30, 2019 increased to 76%, compared to 73% for the three months ended June 30, 2018. The increase was driven primarily by the reduction in the cost of the Zio service due to our continued efforts to lower manufacturing costs, fixed costs absorption and reduced labor costs per device through our algorithm improvements and software-driven and other workflow enhancements.

Research and Development Expenses

Research and development expenses increased $4.0 million, or 89%, to $8.6 million during the three months ended June 30, 2019 from $4.6 million during the three months ended June 30, 2018, which was driven by incremental costs related to Zio AT as well as other product development efforts. The increase was primarily attributable to a $2.5 million increase in payroll and personnel-related expenses as a result of increased headcount, and $1.0 million for allocated facility-related expenses as a result of increased lease costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $10.0 million, or 31%, to $43.2 million during the three months ended June 30, 2019 from $33.1 million during the three months ended June 30, 2018. The increase was primarily attributable to a $6.6 million increase in payroll and personnel-related expenses as a result of increased headcount related and stock-based compensation related expenses, as well as an additional $1.4 million increase rent expense due to the commencement of the San Francisco Lease.

A significant amount of selling, general, and administrative incremental expense can be directly attributed to our continued focus on salesforce expansion and investment in infrastructure to support our growth strategy.

Interest Expense

Interest expense decreased to $0.4 million for the three months ended June 30, 2019, compared to $0.9 million for the three months ended June 30, 2018 as a result of the extinguishment of the loan agreement with Biopharma Secured Investments III Holdings Cayman LP in October 2018 as well as repayment of the promissory note to California HealthCare Foundation in May 2018.

Other Income, Net

Other income, net was $0.3 million for the three months ended June 30, 2019, compared to $0.3 million for the three months ended June 30, 2018.

Results of Operations

Comparison of the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Revenue	$100,545	$66,034	$34,511	52%
Cost of revenue	24,555	18,101	6,454	36%
Gross profit	75,990	47,933	28,057	59%
Gross margin	76%	73%
Operating expenses:
Research and development	15,395	8,583	6,812	79%
Selling, general and administrative	79,894	61,671	18,223	30%
Total operating expenses	95,289	70,254	25,035	36%
Loss from operations	(19,299)	(22,321)	3,022	14%
Interest expense	(849)	(1,719)	870	51%
Other income, net	689	717	(28)	4%
Loss before income taxes	(19,459)	(23,323)	3,864	17%
Income tax provision	27	—	27	0%
Net loss	$(19,486)	$(23,323)	$3,837	16%

Revenue

          Revenue increased $34.5 million, or 52%, to $100.5 million during the six months ended June 30, 2019 from $66.0 million during the six months ended June 30, 2018. The increase in revenue was attributable to the increase in volume of the Zio services performed as a result of the expansion of coverage and the increase in the number of payors under contract, increasing physician acceptance and expansion of our sales force as we continue to gain market acceptance for our Zio service. Additionally, the increase is due to an increase in release of reserves as a result of improved collection experience.

Cost of Revenue and Gross Margin

Cost of revenue increased $6.5 million, or 36%, to $24.6 million during the six months ended June 30, 2019 from $18.1 million during the six months ended June 30, 2018. The increase in cost of revenue was primarily due to increased Zio service volume in 2019. In addition, the increase was driven by an increase in Zio AT related internal use software.

         Gross margin for the six months ended June 30, 2019 increased to 76%, compared to 73% for the six months ended June 30, 2018. The increase was driven primarily by the reduction in the cost of the Zio service due to our continued efforts to lower manufacturing costs, fixed costs absorption and reduced labor costs per device through our algorithm improvements and software-driven and other workflow enhancements.

Research and Development Expenses

Research and development expenses increased $6.8 million, or 79%, to $15.4 million during the six months ended June 30, 2019 from $8.6 million during the six months ended June 30, 2018, which was driven by incremental costs related to Zio AT as well as other product development efforts. The increase was primarily attributable to a $4.4 million increase in payroll and personnel-related expenses as a result of increased headcount, and $1.2 million for allocated facility-related expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $18.3 million, or 30%, to $79.9 million during the six months ended June 30, 2019 from $61.7 million during the six months ended June 30, 2018. The increase was primarily attributable to a $13.4 million increase in payroll and personnel-related expenses as a result of increased headcount and stock-based compensation related expenses, as well as an additional of $1.6 million increase bad debt expense and $1.3 million in rent expense due to the commitment of the commencement of the San Francisco Lease. This was partially offset by a decrease in facilities allocations of $1.3 million.

A significant amount of selling, general, and administrative incremental spend can be directly attributed to our continued focus on salesforce expansion and its support infrastructure to support our growth strategy.

Interest Expense

Interest expense decreased to $0.8 million for the six months ended June 30, 2019, compared to $1.7 million for the six months ended June 30, 2018 as a result of the extinguishment of the loan agreement with Biopharma Secured Investments III Holdings Cayman LP in October 2018 as well as repayment of the promissory note to California HealthCare Foundation in May 2018.

Other Income, Net

Other income, net was $0.6 million for the six months ended June 30, 2019, compared to $0.7 million for the six months ended June 30, 2018.

Liquidity and Capital Expenditures

Overview

As of June 30, 2019, we had cash and cash equivalents of $16.2 million and short-term investments of $43.2 million and an accumulated deficit of $223.0 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(16,781)	$(19,623)
Investing activities	11,106	28,162
Financing activities	1,806	2,031
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(3,869)	$10,570

Cash Used in Operating Activities

During the six months ended June 30, 2019, cash used in operating activities was $16.8 million, which consisted of a net loss of $19.5 million, adjusted by non-cash charges of $28.4 million and a net change of $25.7 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of a change in allowance for doubtful accounts and contractual allowance of $10.7 million and in stock based-based compensation of $11.7 million. The change in our net operating assets and liabilities was primarily due to an increase of $17.8 million in accounts receivable as a result of increased revenues.

During the six months ended June 30, 2018, cash used in operating activities was $19.6 million, which consisted of a net loss of $23.3 million, adjusted by non-cash charges of $14.6 million and a net change of $10.9 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of a change in stock based-based compensation of $7.3 million, in allowance for doubtful accounts and contractual allowance of $6.4 million. The change in our net operating assets and liabilities was primarily due to an increase of $11.2 million in accounts receivable as a result of increased revenues.

Cash Provided by Investing Activities

Cash provided by investing activities during the six months ended June 30, 2019 was $11.1 million, which consisted primarily of $60.6 million in cash received from the maturities of available for sale investments, partially offset by purchases of available for sale investments of $45.0 million, and $4.5 million of capital expenditures to purchase property and equipment.

Cash provided by investing activities during the six months ended June 30, 2018 was $28.2 million, which consisted primarily of $73.0 million in cash received from the maturities of available for sale investments, partially offset by purchases of available for sale investments of $42.6 million, and $2.3 million of capital expenditures to purchase property and equipment.

Cash Provided by Financing Activities

During the six months ended June 30, 2019, cash provided by financing activities was $1.8 million, primarily due to $3.6 million in tax withholding upon the vesting of RSUs, partially offset by $5.4 million in proceeds from the issuance of common stock.

During the six months ended June 30, 2018, cash provided in financing activities was $2.0 million, primarily due $5.1 million in proceeds from the issuance of common stock, partially offset by $1.5 million in tax withholding upon the vesting of RSUs and $1.5 million in debt repayment.

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

Under the Third Amended and Restated SVB Loan Agreement, we may borrow, repay, and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $25.0 million, which includes an $11.0 million standby letter of credit sublimit availability. In October 2018, a $6.9 million standby letter of credit was obtained in connection with a lease for our San Francisco headquarters. Any principal amount outstanding under the Third Amended and Restated SVB Loan Agreement revolving credit line shall bear interest at an amount that is the greater of (a) a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” or (b) 5.00%. We may borrow up to 75% of eligible accounts receivable, up to the maximum of $25.0 million. As of June 30, 2019 no amount was outstanding under the revolving credit line.

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

Recently Adopted Accounting Guidance

In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), which requires lessees to recognize lease liabilities and corresponding right-of-use assets on the consolidated balance sheet for all leases. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and, for operating leases, the lessee would recognize a straight-line lease expense. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The Company has no embedded leases with suppliers. Upon adoption of Topic 842 on January 1, 2019 using the modified retrospective method, the Company recognized right-of-use assets of $10.4 million and lease liabilities of $10.2 million. There was no cumulative-effect adjustment recorded on January 1, 2019. The Company adopted the following practical expedients allowed under Topic 842:

•

The package of three practical expedients, which allows entities to make an election that allows them not to reassess (1) whether existing or expired contracts contain embedded leases under Topic 842, (2) lease classification of existing or expiring leases, and (3) indirect costs for existing or expired leases;

•

Combining lease and non-lease components practical expedient, which allows lessees, as an accounting policy election by class of underlying asset, to choose not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component; and

•

Comparative reporting practical expedient, which allows entities to initially apply Topic 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

For further details, refer to Note 6. Commitments and Contingencies of the Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.

Interest Rate Sensitivity

We had cash, cash equivalents and investments of $59.4 million as of June 30, 2019, which consisted of bank deposits, money market funds, U.S. government securities, corporate notes, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

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

We had total outstanding debt of $34.9 million, which is net of debt discount and debt issuance costs, as of June 30, 2019. The Third Amended and Restated SVB Loan Agreement Note carries a variable interest rate based on the “Prime Rate” published by The Wall Street Journal. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Rate Sensitivity

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in British Pound Sterling. As of June 30, 2019, we do not consider this risk to be material. We do not utilize any forward foreign exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this quarterly report. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2019 due to the following material weaknesses, also described in Item 9A of the Company’s annual report on Form 10-K filed with the SEC on March 4, 2019, which continue to be unremediated as of June 30, 2019:

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

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the second quarter of fiscal 2019. There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the second quarter of fiscal 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

•Hired an Internal Audit Director that will be focused on the development, maintenance and monitoring of our overall control environment and system of internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes thereto, before making a decision to invest in our common stock. The realization of any of the following risks could materially and adversely affect our business, financial condition, operating results and prospects. In that event, the price of our common stock could decline, and you could lose part or all of your investment

Risks Related to Our Business

We have a history of net losses, which we expect to continue, and we may not be able to achieve or sustain profitability in the future.

We have incurred net losses since our inception in September 2006. For the three and six months ended June 30, 2019 and we had net losses of $11.5 million and $19.5 million, respectively, and for three and six months ended June 30, 2018 we had net losses of $12.2 million and $23.3 million, respectively, and expect to continue to incur additional losses. As of June 30, 2019, we had an accumulated deficit of $223.0 million. The losses and accumulated deficit were primarily due to the substantial investments we made to develop and improve our technology and products and improve our business and the Zio service through research and development efforts and infrastructure improvements. Over the next several years, we expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our Zio service, which includes Zio XT and Zio AT, and to develop additional arrhythmia detection and management products and services. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses or at all. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

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

Our quarterly and annual results of operations, including our revenue, profitability and cash flow, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly and annual results may decrease the value of our common stock. Factors that may cause fluctuations in our quarterly and annual results include, without limitation:

•	market awareness and acceptance of the Zio service;
•	our ability to get payors under contract at acceptable reimbursement rates;
•	the availability of reimbursement for the Zio service through government programs;
•	our ability to attract new customers and improve our business with existing customers;
•	results of our clinical trials and publication of studies by us, competitors or third parties;
•

the timing and success of new product introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

•	the amount and timing of costs and expenses related to the maintenance and expansion of our business and operations;
•	changes in our pricing policies or those of our competitors;
•	general economic, industry and market conditions;
•	the regulatory environment;
•	expenses associated with unforeseen product quality issues;
•	timing of physician prescriptions and demand for our Zio service;
•

seasonality factors, such as patient and physician vacation schedules, severe weather conditions and insurance deductibles, that hamper or otherwise restrict when a patient seeking diagnostic services such as the Zio service visits the prescribing physician;

•	the hiring, training and retention of key employees, including our ability to expand our sales team;
•	litigation or other claims against us for intellectual property infringement or otherwise;
•	our ability to obtain additional financing as necessary; and
•	advances and trends in new technologies and industry standards.

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

For the six months ended June 30, 2019, we received approximately 27% of our revenue from reimbursement for our Zio service by CMS. Under CMS guidelines for participation in the Medicare program CMS designates us as an independent diagnostic treatment facility (“IDTF”). CMS imposes extensive and detailed requirements on IDTFs, including but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities and how and where we provide our monitoring solutions. Our failure to comply with applicable CMS rules could result in a discontinuation of our reimbursement under the CMS payment programs, our being required to return funds already paid to us, civil monetary penalties, criminal penalties and/or exclusion from the CMS programs.

Changes in public health insurance coverage and CMS reimbursement rates for the Zio service could affect the adoption of the Zio service and our future revenue.

Government payors may change their coverage and reimbursement policies, as well as payment amounts, in a way that would prevent or limit reimbursement for our Zio service, which would significantly harm our business. Government and other third-party payors require us to report the service for which we are seeking reimbursement by using a Current Procedural Terminology, or CPT, code-set maintained by the American Medical Association (“AMA”). For Zio XT, we have secured temporary CPT codes (or Category III CPT codes) used for newly introduced technologies and specific to our category of diagnostic monitoring through 2022. The fees associated with these Category III CPT codes are also temporary and may be modified by CMS. Category III CPT codes may be renewed for another five years or converted to permanent codes (or Category I CPT codes) based on specific requirements, including national use data and published clinical evidence, as established by the AMA and CMS. The process to convert Category III CPT codes to Category I CPT codes is governed by the AMA and CMS. To ensure uninterrupted reimbursement it is incumbent upon us to successfully secure either Category I CPT codes from the AMA by 2023 or seek to renew the existing Category III CPT codes for another five years. Category I CPT codes are valued by CMS and remain mostly unchanged for five years after the values are initially determined. Category I CPT codes can have values and associated pricing that are higher, lower or equal to their associated Category III CPT codes. We can provide no assurance that any Category I CPT code secured for the reimbursement of our Zio service will contain values and pricing that are the same as or greater than the existing Category III CPT codes. In addition, to the extent CMS reduces its reimbursement rates for the Zio service, regardless of the Category of CPT code, third-party payors may reduce the rates at which they reimburse the Zio service, which could adversely affect our revenue.

Determinations of which products or services will be reimbursed under Medicare can be developed at the national level through a national coverage determination (“NCD”) by CMS, or at the local level through a local coverage determination, or an LCD, by one or more of the regional MACs, who are private contractors that process and pay claims on behalf of CMS for different regions. In the absence of an NCD, as is the case with Zio XT, the MAC with jurisdiction over a specific geographic region will have the discretion to make an LCD and determine the fee schedule and reimbursement rate associated with Category III CPT codes, and regional LCDs may not always be consistent among all MACs or regions within the United States. We have in the past been, and in the future may be, required to respond to potential changes in reimbursement rates for our products. Reductions in reimbursement rates, if enacted, could have a material adverse effect on our business. Further, a reduction in coverage by Medicare could cause some commercial third-party payers to implement similar reductions in their coverage or level of reimbursement of the Zio service. Given the evolving nature of the healthcare industry and on-going healthcare cost reforms, we are and will continue to be subject to changes in the level of Medicare coverage for our products, and unfavorable coverage determinations at the national or local level could adversely affect our business and results of operations.

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

We receive a substantial portion of our revenue from third-party private commercial payors, such as medical insurance companies. These commercial payors may reimburse our products, including the Zio service, at inadequate rates, suspend or discontinue reimbursement at any time or require or increase co-payments from patients. Any such actions could have a negative effect on our revenue and the revenue of providers prescribing our products. Physicians may not prescribe our products unless payors reimburse a substantial portion of the submitted costs, including the physician’s, hospital’s or clinic’s charges related to the application of certain products, including the Zio monitor and the interpretation of results which may inform a diagnosis. Additionally, certain payors may require that physicians prescribe another arrhythmia diagnostic monitoring option prior to prescribing the Zio service. There is significant uncertainty concerning third-party reimbursement of any new product or service until a contracted rate is established. Reimbursement by a commercial payor may depend on a number of factors including but not limited to a payor’s determination that the prescribed service is:

•	not experimental or investigational;
•	appropriate for the specific patient;
•	cost effective;
•	supported by peer-reviewed publications; and
•	accepted and used by physicians within their provider network.

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

A substantial portion of our revenue is derived from third-party commercial payors who have pricing contracts with us, which means that the payor has agreed to a defined reimbursement rate for our services. These contracts provide a high degree of certainty to us, physicians, clinics and hospitals with respect to the rate at which our services will be reimbursed. These contracts also impose a number of obligations regarding billing and other matters, and our noncompliance with a material term of such contracts may result in termination of the contract and loss of any associated revenue. We expect to continue to dedicate resources to maintaining compliance with these contracted payers, to ensure payers acknowledge and are aware of the clinical and economic value of our services and the interest on the part of physicians, clinics and hospitals who use our services and participate in their provider networks; however, we can provide no assurance that we will retain indefinitely any given contractual payer relationship. A loss of these pricing contracts can increase the uncertainty of reimbursement of claims from third-party payors.

A portion of our revenue is derived from third-party commercial payors without such contracts in place. Without a contracted rate, reimbursement claims for our products are often denied upon submission, and we or our billing partner, XIFIN, Inc. (“XIFIN”), must appeal the denial. The appeals process is time-consuming and expensive, and may not result in full or any payment. In cases where there is no contracted rate for reimbursement it may be more difficult for us to acquire new accounts with physicians, clinics and hospitals. In addition, in the absence of a contracted rate, there is typically a greater out-of-network, co-insurance or co-payment requirement which may result in payment delays or decreased likelihood of full collection. In some cases involving non-contracted insurance companies, we may not be able to collect any amount or only a portion of the invoiced amount for our services.

We expect to continue to dedicate resources to establishing pricing contracts with non-contracted insurance companies; however, we can provide no assurance that we will be successful in obtaining such pricing contracts or that such pricing contracts will contain reimbursement for our services at rates that are favorable to us. If we fail to establish these contracts, we will be able to recognize revenue only based on an estimated average collection rate per historical cash collections. In addition, XIFIN may need to expend significant resources obtaining reimbursement on a claim-by-claim basis and in adjudicating claims which are denied altogether or not reimbursed at acceptable rates. We currently pay XIFIN a percentage of the amounts it collects on our behalf and this percentage may increase in the future if it needs to expend more resources in adjudicating such claims. We sometimes informally engage physicians, hospitals and clinics to help establish contracts with third-party payors who insure their patients. We cannot provide any assurance that such physicians, hospitals and clinics will continue to help us establish contracts in the future. If we fail to establish contracts with more third-party payors it may adversely affect our ability to increase our revenue. In addition, a failure to enter into contracts could affect a physician’s willingness to prescribe our services because of the administrative work involved in interacting with patients to answer their questions and help them obtain reimbursement for our services. If physicians are unwilling to prescribe our services due to the lack of certainty and administrative work involved with patients covered by non-contracted insurance companies, or patients covered by non-contracted insurance companies are unwilling to risk that their insurance may charge additional out-of-pocket fees, our revenue could decline or fail to increase.

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

As demand for the Zio service increases, we may encounter production or service delays or shortfalls. Such production or service delays or shortfalls may be caused by many factors, including the following:

•	we intend to continue to expand our manufacturing capacity, and our production processes may have to change to accommodate this growth;
•

key components of the Zio monitors are provided by a single supplier or limited number of suppliers, and we do not maintain large inventory levels of these components; if we experience a shortage or quality issues in any of these components, we would need to identify and qualify new supply sources, which could increase our expenses and result in manufacturing delays;

•

global demand and supply factors concerning commodity components common to all electronic circuits, including Zio monitors, could result in shortages that manifest as extended lead times for circuit boards, which could limit our ability to sustain and/or grow our business;

•	we may experience a delay in completing validation and verification testing for new production processes and/or equipment at our manufacturing facilities;
•

we are subject to state, federal and international regulations, including the FDA’s Quality System Regulation (“QSR”) and the EU’s Medical Device Directive (“MDD”) for both the manufacture of the Zio monitor and the provision of the Zio service, noncompliance with which could cause an interruption in our manufacturing and services; and

•	to increase our manufacturing output significantly and scale our services, we will have to attract and retain qualified employees for our operations.

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

We rely on third-party vendors for components used in our Zio monitors. Our reliance on third-party vendors subjects us to a number of risks, including:

•	inability to obtain adequate supply in a timely manner or on commercially reasonable terms;
•	interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations;
•	production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications;
•	inability of the manufacturer or supplier to comply with the QSR and state regulatory authorities;
•	miscommunication of design specifications due to errors/omissions by either the vendor or our company, resulting delayed delivery of acceptable product;
•	delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s failure to consistently produce quality components;
•	price fluctuations due to a lack of long-term supply arrangements with our suppliers for key components;
•	inability to control the quality of products manufactured by third parties; and
•	delays in delivery by our suppliers due to changes in demand from us or their other customers.

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

Several factors make the billing and collection process uncertain, including:

•	differences between the submitted price for our Zio service and the reimbursement rates of payors;
•	compliance with complex federal and state regulations related to billing CMS;
•	differences in coverage among payors and the effect of patient co-payments, co-insurance and deductibles;
•	differences in information and billing requirements among payors; and
•	incorrect or missing patient history, indications or billing information.

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

In order to be a participating provider in the Medicare program, and to be reimbursed by CMS under the program, we established an independent diagnostic treatment facility (or “IDTF”). An IDTF is a “provider-type” designation under Medicare, defined by CMS as an entity(ies) independent of a hospital or physician’s office in which diagnostic tests are performed by licensed or certified nonphysician personnel under appropriate physician supervision. Our IDTFs are staffed by certified cardiographic technicians, who are overseen by a medical director who reviews the accuracy of the data we curate and from which we prepare reports. The existence of an IDTF allows us to bill a government payor for the Zio service through one or more MACs, such as Novitas Solutions, Noridian Healthcare Solutions and Palmetto GBA. MACs are companies that operate on behalf of the federal government to process Medicare claims for reimbursement and allow us to obtain reimbursement for our Zio service at CMS defined rates. Certification as an IDTF requires that we follow strict regulations governing how the center operates, such as requirements regarding the experience and certifications of the certified cardiographic technicians. In addition, many commercial payors require our IDTFs to maintain accreditation and certification with the Joint Commission of American Hospitals. To do so we must demonstrate a specified quality standard and are subject to routine inspection and audits. These rules and regulations vary from location to location and are subject to change. If they change, we may have to change the operating procedures at our IDTFs, which could increase our costs significantly. If we fail to obtain and maintain IDTF certification, our Zio service may no longer be reimbursed by CMS and some commercial payors, which would have a material adverse impact on our business.

In the second quarter of 2019, we recognized approximately four percent of our revenue from non-contracted third-party payors, and as a result, our quarterly operating results are difficult to predict.

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

The market for ambulatory cardiac monitoring products and services is evolving rapidly and becoming increasingly competitive. Our Zio service competes with a variety of products and services that provide alternatives for ambulatory cardiac monitoring, including Holter monitors and mobile cardiac telemetry monitors. Our industry is highly fragmented and characterized by a small number of large manufacturers and a large number of smaller regional service providers. These third parties compete with us in marketing to payors and prescribing physicians, recruiting and retaining qualified personnel, acquiring technology and developing products and services that compete with the Zio service. Our ability to compete effectively depends on our ability to distinguish our company and the Zio service from our competitors and their products, and includes such factors as:

•	safety and efficacy;
•	acute and long term outcomes;
•	ease of use;
•	price;
•	physician, hospital and clinic acceptance; and
•	third-party reimbursement.

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

As of June 30, 2019, we had $34.9 million outstanding under our credit facility consisting of our loan agreement with Silicon Valley Bank (“SVB”). We must make significant annual debt payments under the loan agreement which will divert resources from other activities. Our debt with SVB is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The covenants in the loan agreement, as well as in any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control and future breaches of any of these covenants could result in a default under the loan agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the loan agreement to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

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

Our business strategy includes international expansion. Doing business internationally involves a number of risks, including:

•

multiple, conflicting and changing laws and regulations such as tax laws, privacy laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•	obtaining and sustaining regulatory approvals where required for the sale of our products and services in various countries;
•	requirements to maintain data and the processing of that data on servers located within such countries;
•	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
•	logistics and regulations associated with shipping and returning our Zio monitors following use;
•	limits on our ability to penetrate international markets if we are required to process the Zio service locally;
•

financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the effect of local and regional financial pressures on demand and payment for our products and services and exposure to foreign currency exchange rate fluctuations;

•	natural disasters, political and economic instability, including wars, terrorism, political unrest, outbreak of disease, boycotts, curtailment of trade and other market restrictions;
•

regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the United States Foreign Corrupt Practices Act of 1977 (“FCPA”), U.K. Bribery Act of 2010 and comparable laws and regulations in other countries; and

•

compliance risks associated with General Data Protection Regulation (“GDPR”) enacted to protect the privacy of all individuals in the European Union and addresses export of the data outside of the European Union.

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

We may in the future seek to acquire or invest in businesses, applications or technologies that we believe could complement or expand our ambulatory cardiac monitoring solutions portfolio, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain the expected benefits of any acquisition or investment. In addition, any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:

•	disruption in our relationships with existing strategic partners or suppliers as a result of such a transaction;
•	unanticipated liabilities related to acquired companies;
•	difficulties integrating acquired personnel, technologies and operations into our existing business;
•	retention of key employees;
•	diversion of management time and focus from operating our business to management of strategic alliances or joint ventures or acquisition integration challenges;
•	increases in our expenses and reductions in our cash available for operations and other uses; and
•	possible write-offs or impairment charges relating to acquired businesses.

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

The medical device industry has been characterized by extensive litigation regarding patents, trademarks, trade secrets, and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. It is possible that U.S. and foreign patents and pending patent applications or trademarks controlled by third parties, especially those held by our competitors, may be alleged to cover our products or services, or that we may be accused of misappropriating third parties’ trade secrets. Additionally, our products include hardware and software components that we purchase from vendors, and may include design components that are outside of our direct control. Our competitors, many of which have substantially greater resources and have made substantial investments in patent portfolios, trade secrets, trademarks, and competing technologies, may have applied for or obtained, or may in the future apply for or obtain, patents or trademarks that will prevent, limit or otherwise interfere with our ability to make, use, sell and/or export our products and services or to use product names. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents or otherwise obtained rights to and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that our products and business operations infringe or violate the intellectual property rights of others. The defense of these matters can be time-consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand, and cause us to incur significant expenses or make substantial payments to satisfy judgments or settle claims. Vendors from which we purchase hardware or software may not indemnify or defend us in the event that such hardware or software is accused of infringing a third-party’s patent or trademark or of misappropriating a third-party’s trade secrets.

Further, if such patents, trademarks, or trade secrets are successfully asserted against us, this may harm our business and result in injunctions preventing us from selling our products, license fees, damages and the payment of attorney’s fees and court costs. In addition, if we are found to have willfully infringed third-party patents or trademarks or to have misappropriated trade secrets, we could be required to pay treble damages in addition to other penalties. Although patent, trademark, trade secret, and other intellectual property disputes in the medical device and services area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. If we do not obtain necessary licenses, we may not be able to redesign our Zio monitors or our Zio service to avoid infringement and our product development efforts may be negatively affected as a result.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements with employees and third parties to protect our intellectual property rights. As of June 30, 2019, we owned, or retained exclusive license to, thirteen issued U.S. patents, the earliest of which will expire in 2028. As of June 30, 2019, we also owned, or retained an exclusive license to, six issued patents from the Japanese Patent Office, two issued patents from each of the Australian, Canadian and European Patent Offices, and one issued patent from the Korean Patent Office. The earliest expiration date of these international patents is 2027. As of June 30, 2019, we had twenty-one pending patent applications globally, including six in the United States, five in the European Patent Office, three in Japan, two in each of Korea and Canada, and one in each of Australia, China and India. Our patents and patent applications are directed to covering key aspects of the design, manufacture and use of the Zio monitor and the Zio service.

We rely, in part, on our ability to obtain and maintain patent protection for our proprietary products and processes. The process of applying for and obtaining a patent is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions where protection may be commercially advantageous, or we may not be able to protect our proprietary rights at all. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. In addition, the issuance of a patent does not ensure that it is valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Issued international patents may carry a requirement to “work” a patent in the applicable geography; failure to do so could lead to loss of the patent or the requirement to accept licensing terms, both of which would be favorable to our competitors. Furthermore, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own products and practicing our own technology. Alternatively, third parties may seek approval to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or agency with jurisdiction may find our patents invalid or unenforceable; competitors may then be able to market products and use manufacturing and analytical processes that are substantially similar to ours. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. Litigation is time-consuming and expensive and would divert Company resources.

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

Further, it is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions. If we fail to obtain or maintain trade secret protection, or if our competitors obtain our trade secrets or independently develop technology similar to ours or competing technologies, our competitive market position could be materially and adversely affected. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets, and agreement terms that address non-competition are difficult to enforce in many jurisdictions, and might not be enforceable in certain cases.

If our trademarks and tradenames are not adequately protected, then we may not be able to build name recognition in our markets and our business may be adversely affected.

We rely on trademarks, service marks, trade names and brand names, such as our registered trademark “ZIO,” to distinguish our products from the products of our competitors, and have registered or applied to register these trademarks. We cannot assure you that our trademark applications will be approved. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and in proceedings before comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks. Additionally, we do not own any registered trademarks for the mark “IRHYTHM” and we are aware of at least one third party that has registered the “IRHYTHM” mark in the European Union in connection with computer software for controlling and managing patient medical information, heart rate monitors, and heart rate monitors to be worn during moderate exercise, among other uses. We and the third party are involved in adversary proceedings before the Trademark Office in the European Union, and those proceedings could impact our ability to register the “IRHYTHM” mark in those jurisdictions.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our existing and future products.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In 2011, the Leahy-Smith America Invents Act (“Leahy-Smith Act”) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also may affect patent litigation. These also include provisions that switched the United States from a “first-to-invent” system to a “first-to-file” system, allow third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent by the USPTO, administered post grant proceedings. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. Under the new post grant provisions of the Leahy-Smith Act, the USPTO introduced procedures that provide additional administrative pathways for third parties to challenge issued patents. Inter partes review (“IPR”) is one of these procedures. The number of IPR challenges filed is increasing, and in many cases, the USPTO is canceling or significantly narrowing issued patent claims. Accordingly, even if a patent is granted by the USPTO, there is risk that it may not withstand an IPR challenge. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The products and services we offer are highly regulated, and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. Our arrangements with physicians, hospitals and clinics may expose us to broadly applicable fraud and abuse and other laws and regulations that may restrict the financial arrangements and relationships through which we market, sell and distribute our products and services. Our employees, consultants, and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements. Federal and state healthcare laws and regulations that may affect our ability to conduct business, include, without limitation:

•	federal and state laws and regulations regarding billing and claims payment applicable to our Zio service and regulatory agencies enforcing those laws and regulations;
•

the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the CMS programs;

•

the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•	the FCPA, the U.K. Bribery Act of 2010, and other local anti-corruption laws that apply to our international activities;
•

the federal Physician Payment Sunshine Act, or Open Payments, created under the Affordable Care Act, and its implementing regulations, which requires manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services, information related to payments or other transfers of value made to licensed physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information; HIPAA also created criminal liability for knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	the GDPR, which replaces the 1995 Data Protection Directive known as Directive 95/46/EC;
•	the federal physician self-referral prohibition, commonly known as the Stark Law; and
•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The Zio monitors and Zio service are subject to extensive regulation by the FDA in the United States and by our Notified Body in the European Union. Government regulations specific to medical devices are wide ranging and govern, among other things:

•	product design, development, manufacture, and release;
•	laboratory, preclinical and clinical testing, labeling, packaging, storage and distribution;
•	premarketing clearance or approval;
•	service operations
•	record keeping;
•	product marketing, promotion and advertising, sales and distribution; and
•	post-marketing surveillance, including reporting of deaths or serious injuries and recalls and correction and removals.

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

If we assess a potential quality issue or complaint as not requiring either field action or notification, respectively, regulators may review documentation of that decision during a subsequent audit. If regulators disagree with our decision, or take issue with either our investigation process or the resulting documentation, regulatory agencies may impose sanctions and we may be subject to regulatory enforcement actions, including warning letters, all of which could harm our business.

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

The FDA and state and international authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action any such agency, which may include any of the following sanctions:

•	adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;
•	repair, replacement, refunds, recall or seizure of our products;
•	operating restrictions, partial suspension or total shutdown of production;
•	denial of our requests for regulatory clearance or premarket approval of new products or services, new intended uses or modifications to existing products or services;
•	withdrawal of regulatory clearance or premarket approvals that have already been granted;
•	criminal prosecution.

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

We are also registered with the EU as a medical device developer, manufacturer and service operator through the National Standard Authority of Ireland (“NSAI”) our European Notified Body. Most recently, the NSAI completed an ISO 13485 surveillance audit of our design, manufacturing and service operations in June 2019 and we believe that we are in compliance, in all material respects, with the MDD.

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

The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may harm:

•	our ability to set a price that we believe is fair for our Zio service;
•	our ability to generate revenue and achieve or maintain profitability; and
•	the availability of capital.

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

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

We are responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed below in Item 9A of our Form 10-K filed with the SEC on March 4, 2019, we identified material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, we concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework (2013).

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

The market price of our common stock may fluctuate substantially in response to, among other things, the risk factors described in this Quarterly Report on Form 10-Q and other factors, many of which are beyond our control, including:

•	changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;
•	quarterly variations in our or our competitors’ results of operations;
•	periodic fluctuations in our revenue, due in part to the way in which we recognize revenue;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;
•	changes in reimbursement by current or potential payors;
•	changes in operating performance and stock market valuations of other technology companies generally, or those in the medical device industry in particular;
•	actual or anticipated changes in regulatory oversight of our products;
•	the results of our clinical trials;
•	the loss of key personnel, including changes in our board of directors and management;
•	legislation or regulation of our market;
•	lawsuits threatened or filed against us;
•	the announcement of new products or product enhancements by us or our competitors;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	announcements related to patents issued to us or our competitors and to litigation; and
•	developments in our industry.

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

Our amended and restated certificate of incorporation and bylaws contain provisions that might enable our management to resist a takeover. These provisions include:

•	a classified board of directors;
•	advance notice requirements applicable to stockholders for matters to be brought before a meeting of stockholders and requirements as to the form and content of a stockholders’ notice;
•	a supermajority stockholder vote requirement for amending certain provisions of our amended and restated certificate of incorporation and bylaws;
•	the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer;
•	allowing stockholders to remove directors only for cause;
•	a requirement that the authorized number of directors may be changed only by resolution of the board of directors;
•

allowing all vacancies, including newly created directorships, to be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, except as otherwise required by law;

•	a requirement that our stockholders may only take action at annual or special meetings of our stockholders and not by written consent;
•	limiting the forum to Delaware for certain litigation against us; and
•

limiting the persons that can call special meetings of our stockholders to our board of directors, the chairperson of our board of directors, the chief executive officer or the president (in the absence of a chief executive officer).

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of, and incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

iRhythm Technologies, Inc.

Date: August 5, 2019	By:	/s/ Kevin M. King
Kevin M. King
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2019	By:	/s/ Matthew C. Garrett
Matthew C. Garrett
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)