Form 10-Q
period 2019-09-30
iRhythm Technologies, Inc.
filed 2019-12-23
CIK 1388658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-37918
_______________________________________________________________________
iRhythm Technologies, Inc.
(Exact Name of Registrant as Specified in its Charter)
_______________________________________________________________________

Delaware		20-8149544
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

699 8th Street Suite 600
San Francisco,	California	94103
(Address of Principal Executive Offices)		(Zip Code)
(415) 632-5700
(Registrant’s Telephone Number, Including Area Code)
_______________________________________________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of December 13, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 26,624,448.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $.0001 Per Share	IRTC	The Nasdaq Stock Market

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
IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$34,634	$20,023
Short-term investments	118,091	58,320
Accounts receivable, net	25,003	19,790
Inventory	3,499	2,062
Prepaid expenses and other current assets	3,653	4,100
Total current assets	184,880	104,295
Long-term investments	9,026	—
Property and equipment, net	17,803	9,158
Operating lease right-of-use assets	91,935	—
Goodwill	862	862
Other assets	5,574	3,208
Total assets	$310,080	$117,523
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,187	$2,284
Accrued liabilities	32,227	26,688
Deferred revenue	889	1,223
Accrued interest	128	139
Operating lease liabilities, current portion	8,036	—
Total current liabilities	45,467	30,334
Debt	34,929	34,899
Deferred rent, noncurrent portion	—	153
Operating lease liabilities, noncurrent portion	87,099	—
Total liabilities	167,495	65,386
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000,000 shares authorized at September 30, 2019 and December 31, 2018; and none issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value – 100,000,000 shares authorized at September 30, 2019 and December 31, 2018; 26,525,201 and 24,368,073 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	25	23
Additional paid-in capital	385,614	257,955
Accumulated other comprehensive income (loss)	39	(16)
Accumulated deficit	(243,093)	(205,825)
Total stockholders’ equity	142,585	52,137
Total liabilities and stockholders’ equity	$310,080	$117,523
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue, net	$54,673	$38,441	$155,448	$105,495
Cost of revenue	13,785	9,953	38,570	27,989
Gross profit	40,888	28,488	116,878	77,506
Operating expenses:
Research and development	13,499	5,086	28,031	13,776
Selling, general and administrative	45,649	32,623	125,876	96,330
Total operating expenses	59,148	37,709	153,907	110,106
Loss from operations	(18,260)	(9,221)	(37,029)	(32,600)
Interest expense	(409)	(861)	(1,258)	(2,580)
Other income, net	396	355	1,066	1,072
Loss before income taxes	(18,273)	(9,727)	(37,221)	(34,108)
Income tax provision	20	—	47	—
Net loss	$(18,293)	$(9,727)	$(37,268)	$(34,108)
Net loss per common share, basic and diluted	$(0.72)	$(0.40)	$(1.50)	$(1.44)
Weighted-average shares, basic and diluted	25,247,831	24,059,010	24,818,482	23,764,153
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(18,293)	$(9,727)	$(37,268)	$(34,108)
Other comprehensive loss:
Net change in unrealized losses on available-for-sale securities	(21)	19	55	46
Comprehensive loss	$(18,314)	$(9,708)	$(37,213)	$(34,062)
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(37,268)	$(34,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,257	1,673
Stock-based compensation	19,064	11,534
Amortization of debt discount and issuance costs	33	118
Accretion of discounts on investments, net of premium amortization	(616)	(633)
Loss on disposal of assets	—	71
Provision for doubtful accounts and contractual allowances	17,581	9,592
Amortization of operating lease right-of-use assets	7,452	—
Changes in operating assets and liabilities:
Accounts receivable	(22,795)	(15,078)
Inventory	(1,436)	(637)
Prepaid expenses and other current assets	(12)	(231)
Other assets	(2,366)	319
Accounts payable	(119)	(524)
Accrued liabilities	5,635	3,210
Deferred rent	—	53
Deferred revenue	(334)	(79)
Operating lease liabilities	(4,079)	—
Net cash used in operating activities	(17,003)	(24,720)
Cash flows from investing activities
Purchases of property and equipment	(8,640)	(3,687)
Purchases of available-for-sale investments	(146,026)	(74,070)
Maturities of available-for-sale investments	77,900	107,605
Net cash (used in) provided by investing activities	(76,766)	29,848
Cash flows from financing activities
Issuance of common stock in public offering, net	107,082	—
Repayment of debt	—	(1,500)
Proceeds from issuance of common stock, net	6,409	6,684
Tax withholding upon vesting of restricted stock awards	(5,111)	(1,638)
Net cash provided by financing activities	108,380	3,546
Net increase in cash and cash equivalents	14,611	8,674
Cash and cash equivalents beginning of period	20,023	8,671
Cash and cash equivalents end of period	$34,634	$17,345
Supplemental disclosures of cash flow information
Interest paid	$1,246	$2,552
Non-cash investing and financing activities
Property and equipment costs included in accounts payable and accrued liabilities	$2,259	$86
Stock offering costs included in accounts payable and accrued liabilities	$217	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$89,170	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2017	23,377,315	$23	$236,184	$(156,801)	$(65)	$79,341
Accounting Standards Codification 606 cumulative effect adjustment upon adoption	—	—	—	1,354	—	1,354
Issuance of common stock in connection with employee equity incentive plans, net	214,644	—	877	—	—	877
Tax withholding upon vesting of restricted stock awards	—	—	(1,271)	—	—	(1,271)
Stock-based compensation expense	—	—	3,247	—	—	3,247
Net loss	—	—	—	(11,077)	—	(11,077)
Net change in unrealized loss on investments	—	—	—	—	(20)	(20)
Balances at March 31, 2018	23,591,959	23	239,037	(166,524)	(85)	72,451
Issuance of common stock in connection with employee equity incentive plans, net	333,538	—	4,193	—	—	4,193
Tax withholding upon vesting of restricted stock awards	—	—	(267)	—	—	(267)
Stock-based compensation expense	—	—	4,076	—	—	4,076
Net loss	—	—	—	(13,304)	—	(13,304)
Net change in unrealized gain on investments	—	—	—	—	47	47
Balances at June 30, 2018	23,925,497	23	247,039	(179,828)	(38)	67,196
Issuance of common stock in connection with employee equity incentive plans, net	223,317	—	1,614	—	—	1,614
Tax withholding upon vesting of restricted stock awards	—	—	(99)	—	—	(99)
Stock-based compensation expense	—	—	4,211	—	—	4,211
Net loss	—	—	—	(9,727)	—	(9,727)
Net change in unrealized gain on investments	—	—	—	—	19	19
Balances at September 30, 2018	24,148,814	$23	$252,765	$(189,555)	$(19)	$63,214

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances at December 31, 2018	24,368,073	$23	$257,955	$(205,825)	$(16)	$52,137
Issuance of common stock in connection with employee equity incentive plans, net	260,570	1	2,120	—	—	2,121
Tax withholding upon vesting of restricted stock awards	—	—	(3,259)	—	—	(3,259)
Stock-based compensation expense	—	—	4,856	—	—	4,856
Net loss	—	—	—	(8,250)	—	(8,250)
Net change in unrealized gain on investments	—		—	—	43	43
Balances at March 31, 2019	24,628,643	24	261,672	(214,075)	27	47,648
Issuance of common stock in connection with employee equity incentive plans, net	207,528	(1)	3,288	—	—	3,287
Tax withholding upon vesting of restricted stock awards	—	—	(298)	—	—	(298)
Stock-based compensation expense	—	—	6,807	—	—	6,807
Net loss	—	—	—	(10,725)	—	(10,725)
Net change in unrealized gain on investments	—	—	—	—	33	33
Balances at June 30, 2019	24,836,171	23	271,469	(224,800)	60	46,752
Issuance of common stock in connection with employee equity incentive plans, net	110,838	—	1,001	—	—	1,001
Warrants Exercised	2,850	—	—	—	—	—
Issuance of common stock in connection with follow-on public offering, net of discounts and issuance costs	1,575,342	2	107,297	—	—	107,299
Tax withholding upon vesting of restricted stock awards	—	—	(1,554)	—	—	(1,554)
Stock-based compensation expense	—	—	7,401	—	—	7,401
Net loss	—	—	—	(18,293)	—	(18,293)
Net change in unrealized loss on investments	—	—	—	—	(21)	(21)
Balances at September 30, 2019	26,525,201	$25	$385,614	$(243,093)	$39	$142,585

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements

1. Organization and Description of Business
iRhythm Technologies, Inc. (the “Company”) was incorporated in the state of Delaware in September 2006. The Company is a digital healthcare company redefining the way cardiac arrhythmias are clinically diagnosed by combining wearable biosensing technology with cloud-based data analytics and deep-learning capabilities. The Company began commercial operations in the United States in 2009 following clearance by the U.S. Food and Drug Administration.

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
On September 10, 2019, the Company issued and sold an aggregate of 1,575,342 shares (the "Shares") of common stock, in a public offering at a price of $73.00 per share. The Shares included the full exercise of the underwriters’ option to purchase an additional 205,479 shares of common stock. Total proceeds received from the offering were $107.3 million, net of discounts and issuance costs.
Revision of Prior Period Financial Statements
In preparing the condensed consolidated financial statements as of and for the three and nine months periods ended September 30, 2019, the Company identified errors in its historical accounting for revenues, contractual allowances, allowance for doubtful accounts and certain other items. The identified errors impacted the Company's 2017 annual financial statements, 2018 quarterly and annual financial statements and its 2019 quarterly financial statements. In accordance with SEC Staff Accounting Bulletin No. 99, "Materiality," and SEC Staff Accounting Bulletin No. 108,"Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;" the Company evaluated the errors and has determined that the related impacts were not material to any prior annual or interim period, but that correcting the cumulative impact of such errors would be significant to our results of operations for the three and nine months ended September 30, 2019. Accordingly, the Company has determined that it will revise its previously issued financial statements to correct for such errors. In connection with correcting for these newly identified errors, we have also corrected other immaterial errors which were previously accounted for as out-of-period adjustments in the period of identification. A summary of the revisions to certain previously reported financial information is included in Note 13. Revision of Prior Period Financial Statements. The accompanying notes to these consolidated financial statements have also been adjusted to incorporate the revised amounts, where applicable.
In addition, in connection with the Company’s Form 10-Q for the three and six months ended June 30, 2019, the Company omitted the rollforward of stockholders’ equity for the three months ended June 30, 2019 and June 30, 2018. The accompanying statements of stockholders’ equity present the rollforward of stockholders’ equity for each of the quarters within the nine months ended September 30, 2019 and 2018 and also incorporates the revised amounts discussed above where applicable.
The Company will effect the revision of its annual consolidated financial statements as of and for the year ended December 31, 2018 and for the year ended December 31, 2017 in connection with the prospective issuance of its 2019 Annual Report on Form 10-K and will effect the revision of its unaudited interim financial statements as of and for the three months ended March 31, 2019 and as of and for the three and six-months ended June 30, 2019 in connection with its prospective issuance of its 2020 Form 10-Qs.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2018, and related disclosures, have been derived from the audited consolidated financial statements at that date but does not include all

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to current period presentation. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for any other interim period or for any other future year.
The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2018, included in the Company’s annual report on Form 10-K, filed with the SEC on March 4, 2019.

Accounts Receivable, Allowance for Doubtful Accounts and Contractual Allowance

Accounts receivable includes amounts due to the Company from healthcare institutions, third-party payors, and government payors and their related patients, as a result of the Company's normal business activities. Accounts receivable is reported on the condensed consolidated balance sheets net of an estimated allowance for doubtful accounts and a contractual allowance.

The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on its historical experience and recognizes the provision as a component of selling, general and administrative expenses. The Company records a provision for contractual allowances based on the estimated differences between contracted amounts and expected collection rates. Such provisions are based on the Company's historical experience and are reported as a reduction of revenue.
The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Balance, beginning of period	$7,296	$4,486
Add: provision for doubtful accounts	6,473	7,353
Less: write-offs, net of recoveries and other adjustments	(6,439)	(4,543)
Balance, end of period	$7,330	$7,296

The following table presents the changes in the contractual allowance (in thousands):

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Balance, beginning of period	$9,205	$6,345
Add: provision for contractual allowances	11,108	9,095
Less: realized contractual adjustments	(7,162)	(6,235)
Balance, end of period	$13,151	$9,205

Concentrations of Risk
Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. Cash balances are deposited in financial institutions which, at times may be in excess of federally insured limits. Cash equivalents are invested in highly rated money market funds. The Company invests in a variety of financial instruments, such as, but not limited to, United States Government securities, corporate notes, commercial paper and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material losses on its deposits of cash and cash equivalents or investments.
Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base. The Company does not require collateral. The Company records an allowance for

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

doubtful accounts when it becomes probable that a receivable will not be collected. Federal government agencies, including Centers for Medicare and Medicaid Services (“CMS”) and the military, accounted for approximately 36% and 33% of the Company’s revenue for the three and nine months ended September 30, 2019, respectively and 38% and 37%, of the Company’s revenue for the three and nine months ended September 30, 2018. Accounts receivable related to federal government agencies accounted for 21% and 17% at September 30, 2019 and December 31, 2018, respectively.
Revenue Recognition
The Company’s revenue is generated primarily from the provision of its cardiac rhythm monitoring service, the Zio XT service. The Zio XT is a cardiac rhythm monitoring service that has a patient wear period of up to 14 days and is billable when the monitoring reports are delivered to the healthcare provider, which is also when the service is complete and the Company recognizes revenue. The time from when the patient has the Zio XT device applied to the time the report is posted is generally around 20 days. The Company concludes that the Zio XT service is one performance obligation on the basis that the customer cannot benefit from each component of the service on its own or together with other resources that are readily available to the customer

The Company recognizes as revenue the amount of consideration to which it expects to be entitled in exchange for performing the service. The consideration the Company is entitled to varies by portfolio, as further defined below, and includes estimates that require significant judgment by management. A unique aspect of healthcare is the involvement of multiple parties to the service transaction. In addition to the patient, often a third-party, for example a commercial or governmental payor or healthcare institution, will pay the Company for some or all of the service on the patient’s behalf. Separate contractual arrangements exist between the Company and third-party payors that establish amounts the third-party payor will pay on behalf of a patient for covered services rendered.
A small part of the Company’s transactions are covered by third-party payors with whom there is no contractual agreement or not an established amount the third-party payor will pay. In determining the collectibility and transaction price for its service, the Company considers factors such as insurance claims which are adjudicated as allowable under the applicable policy and payment history from both payors and patient out-of-pocket costs, payor coverage, whether there is a contract between the payor or healthcare institution and the Company, historical amount received for the service, and any current developments or changes that could impact reimbursement and healthcare institution payments. Certain of these factors are forms of variable consideration which are only included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
A summary of the payment arrangements with third-party payors and healthcare institutions is as follows:

•	Contracted third-party payors – The Company has contracts with negotiated prices for services provided for patients with commercial healthcare insurance carriers.

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

The Company is utilizing the portfolio approach practical expedient under ASC 606 for revenue recognition whereby services provided under each of the above payor types form a separate portfolio. The Company accounts for the contracts within each portfolio as a collective group, rather than individual contracts. Based on history with these portfolios and the similar nature and characteristics of the patients within each portfolio, the Company has concluded that the financial statement effects are not materially different than if accounting for revenue on a contract-by-contract basis.
For contracted and CMS portfolios, the transaction price is determined based on negotiated rates, and the Company has historical experience collecting substantially all of these contracted rates. These contracts also impose a number of obligations regarding billing and other matters, and our noncompliance with a material term of such contracts may result in a denial of the

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

claim. The Company accounts for denied claims as a form of variable consideration that is included as a reduction to the transaction price recognized as revenue. The Company estimates the denied claims based on historical information. The Company monitors the estimated denied claims against the latest available information, and subsequent changes to the estimated denied claims are recorded as an adjustment to revenue in the periods during which such changes occur. Historical cash collection indicates that it is probable that substantially all of the transaction price, less the estimate of denied claims, will be received. Contracted payors may require that we bill patient co-payments and deductibles and from time to time we may not be able to collect such amounts due to credit risk. The Company provides for estimates of uncollectible patient accounts receivable, based upon historical experience, at the time revenue is recognized, with such provisions presented as bad debt expense within the selling, general and administrative line item of the condensed consolidated statement of operations. Adjustments to these estimates for actual experience are also recorded as an adjustment to bad debt expense.
For non-contracted portfolios, the Company is providing an implicit price concession due to the lack of a contracted rate with the underlying payor, the result of which requires the Company to estimate the transaction price based on historical cash collections utilizing the expected value method. All subsequent adjustments to the transaction price are recorded as an adjustment to revenue.
For healthcare institutions, the transaction price is determined based on negotiated rates, and the Company has historical experience collecting substantially all of these contracted rates. Historical cash collection indicates that it is probable that substantially all of the transaction price will be received. As such, the Company is not providing an implicit price concession but, rather, has chosen to accept the risk of default, and any subsequent uncollected amounts are recorded as bad debt expense.
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Disaggregated revenue by payor type and major service line for three and nine months ended September 30, 2019 and September 30, 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contracted third-party payors	$25,961	$14,887	$72,040	$38,270
Non-contracted third-party payors	2,686	3,126	9,016	10,302
Centers for Medicare & Medicaid	15,379	10,952	42,573	29,317
Healthcare Institutions	10,647	9,476	31,819	27,606
Total	$54,673	$38,441	$155,448	$105,495

Contract Liabilities
ASC 606 requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).
Certain of the Company’s customers pay the Company directly for the Zio XT service upon shipment of devices. Such advance payments are contract liabilities and are recorded as deferred revenue on the Condensed Consolidated Balance Sheets and revenue is recognized when reports are delivered to the healthcare provider. The total revenue recognized during the nine months ended September 30, 2019 and September 30, 2018 that was included in the contract liability balance at the beginning of 2019 and 2018, respectively, was $1.2 million.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Leases
Identifying a lease
The Company determines whether a contract contains a lease at the inception of a contract. If the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration, the Company considers the contract to contain a lease. The Company determines whether a contract conveys the right to control the use of an identified asset for a period of time if the contract contains both of the following terms:

•	The right to obtain substantially all of the economic benefits from use of the identified asset; and

•	The right to direct the use of the identified asset.
Discount rate for leases
On January 1, 2019, the rate implicit in the Company’s leases was not readily determinable. As such, the Company used its incremental borrowing rate to calculate its right-of-use assets and lease liabilities upon the adoption of ASC 842. The Company determined the appropriate incremental borrowing rate by utilizing the interest rate obtained in connection with the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“Third Amended and Restated SVB Loan Agreement”) which was finalized on October 23, 2018.
On October 4, 2018, the Company entered into an office lease (“San Francisco Lease”) to rent approximately 117,560 rentable square feet in San Francisco, California, which became the Company’s new headquarters in October 2019. The San Francisco Lease commenced on May 13, 2019 and the Company determined that the interest rate associated with the Third Amended and Restated SVB Loan Agreement could not be utilized as the incremental borrowing rate associated with the San Francisco Lease due to the term of the lease, as well as annual rental payments. The Company determined the appropriate incremental borrowing rate by using a synthetic credit rating which was estimated based on an analysis of outstanding debt of companies with similar credit and financial profiles.
Lease term
The lease term is generally the minimum noncancelable period of each lease. The Company does not include option periods in determining the right-of-use asset and operating lease liability at inception unless it is reasonably certain that the Company will exercise the option at inception or when a triggering event occurs. As of September 30, 2019, no renewal options were included in the determination of lease terms.
Lease Modification
The San Francisco Lease is in the same building with the same landlord as the lease for the Company’s prior headquarters in San Francisco (“existing lease”). Upon the commencement of the San Francisco Lease, the existing lease which had an original expiration date of February 2020, was modified to expire in September 2019.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Recently Adopted Accounting Guidance
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-2, Leases (“Topic 842”), which requires lessees to recognize lease liabilities and corresponding right-of-use assets on the consolidated balance sheet for all leases. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and, for operating leases, the lessee would recognize a straight-line lease expense. As of September 30, 2019, the Company does not have any finance leases. Topic 842 also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The Company has no embedded leases with suppliers. Upon adoption of Topic 842 on January 1, 2019 using the modified retrospective method, the Company recognized right-of-use assets of $10.2 million and lease liabilities of $10.0 million. There was no cumulative-effect adjustment recorded on January 1, 2019. The Company adopted the following practical expedients allowed under Topic 842:

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

For further details, refer to Note 6. Commitments and Contingencies.
Recent Accounting Standards or Updates Not Yet Effective

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU No. 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The Company will adopt this standard in the first quarter of fiscal 2020 and is evaluating the impact of adopting this amendment to its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which amended its guidance for costs of implementing a cloud computing service arrangement to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This new standard becomes effective for the Company in the first quarter of fiscal year 2020, with early adoption permitted. This new standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the impact of adopting this amendment to its consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

3. Cash Equivalents and Investments
The fair value of cash equivalents and available-for-sale investments at September 30, 2019 and December 31, 2018, were as follows (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Money market funds	$24,034	$—	$—	$24,034
U.S. government securities	85,435	34	—	85,469
Corporate notes	15,017	6	(1)	15,022
Commercial paper	34,592	—	—	34,592
Total cash equivalents and available-for-sale investments	$159,078	$40	$(1)	$159,117
Classified as:
Cash equivalents				$32,000
Short-term investments				118,091
Long-term investments				9,026
Total cash equivalents and available-for-sale investments				$159,117
	December 31, 2018
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Money market funds	$10,606	$—	$—	$10,606
U.S. government securities	9,976	—	(1)	9,975
Corporate notes	16,514	3	(18)	16,499
Commercial paper	36,331	—	—	36,331
Total cash equivalents and available-for-sale investments	$73,427	$3	$(19)	$73,411
Classified as:
Cash equivalents				$15,091
Short-term investments				58,320
Total cash equivalents and available-for-sale investments				$73,411

The following table summarizes the fair value of the Company’s cash equivalents, short-term and long-term marketable securities classified by maturity (in thousands):

	September 30, 2019	December 31, 2018
Due within one year	$150,091	$73,411
Due after one year through three years	9,026	—
Total cash equivalents and available-for-sale investments	$159,117	$73,411

The following tables present the Company's available-for-sale securities that were in an unrealized position as of December 31, 2018 (in thousands):

	December 31, 2018
	Less than 12 months		12 Months or Greater		Total
Assets	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government securities	$5,977	$(1)	$—	$—	$5,977	$(1)
Corporate notes	11,521	(10)	2,993	(8)	14,514	(18)
Total	$17,498	$(11)	$2,993	$(8)	$20,491	$(19)

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Unrealized losses as of September 30, 2019 were not material. Available-for-sale securities held as of September 30, 2019 had a weighted average maturity of 161 days. At September 30, 2019, one investment was in an unrealized loss position and no investments have been in an unrealized loss position for more than one year.
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
The fair value of the Company’s outstanding interest-bearing obligations is estimated using the net present value of the future payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at September 30, 2019 are $34.9 million and $35.2 million, respectively. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at December 31, 2018 were $34.9 million and $34.9 million, respectively.
The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$24,034	$—	$—	$24,034
U.S. government securities	—	85,469	—	85,469
Corporate notes	—	15,022	—	15,022
Commercial paper	—	34,592	—	34,592
Total	$24,034	$135,083	$—	$159,117

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$10,606	$—	$—	$10,606
U.S. government securities	—	9,975	—	9,975
Corporate notes	—	16,499	—	16,499
Commercial paper	—	36,331	—	36,331
Total	$10,606	$62,805	$—	$73,411

5. Balance Sheet Components
Inventory and Other Assets
Inventory consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$1,341	$676
Finished goods	2,158	1,386
Total	$3,499	$2,062

The Company uses Printed Circuit Board Assemblies (“PCBAs”), in each wearable Zio XT monitor which is used numerous times and has a useful life beyond one year. Each time the PCBA is used in a wearable Zio XT monitor, a portion of the cost of the PCBA is recorded as a cost of revenue. PCBAs which are recorded as other assets, were $4.9 million and $2.5 million as of September 30, 2019, and December 31, 2018, respectively.

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Laboratory and manufacturing equipment	$4,050	$2,750
Computer equipment and software	1,062	1,062
Furniture and fixtures	724	925
Leasehold improvements	4,921	726
Internal-use software	13,761	8,925
Total property and equipment, gross	24,518	14,388
Less: accumulated depreciation and amortization	(6,715)	(5,230)
Total property and equipment, net	$17,803	$9,158

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Depreciation and amortization expense was $0.9 million and $2.3 million for the three and nine months ended September 30, 2019, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2018, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued vacation	$3,571	$2,825
Accrued payroll and related expenses	14,107	18,188
Accrued ESPP contribution	1,656	373
Accrued professional services fees	820	1,249
Claims payable	2,991	2,374
Verily collaboration agreement	5,000	—
Other	4,082	1,679
Total accrued liabilities	$32,227	$26,688

6. Commitments and Contingencies
Lease Arrangements
The Company leases office, manufacturing, and clinical centers under non-cancelable operating leases which expire on various dates through 2031. These leases generally contain scheduled rent increases or escalation clauses and renewal options. Operating lease right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The operating lease right-of-use assets also include any lease payments made to the lessor at or before the commencement date as well as variable lease payments which are based on a consumer price index. The Company is also subject to variable lease payments related to janitorial services and electricity which are not included in the operating lease right-of-use asset as they are based on actual usage. The Company recognizes operating lease expense on a straight-line basis over the lease period. The total operating lease cost recognized during the nine months ended September 30, 2019 was $8.1 million and cash paid for operating leases during the nine months ended September 30, 2019 was $4.9 million.
On October 4, 2018, the Company entered into an office lease (“San Francisco Lease”) to rent approximately 117,560 rentable square feet in San Francisco, California, which became the Company’s new headquarters in October 2019.
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
As of September 30, 2019, maturities of operating lease liabilities were as follows (in thousands):

Period Ending December 31:
2019 (remainder of year)	$1,558
2020	11,766
2021	11,680
2022	11,357
2023	11,696
Thereafter	98,818
146,875
Less: imputed interest	(51,740)
Total lease liabilities	$95,135

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

The weighted average remaining lease term of the Company’s operating leases as of September 30, 2019 was 11.8 years. The weighted average discount rate of the Company’s operating leases was 7.35% as of September 30, 2019.
Legal Proceedings
From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. Management is currently not aware of any matters that could have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Collaboration Agreement
On September 3, 2019, the Company entered into a Development Collaboration Agreement (the “Agreement”) with Verily Life Sciences LLC ("Verily"). The Agreement, which is over a 24 month term, involves joint development and production of intellectual property between the Company and Verily. Each participant has primary responsibility for certain aspects of development and approval, with all processes to be performed at each respective party’s own cost. Costs incurred by the Company in connection with the Agreement will be expensed as research and development expense in accordance with ASC 730, Research and Development.

The Company and Verily will develop certain next-generation atrial fibrillation (“AF”) screening, detection, or monitoring products pursuant to the Collaboration Agreement, which products will involve combining Verily’s technology with the Company’s technology to create an end to end system. Under the terms of the Collaboration Agreement, the Company paid Verily an upfront fee of $5.0 million in cash, which is included in accrued liabilities as of September 30, 2019. In addition, the Company has agreed to make additional payments to Verily up to an aggregate of $12.75 million in milestone payments upon achievement of various development and regulatory milestones over the 24 months of the Collaboration Agreement, which payments will be made in cash to Verily.

The Collaboration Agreement provides each party with licenses to use certain intellectual property of the other party for development activities in the field of AF screening, detection, or monitoring. Ownership of developed intellectual property will be allocated to the Company or Verily depending on the subject matter of the underlying developed intellectual property, and, for certain subject matter, shall be jointly owned.

During the three months ended September 30, 2019, the Company recognized $5.0 million of research and development expense related to the Agreement.
Indemnifications
In the ordinary course of business, the Company enters into agreements pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including losses arising out of the breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

that may arise by reason of their status or service as directors or officers to the fullest extent permitted by applicable law. The Company currently has directors’ and officers’ insurance. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions, and believes that the estimated fair value of these indemnification obligations is not material and it has not accrued any amounts for these obligations.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Under the Third Amended and Restated SVB Loan Agreement, the Company may borrow, repay, and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $25.0 million, which includes an $11.0 million standby letter of credit sublimit availability. In October 2018, a $6.9 million standby letter of credit was obtained in connection with a lease for the Company’s San Francisco headquarters. Any principal amount outstanding under the Third Amended and Restated SVB Loan Agreement revolving credit line shall bear interest at an amount that is the greater of (a) a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” or (b) 5.00%. The Company may borrow up to 75% of eligible accounts receivable, up to the maximum of $25.0 million. As of September 30, 2019, no amount was outstanding under the revolving credit line.
The Third Amended and Restated Loan Agreement requires the Company to maintain a minimum consolidated liquidity ratio or minimum adjusted Earnings Before Interest, Tax, Depreciation, and Amortization during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. The Company was in compliance with loan covenants as of September 30, 2019. The obligations under the Third Amended and Restated Loan Agreement are collateralized by substantially all assets of the Company.
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
8. Income Taxes
The Company recorded a tax provision related to its U.K. entity during the three and nine months ended September 30, 2019. Due to the uncertainties surrounding the realization of the U.S. deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the U.S. net operating loss carryforwards and other deferred tax assets.
9. Stockholders’ Equity
Common stock
The Company’s amended and restated certificate of incorporation dated October 25, 2016, authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends were declared through September 30, 2019.
The Company had reserved shares of common stock for issuance as follows:

	September 30, 2019	December 31, 2018
Options issued and outstanding	1,625,627	2,094,137
Unvested restricted stock units	881,516	547,891
Common stock warrants issued and outstanding	2,006	4,857
Shares available for grant under future stock plans	6,746,886	5,607,014
Shares available for future issuance	9,256,035	8,253,899

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

10. Equity Incentive Plans
Equity Incentive Plan Activity
A summary of share-based awards available for grant under the 2016 Equity Incentive Plan is as follows:

Awards Available for Grant
Balance at December 31, 2017	4,034,152
Additional awards authorized	1,168,865
Awards granted	(666,913)
Awards forfeited	124,478
Awards withheld for tax purposes	56,710
Balance at December 31, 2018	4,717,292
Additional awards authorized	1,218,402
Awards granted	(620,624)
Awards forfeited	155,253
Awards withheld for tax purposes	58,341
Balance at September 30, 2019	5,528,664

During the nine months ended September 30, 2019, 600,614 restricted stock units ("RSUs") were granted, 115,260 RSUs vested, and 151,729 RSUs were forfeited.
The following table summarizes stock option activity under the 2006 and 2016 Equity Incentive Plans:

		Options Outstanding
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2017	2,601,181	$12.24	7.17	$113,958
Options granted	366,928	$68.32
Options exercised	(798,424)	$7.19
Options forfeited	(75,548)	$34.30
Balance at December 31, 2018	2,094,137	$23.20	7.02	$97,976
Options granted	20,010	$82.77
Options exercised	(426,655)	$9.98
Options forfeited	(61,865)	$53.96
Balances at September 30, 2019	1,625,627	$26.23	6.37	$78,664
Options exercisable – September 30, 2019	1,191,485	$17.54	5.82	$67,568
Options vested and expected to vest – September 30, 2019	1,605,077	$25.82	6.35	$78,284

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock.
During the nine months ended September 30, 2019 and 2018, the Company granted options with a weighted-average grant date fair value of $38.29 and $32.23 per share, respectively.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

11. Stock-Based Compensation

Employee Stock Options Valuation
The fair value of employee and director stock options was estimated at the date of grant using the Black-Scholes option pricing model valuation model with the weighted average assumptions below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected term (in years)	0.0	6.1	6.1	6.1
Expected volatility	—%	44.7%	45.0%	45.8%
Risk-free interest rate	—%	2.85%	2.39%	2.74%
Dividend yield	—%	—%	—%	—%

The Company did not grant stock options during the three months ended September 30, 2019.
Stock-Based Compensation
The following table summarizes the total stock-based compensation expense included in the statements of operations and comprehensive loss for all periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$—	$86	$225	$224
Research and development	1,242	801	3,366	2,158
Selling, general and administrative	6,159	3,324	15,473	9,152
Total stock-based compensation expense	$7,401	$4,211	$19,064	$11,534

As of September 30, 2019, there was total unamortized compensation costs of $10.3 million, net of estimated forfeitures, related to unvested stock options which the Company expects to recognize over a period of approximately 1.9 years, $47.9 million, net of estimated forfeitures, related to unrecognized restricted stock unit (“RSU”) expense, which the Company expects to recognize over a period of 2.5 years, and $1.4 million unrecognized ESPP expense, which the Company will recognize over 0.7 years.
Performance based RSUs (“PRSU”)
In February 2019, the Company granted PRSUs to key executives of the Company. The performance equity program has a 2-year performance period measuring target revenue compound annual growth rate (“CAGR”) achievement for fiscal year 2020 compared to fiscal year 2018. There is a minimum performance threshold of 75% to earn 50% of target, and a maximum threshold of 125% achieved to earn 200% of target. The exact number of earned shares will be determined based on linear interpolation using the actual revenue CAGR as it falls between the minimum and maximum thresholds outlined above. The fair value of the PRSUs will be up to $18.5 million, depending on the actual achievement relative to the performance target. Based on management’s assessment at September 30, 2019 of the Company’s achievement of its performance targets, the Company has determined that it is probable that the performance targets will be achieved. As of September 30, 2019, management believes that it will achieve its performance targets at the 134% level, and has recognized cumulative PRSU expense of $3.3 million, for the nine months ended September 30, 2019.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

12. Net Loss Per Common Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(18,293)	$(9,727)	$(37,268)	$(34,108)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	25,247,831	24,059,010	24,818,482	23,764,153
Net loss per common share, basic and diluted	$(0.72)	$(0.40)	$(1.50)	$(1.44)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the nine months ended September 30, 2019 and 2018, because their inclusion would be anti-dilutive:

	Nine Months Ended, September 30
	2019	2018
Options to purchase common stock	1,625,627	2,205,126
PRSUs and RSUs issued and unvested	881,516	605,985
Warrants to purchase common stock	2,006	4,857
Total	2,509,149	2,815,968

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

13. Revision of Prior Period Financial Statements

As discussed in Note 1, the Company has revised certain prior period financial statements to correct immaterial errors in its accounting for revenues, contractual allowances, allowance for doubtful accounts and certain other items as presented below (in thousands, except share data):

Revised Consolidated Balance Sheets

	As of June 30, 2019
	As Reported	Adjustment	As Revised
Assets
Cash and cash equivalents	$16,154	$(170)	$15,984
Accounts receivable, net	29,137	(2,444)	26,693
Prepaid expenses and other current assets	3,669	(141)	3,528
Total current assets	94,974	(2,755)	92,219
Property and equipment, net	12,618	826	13,444
Operating lease right-of-use assets	94,326	(83)	94,243
Other assets	4,515	(18)	4,497
Total assets	207,295	(2,030)	205,265
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities	23,304	58	23,362
Deferred revenue	1,199	(118)	1,081
Operating lease liabilities, current portion	7,384	(224)	7,160
Total current liabilities	35,654	(284)	35,370
Operating lease liabilities, noncurrent portion	88,106	110	88,216
Total liabilities	158,687	(174)	158,513
Additional paid-in capital	271,551	(82)	271,469
Accumulated other comprehensive income	35	25	60
Accumulated deficit	(223,001)	(1,799)	(224,800)
Total stockholders’ equity	48,608	(1,856)	46,752
Total liabilities and stockholders’ equity	207,295	(2,030)	205,265

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	As of March 31, 2019
	As Reported	Adjustment	As Revised
Assets
Cash and cash equivalents	$28,235	$(134)	$28,101
Accounts receivable, net	28,252	(1,481)	26,771
Prepaid expenses and other current assets	3,810	(140)	3,670
Total current assets	93,308	(1,755)	91,553
Property and equipment, net	10,208	70	10,278
Operating lease right-of-use assets	9,232	(270)	8,962
Total assets	117,184	(1,955)	115,229
Liabilities and Stockholders’ Equity
Accrued liabilities	20,099	437	20,536
Deferred revenue	1,309	(47)	1,262
Operating lease liabilities, current portion	5,052	(211)	4,841
Total current liabilities	28,549	179	28,728
Operating lease liabilities, noncurrent portion	3,990	(59)	3,931
Total liabilities	67,461	120	67,581
Additional paid-in capital	261,231	441	261,672
Accumulated other comprehensive income	2	25	27
Accumulated deficit	(211,534)	(2,541)	(214,075)
Total stockholders’ equity	49,723	(2,075)	47,648
Total liabilities and stockholders’ equity	117,184	(1,955)	115,229

	As of December 31, 2018
	As Reported	Adjustment	As Revised
Assets
Accounts receivable, net	$21,977	$(2,187)	$19,790
Total current assets	106,482	(2,187)	104,295
Total assets	119,710	(2,187)	117,523
Liabilities and Stockholders’ Equity
Accrued liabilities	26,570	118	26,688
Deferred revenue	1,243	(20)	1,223
Total current liabilities	30,236	98	30,334
Total liabilities	65,288	98	65,386
Accumulated other comprehensive loss	(41)	25	(16)
Accumulated deficit	(203,515)	(2,310)	(205,825)
Total stockholders’ equity	54,422	(2,285)	52,137
Total liabilities and stockholders’ equity	119,710	(2,187)	117,523

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	As of September 30, 2018
	As Reported	Adjustment	As Revised
Assets
Accounts receivable, net	$20,465	$(490)	$19,975
Total current assets	106,731	(490)	106,241
Total assets	118,989	(490)	118,499
Liabilities and Stockholders’ Equity
Accrued liabilities	19,178	269	19,447
Deferred revenue	1,174	(15)	1,159
Total current liabilities	22,263	254	22,517
Total liabilities	55,031	254	55,285
Accumulated other comprehensive income	(29)	10	(19)
Accumulated deficit	(188,801)	(754)	(189,555)
Total stockholders’ equity	63,958	(744)	63,214
Total liabilities and stockholders’ equity	118,989	(490)	118,499

	As of June 30, 2018
	As Reported	Adjustment	As Revised
Assets
Accounts receivable, net	$19,065	$(1,064)	$18,001
Total current assets	109,656	(1,064)	108,592
Property and equipment, net	7,560	34	7,594
Total assets	120,918	(1,030)	119,888
Liabilities and Stockholders’ Equity
Accrued liabilities	16,355	240	16,595
Total current liabilities	19,655	240	19,895
Total liabilities	52,452	240	52,692
Accumulated deficit	(178,558)	(1,270)	(179,828)
Total stockholders’ equity	68,466	(1,270)	67,196
Total liabilities and stockholders’ equity	120,918	(1,030)	119,888

	As of March 31, 2018
	As Reported	Adjustment	As Revised
Assets
Accounts receivable, net	$17,165	$(25)	$17,140
Total current assets	111,542	(25)	111,517
Total assets	122,321	(25)	122,296
Liabilities and Stockholders’ Equity
Accrued liabilities	12,658	147	12,805
Total current liabilities	16,938	147	17,085
Total liabilities	49,698	147	49,845
Accumulated deficit	(166,352)	(172)	(166,524)
Total stockholders’ equity	72,623	(172)	72,451
Total liabilities and stockholders’ equity	122,321	(25)	122,296

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	As of December 31, 2017
	As Reported	Adjustment	As Revised
Assets
Accounts receivable, net	$12,953	$181	$13,134
Total current assets	119,581	181	119,762
Property and equipment, net	6,221	75	6,296
Total assets	133,123	256	133,379
Liabilities and Stockholders’ Equity
Accrued liabilities	15,644	468	16,112
Total current liabilities	20,918	468	21,386
Total liabilities	53,570	468	54,038
Accumulated deficit	(156,589)	(212)	(156,801)
Total stockholders' equity	79,553	(212)	79,341
Total liabilities and stockholders’ equity	133,123	256	133,379

Revised Consolidated Statements of Operations

	Three months ended June 30, 2019			Six months ended June 30, 2019
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Revenue	$53,331	$(890)	$52,441	$100,545	$230	$100,775
Cost of revenue	12,825	187	13,012	24,555	230	24,785
Gross profit	40,506	(1,077)	39,429	75,990	—	75,990
Research and development	8,639	(806)	7,833	15,395	(863)	14,532
Selling, general and administrative	43,189	(1,028)	42,161	79,894	333	80,227
Total operating expenses	51,828	(1,834)	49,994	95,289	(530)	94,759
Loss from operations	(11,322)	757	(10,565)	(19,299)	530	(18,769)
Other income, net	310	(15)	295	689	(19)	670
Loss before income taxes	(11,452)	742	(10,710)	(19,459)	511	(18,948)
Net loss	(11,467)	742	(10,725)	(19,486)	511	(18,975)
Net loss per common share, basic and diluted	(0.46)	0.03	(0.43)	(0.79)	0.02	(0.77)

	Three months ended March 31, 2019
	As Reported	Adjustment	As Revised
Revenue	$47,214	$1,120	$48,334
Cost of revenue	11,730	43	11,773
Gross profit	35,484	1,077	36,561
Research and development	6,756	(57)	6,699
Selling, general and administrative	36,705	1,361	38,066
Total operating expenses	43,461	1,304	44,765
Loss from operations	(7,977)	(227)	(8,204)
Other income, net	379	(4)	375
Loss before income taxes	(8,007)	(231)	(8,238)
Net loss	(8,019)	(231)	(8,250)
Net loss per common share, basic and diluted	(0.33)	(0.01)	(0.34)

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Year ended December 31, 2018
	As Reported	Adjustment	As Revised
Revenue	$147,293	$(16)	$147,277
Cost of revenue	38,579	216	38,795
Gross profit	108,714	(232)	108,482
Research and development	20,750	110	20,860
Selling, general and administrative	131,582	1,731	133,313
Total operating expenses	152,332	1,841	154,173
Loss from operations	(43,618)	(2,073)	(45,691)
Other income, net	1,526	(25)	1,501
Loss before income taxes	(48,236)	(2,098)	(50,334)
Net loss	(48,280)	(2,098)	(50,378)
Net loss per common share, basic and diluted	(2.02)	(0.09)	(2.11)

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Revenue	$38,104	$337	$38,441	$104,138	$1,357	$105,495
Cost of revenue	9,949	4	9,953	28,050	(61)	27,989
Gross profit	28,155	333	28,488	76,088	1,418	77,506
Research and development	5,164	(78)	5,086	13,747	29	13,776
Selling, general and administrative	32,739	(116)	32,623	94,410	1,920	96,330
Total operating expenses	37,903	(194)	37,709	108,157	1,949	110,106
Loss from operations	(9,748)	527	(9,221)	(32,069)	(531)	(32,600)
Other income, net	365	(10)	355	1,082	(10)	1,072
Loss before income taxes	(10,244)	517	(9,727)	(33,567)	(541)	(34,108)
Net loss	(10,244)	517	(9,727)	(33,567)	(541)	(34,108)
Net loss per common share, basic and diluted	(0.43)	0.03	(0.40)	(1.41)	(0.03)	(1.44)

	Three months ended June 30, 2018			Six months ended June 30, 2018
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Revenue	$35,469	$(177)	$35,292	$66,034	$1,020	$67,054
Cost of revenue	9,490	(4)	9,486	18,101	(65)	18,036
Gross profit	25,979	(173)	25,806	47,933	1,085	49,018
Research and development	4,564	83	4,647	8,583	107	8,690
Selling, general and administrative	33,094	846	33,940	61,671	2,036	63,707
Total operating expenses	37,658	929	38,587	70,254	2,143	72,397
Loss from operations	(11,679)	(1,102)	(12,781)	(22,321)	(1,058)	(23,379)
Other income, net	334	4	338	717	—	717
Net loss	(12,206)	(1,098)	(13,304)	(23,323)	(1,058)	(24,381)
Net loss per common share, basic and diluted	(0.51)	(0.05)	(0.56)	(0.99)	(0.04)	(1.03)

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Three months ended March 31, 2018
	As Reported	Adjustment	As Revised
Revenue	$30,565	$1,197	$31,762
Cost of revenue	8,611	(61)	8,550
Gross profit	21,954	1,258	23,212
Research and development	4,019	24	4,043
Selling, general and administrative	28,577	1,190	29,767
Total operating expenses	32,596	1,214	33,810
Loss from operations	(10,642)	44	(10,598)
Other income, net	383	(4)	379
Net loss	(11,117)	40	(11,077)

	Year ended December 31, 2017
	As Reported	Adjustment	As Revised
Revenue	$98,509	$620	$99,129
Cost of revenue	27,708	495	28,203
Gross profit	70,801	125	70,926
Research and development	13,335	(70)	13,265
Selling, general and administrative	84,737	515	85,252
Total operating expenses	98,072	445	98,517
Loss from operations	(27,271)	(320)	(27,591)
Net loss	(29,420)	(320)	(29,740)
Net loss per common share, basic and diluted	(1.30)	(0.01)	(1.31)

Revised Consolidated Statements of Comprehensive Income (Loss)

	Three months ended June 30, 2019			Six months ended June 30, 2019
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net loss	$(11,467)	$742	$(10,725)	$(19,486)	$511	$(18,975)
Comprehensive loss	(11,434)	742	(10,692)	(19,410)	511	(18,899)

	Three months ended March 31, 2019
	As Reported	Adjustment	As Revised
Net loss	$(8,019)	$(231)	$(8,250)
Comprehensive loss	(7,976)	(231)	(8,207)

	Year ended December 31, 2018
	As Reported	Adjustment	As Revised
Net loss	$(48,280)	$(2,098)	$(50,378)
Net change in unrealized gains on available-for-sale securities	24	25	49
Comprehensive loss	(48,256)	(2,073)	(50,329)

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net loss	$(10,244)	$517	$(9,727)	$(33,567)	$(541)	$(34,108)
Net change in unrealized losses on available-for-sale securities	19	—	19	(83)	129	46
Foreign currency translation	(10)	10	—	(10)	10	—
Comprehensive loss	(10,235)	527	(9,708)	(33,660)	(402)	(34,062)

	Three months ended June 30, 2018			Six months ended June 30, 2018
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net loss	$(12,206)	$(1,098)	$(13,304)	$(23,323)	$(1,058)	$(24,381)
Comprehensive loss	(12,159)	(1,098)	(13,257)	(23,296)	(1,058)	(24,354)

	Three months ended March 31, 2018
	As Reported	Adjustment	As Revised
Net loss	$(11,117)	$40	$(11,077)
Comprehensive loss	(11,137)	40	(11,097)

	Year ended December 31, 2017
	As Reported	Adjustment	As Revised
Net loss	$(29,420)	$(320)	$(29,740)
Comprehensive loss	(29,476)	(320)	(29,796)

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Revised Consolidated Statements of Cash Flows

	Six months ended June 30, 2019
	As Reported	Adjustment	As Revised
Cash flows from operating activities
Net loss	$(19,486)	$511	$(18,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,292	18	1,310
Stock-based compensation	11,745	(82)	11,663
Provision for doubtful accounts and contractual allowances	10,683	1,687	12,370
Amortization of operating lease right-of-use assets	5,061	83	5,144
Changes in operating assets and liabilities:
Accounts receivable	(17,844)	(1,570)	(19,414)
Prepaid expenses and other current assets	(27)	263	236
Other assets	(1,174)	18	(1,156)
Accounts payable	1,025	(6)	1,019
Accrued liabilities	(3,187)	(70)	(3,257)
Deferred revenue	(45)	(98)	(143)
Operating lease liabilities	(3,724)	(114)	(3,838)
Net cash used in operating activities	(16,781)	639	(16,142)
Cash flows from investing activities
Purchases of property and equipment	(4,468)	(809)	(5,277)
Net cash provided by investing activities	11,106	(809)	10,297
Net increase in cash, cash equivalents, and restricted cash	(3,869)	(170)	(4,039)
Cash, cash equivalents and restricted cash end of period	16,154	(170)	15,984
Supplemental disclosures of cash flow information
Property, plant and equipment costs included in liabilities	284	16	300

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Three months ended March 31, 2019
	As Reported	Adjustment	As Revised
Cash flows from operating activities
Net loss	$(8,019)	$(231)	$(8,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,415	441	4,856
Provision for doubtful accounts and contractual allowances	4,709	702	5,411
Changes in operating assets and liabilities:
Accounts receivable	(10,984)	(1,408)	(12,392)
Prepaid expenses and other current assets	(169)	140	(29)
Accrued liabilities	(6,380)	319	(6,061)
Deferred revenue	66	(27)	39
Net cash used in operating activities	(17,099)	(64)	(17,163)
Cash flows from investing activities
Purchases of property and equipment	(1,635)	(70)	(1,705)
Net cash provided by investing activities	26,449	(70)	26,379
Net increase in cash, cash equivalents, and restricted cash	8,212	(134)	8,078
Cash and cash equivalents end of period	28,235	(134)	28,101

	Year ended December 31, 2018
	As Reported	Adjustment	As Revised
Cash flows from operating activities
Net loss	$(48,280)	$(2,098)	$(50,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts and contractual allowances	15,218	1,230	16,448
Changes in operating assets and liabilities:
Accounts receivable	(22,885)	1,138	(21,747)
Accrued liabilities	10,776	(275)	10,501
Deferred revenue	5	(20)	(15)
Net cash used in operating activities	(29,068)	(25)	(29,093)
Cash flows from investing activities
Purchases of available-for-sale investments	(93,158)	25	(93,133)
Net cash provided by investing activities	34,117	25	34,142

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine months ended September 30, 2018
	As Reported	Adjustment	As Revised
Cash flows from operating activities
Net loss	$(33,567)	$(541)	$(34,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts and contractual allowances	8,921	671	9,592
Changes in operating assets and liabilities:
Accounts receivable	(15,088)	10	(15,078)
Accrued liabilities	3,335	(125)	3,210
Deferred revenue	(64)	(15)	(79)

	Six months ended June 30, 2018
	As Reported	Adjustment	As Revised
Cash flows from operating activities
Net loss	$(23,323)	$(1,058)	$(24,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts and contractual allowances	6,440	1,245	7,685
Changes in operating assets and liabilities:
Accrued liabilities	497	(186)	311
Supplemental disclosures of cash flow information
Property, plant and equipment costs included in liabilities	218	34	252

	Three months ended March 31, 2018
	As Reported	Adjustment	As Revised
Cash flows from operating activities
Net loss	$(11,117)	$40	$(11,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts and contractual allowances	2,680	206	2,886
Changes in operating assets and liabilities:
Accrued liabilities	(2,977)	(246)	(3,223)

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Year ended December 31, 2017
	As Reported	Adjustment	As Revised
Cash flows from operating activities
Net loss	(29,420)	(320)	(29,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,123	(371)	9,752
Provision for doubtful accounts and contractual allowances	9,403	(181)	9,222
Changes in operating assets and liabilities:
Accounts receivable	(12,950)	479	(12,471)
Accrued liabilities	5,364	393	5,757
Supplemental disclosures of cash flow information
Property, plant and equipment costs included in liabilities	35	75	110

Revised Consolidated Statements of Shareholder's Equity

	Six months ended June 30, 2019
	As Reported	Adjustment	As Revised
Stock-based compensation expense	$11,745	$(82)	$11,663
Additional-paid-in-capital ending balance	271,551	(82)	271,469
Accumulated other comprehensive loss beginning balance	(41)	25	(16)
Accumulated other comprehensive loss ending balance	35	25	60
Accumulated deficit beginning balance	(203,515)	(2,310)	(205,825)
Net loss	(19,486)	511	(18,975)
Accumulated deficit ending balance	(223,001)	(1,799)	(224,800)
Total stockholders' equity	48,608	(1,856)	46,752

	Three months ended March 31, 2019
	As Reported	Adjustment	As Revised
Stock-based compensation expense	$4,415	$441	$4,856
Additional-paid-in-capital ending balance	261,231	441	261,672
Accumulated other comprehensive loss beginning balance	(41)	25	(16)
Accumulated other comprehensive loss ending balance	2	25	27
Accumulated deficit beginning balance	(203,515)	(2,310)	(205,825)
Net loss	(8,019)	(231)	(8,250)
Accumulated deficit ending balance	(211,534)	(2,541)	(214,075)
Total stockholders' equity	49,723	(2,075)	47,648

	Year Ended December 31, 2018
	As Reported	Adjustment	As Revised
Unrealized loss on investments	$24	$25	$49
Accumulated other comprehensive loss ending balance	(41)	25	(16)
Accumulated deficit beginning balance	(156,589)	(212)	(156,801)
Net loss	(48,280)	(2,098)	(50,378)
Accumulated deficit ending balance	(203,515)	(2,310)	(205,825)
Total stockholders' equity	54,422	(2,285)	52,137

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2018
	As Reported	Adjustment	As Revised
Accumulated deficit beginning balance	$(156,589)	$(212)	$(156,801)
Net loss	(23,323)	(1,058)	(24,381)
Accumulated deficit ending balance	(178,558)	(1,270)	(179,828)
Total stockholders' equity	68,466	(1,270)	67,196

	Three Months Ended March 31, 2018
	As Reported	Adjustment	As Revised
Accumulated deficit beginning balance	$(156,589)	$(212)	$(156,801)
Net loss	(11,117)	40	(11,077)
Accumulated deficit ending balance	(166,352)	(172)	(166,524)
Total stockholders' equity	72,623	(172)	72,451

	Year Ended December 31, 2017
	As Reported	Adjustment	As Revised
Accumulated deficit beginning balance	$(127,169)	$108	$(127,061)
Net loss	(29,420)	(320)	(29,740)
Accumulated deficit ending balance	(156,589)	(212)	(156,801)
Total stockholders' equity	79,553	(212)	79,341

14. Subsequent Events

Agreement with Bristol-Meyers Squibb Company ("BMS")

On November 12, 2019, the Company entered into a Master Services Agreement ("MSA") with Bristol-Meyers Squibb Company ("BMS") to provide services in connection with certain clinical studies BMS is conducting. Under the terms of the first Statement of Work ("SOW") attached to the MSA, the Company is responsible for key deliverables associated with the provision of the Zio XT monitor and customized services including reporting of key data elements. BMS will pay the Company fees up to a maximum of $6.8 million for services performed of the under the terms of the first Statement of Work attached to the MSA.

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
Overview
We are a digital healthcare company redefining the way cardiac arrhythmias are clinically diagnosed by combining our wearable biosensing technology with cloud-based data analytics and deep-learning capabilities. Our goal is to be the leading provider of ambulatory electrocardiogram (“ECG”) monitoring for patients at risk for arrhythmias. We have created a full portfolio of ambulatory cardiac monitoring services on a unique platform, called the Zio service, which combines an easy-to-wear and unobtrusive biosensor that can be worn for up to 14 consecutive days with powerful proprietary algorithms that distill data from millions of heartbeats into clinically actionable information. The Zio service consists of:

•
wearable patch-based biosensors, Zio XT and Zio AT monitors, which continuously record and store ECG data from every patient heartbeat for up to 14 consecutive days; Zio AT offers the option of timely transmission of data during the prescribed wear period;

•	cloud-based analysis of the recorded cardiac rhythms using our proprietary, deep-learned algorithms;

•	a final quality assessment review of the data by our certified cardiographic technicians; and

•
an easy-to-read Zio report, a curated summary of findings that includes high quality and clinically-actionable information which is sent directly to a patient’s physician and can be integrated into a patient’s electronic health record.

We receive revenue for the Zio service primarily from third-party payors, which include commercial payors and government agencies, such as CMS and the military. In addition, a small percentage of institutions, which are typically hospitals or private physician practices, purchase the Zio service from us directly. Third-party payors accounted for approximately 90%, and 87% of our revenue for the nine months ended September 30, 2019 and 2018, respectively. Our revenue in the third-party commercial payor category is primarily contracted, which means we have entered into pricing contracts with these payors. Approximately 33% and 37% of our total revenue for the nine months ended September, 30, 2019 and 2018, respectively, is received from federal government agencies under established reimbursement codes. Institutions, which are typically hospitals or private physician practices accounted for approximately 10% and 13% of our revenue for the nine months ended September 30, 2019 and 2018, respectively. We rely on a third-party billing partner, XIFIN, Inc., to submit patient claims and collect from commercial payors, certain government agencies, and patients.
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
As further explained in Note 1. Organization and Description of Business and Note 13. Revision of Prior Period Financial Statements in the notes to the accompanying condensed consolidated financial statements, the Company has revised its previously issued interim financial statements as of and for the three and nine-months ended September 30, 2018. This Management's Discussion and Analysis has been revised to reflect the correction of these prior period errors.

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
We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including increased contracting with third-party payors and institutional providers and changes in the costs associated with providing the Zio service. Historically, we have increased our average selling price by entering into contracts with third-party commercial payors at rates that were higher than amounts typically collected from payors without contracts or from institutional customers. We have in the past been able to increase our pricing as third-party payors become more familiar with the benefits of the Zio XT service and move to contracted pricing arrangements. We believe we will be able to see modest pricing increases as more payors contract with us due to the benefits the Zio XT service and mix shift towards our Zio AT service which has higher contracted rates. We expect to continue to decrease the cost of service per device by obtaining volume purchase discounts for our material costs and implementing scan-time algorithm improvements and software-driven and other workflow enhancements to reduce labor costs. We expect further decreases in the cost of service as we spread the fixed portion of our overhead costs over a larger number of units produced, which will result in a decrease in our per unit manufacturing costs.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Revenue	$54,673	$38,441	$16,232	42%
Cost of revenue	13,785	9,953	3,832	39%
Gross profit	40,888	28,488	12,400	44%
Gross margin	75%	74%
Operating expenses:
Research and development	13,499	5,086	8,413	165%
Selling, general and administrative	45,649	32,623	13,026	40%
Total operating expenses	59,148	37,709	21,439	57%
Loss from operations	(18,260)	(9,221)	(9,039)	98%
Interest expense	(409)	(861)	452	52%
Other income, net	396	355	41	12%
Loss before income taxes	(18,273)	(9,727)	(8,546)	88%
Income tax provision	20	—	20	—%
Net loss	$(18,293)	$(9,727)	$(8,566)	88%
Revenue
Revenue increased $16.2 million, or 42%, to $54.7 million during the three months ended September 30, 2019 from $38.4 million during the three months ended September 30, 2018. The increase in revenue was primarily attributable to the increase in volume of the Zio services performed as a result of the expansion of coverage and the increase in the number of payors.
Cost of Revenue and Gross Margin
Cost of revenue increased $3.8 million, or 39%, to $13.8 million during the three months ended September 30, 2019 from $9.9 million during the three months ended September 30, 2018. The increase in cost of revenue was primarily due to increased Zio service volume in 2019.
Gross margin for the three months ended September 30, 2019 increased to 75%, compared to 74% for the three months ended September 30, 2018. The increase was driven primarily by the reduction in the cost of the Zio service due to our continued efforts to lower manufacturing costs, fixed costs absorption and reduced labor costs per device through our algorithm improvements and software-driven and other workflow enhancements.

Research and Development Expenses
Research and development expenses increased $8.4 million, or 165%, to $13.5 million during the three months ended September 30, 2019 from $5.1 million during the three months ended September 30, 2018. The increase was primarily attributable to a $5.0 million payment to Verily, a $1.5 million increase in allocated facility costs and $1.0 million in increased employee related costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $13.0 million, or 40%, to $45.6 million during the three months ended September 30, 2019 from $32.6 million during the three months ended September 30, 2018. The increase was primarily attributable to $6.9 million in payroll and stock-based compensation for new employees, $3.9 million increase in our bad debt provision and $2.7 million increase in rent expense associated with our new San Francisco headquarters location. The increase in operating expenses was partially offset by lower labor overhead and facility-related allocation of $3.1 million.
Interest Expense
Interest expense decreased to $0.4 million for the three months ended September 30, 2019, compared to $0.9 million for the three months ended September 30, 2018 as a result of the extinguishment of the loan agreement with Biopharma Secured Investments III Holdings Cayman LP in October 2018 as well as repayment of the promissory note to California HealthCare Foundation in May 2018.
Other Income, Net
Other income, net was $0.4 million for the three months ended September 30, 2019, compared to $0.4 million for the three months ended September 30, 2018.
Results of Operations
Comparison of the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Revenue	$155,448	$105,495	$49,953	47%
Cost of revenue	38,570	27,989	10,581	38%
Gross profit	116,878	77,506	39,372	51%
Gross margin	75%	73%
Operating expenses:
Research and development	28,031	13,776	14,255	103%
Selling, general and administrative	125,876	96,330	29,546	31%
Total operating expenses	153,907	110,106	43,801	40%
Loss from operations	(37,029)	(32,600)	(4,429)	14%
Interest expense	(1,258)	(2,580)	1,322	51%
Other income, net	1,066	1,072	(6)	1%
Loss before income taxes	(37,221)	(34,108)	(3,113)	9%
Income tax provision	47	—	47	—
Net loss	$(37,268)	$(34,108)	$(3,160)	9%

Revenue

Revenue increased $50.0 million, or 47%, to $155.4 million during the nine months ended September 30, 2019 from $105.5 million during the nine months ended September 30, 2018. The increase in revenue was primarily attributable to the increase in volume of the Zio services performed as a result of the expansion of coverage and the increase in the number of payors under contract, increasing physician acceptance and expansion of our sales force as we continue to gain market acceptance for our Zio service.

Cost of Revenue and Gross Margin
Cost of revenue increased $10.6 million, or 38%, to $38.6 million during the nine months ended September 30, 2019 from $28.0 million during the nine months ended September 30, 2018. The increase in cost of revenue was primarily due to increased Zio service volume in 2019.
Gross margin for the nine months ended September 30, 2019 increased to 75%, compared to 73% for the nine months ended September 30, 2018. The increase was driven primarily by the reduction in the cost of the Zio service due to our continued efforts to lower manufacturing costs, fixed costs absorption and reduced labor costs per device through our algorithm improvements and software-driven and other workflow enhancements.
Research and Development Expenses
Research and development expenses increased $14.3 million, or 103%, to $28.0 million during the nine months ended September 30, 2019 from $13.8 million during the nine months ended September 30, 2018. The increase was primarily attributable to a $6.4 million increase in payroll and personnel-related expenses as a result of increased headcount related and stock-based compensation related expenses as well as a $5.0 million payment to Verily, and a $1.8 million increase in allocated facility costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $29.5 million, or 31%, to $125.9 million during the nine months ended September 30, 2019 from $96.3 million during the nine months ended September 30, 2018. The increase was primarily attributable to a $22.6 million increase in payroll and personnel-related expenses as a result of increased headcount related and stock-based compensation related expenses, as well as an additional $5.5 million increase in bad debt expense and $3.9 million in rent expense due to the commencement of the San Francisco Lease. The increased operating expenses was offset by lower labor overhead and facility-related allocation of $7.9 million.
A significant amount of selling, general, and administrative incremental spend can be directly attributed to our continued focus on salesforce expansion and its support infrastructure to support our growth strategy.
Interest Expense
Interest expense decreased to $1.3 million for the nine months ended September 30, 2019, compared to $2.6 million for the nine months ended September 30, 2018 as a result of the extinguishment of the loan agreement with Biopharma Secured Investments III Holdings Cayman LP in October 2018 as well as repayment of the promissory note to California HealthCare Foundation in May 2018.
Other Income, Net
Other income, net was $1.1 million for the nine months ended September 30, 2019, compared to $1.1 million for the nine months ended September 30, 2018.
Liquidity and Capital Expenditures
Overview
As of September 30, 2019, we had cash and cash equivalents of $34.6 million and short-term investments of $118.1 million and an accumulated deficit of $243.1 million.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(17,003)	$(24,720)
Investing activities	(76,766)	29,848
Financing activities	108,380	3,546
Net increase in cash and cash equivalents	$14,611	$8,674
Cash Used in Operating Activities
During the nine months ended September 30, 2019, cash used in operating activities was $17.0 million, which consisted of a net loss of $37.3 million, adjusted by non-cash charges of $45.8 million and a net change of $25.5 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of stock based-based compensation of $19.1 million and a change in allowance for doubtful accounts and contractual allowance of $17.6 million. The change in our net operating assets and liabilities was primarily due to an increase of $22.8 million in accounts receivable as a result of increased revenues.
During the nine months ended September 30, 2018, cash used in operating activities was $24.7 million, which consisted of a net loss of $34.1 million, adjusted by non-cash charges of $22.4 million and a net change of $13.0 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of a change in stock based-based compensation of $11.5 million, and allowance for doubtful accounts and contractual allowance of $9.6 million. The change in our net operating assets and liabilities was primarily due to an increase of $15.1 million in accounts receivable as a result of increased revenues.
Cash Provided by and Used in Investing Activities
Cash used in investing activities during the nine months ended September 30, 2019 was $76.8 million, which consisted of $146.0 million in purchases of available for sale investments and $8.6 million of capital expenditures associated with leasehold improvements and internal use software. This was partially offset by cash received from the maturities of available for sale investments of $77.9 million.
Cash provided by investing activities during the nine months ended September 30, 2018 was $29.8 million, which consisted primarily of $107.6 million in cash received from the maturities of available for sale investments, partially offset by purchases of available for sale investments of $74.1 million, and $3.7 million of capital expenditures to purchase property and equipment.
Cash Provided by Financing Activities
During the nine months ended September 30, 2019, cash provided by financing activities was $108.4 million, primarily due to $107.1 million from the issuance of common stock in a public offering, net discounts and issuance costs and $6.4 million in proceeds from the issuance of common stock in connection with employee options exercises and our Employee Stock Purchase Program. This was partially offset by $5.1 million in tax withholding upon the vesting of RSUs.
During the nine months ended September 30, 2018, cash provided by financing activities was $3.5 million, primarily due $6.7 million in proceeds from the issuance of common stock, partially offset by $1.6 million in tax withholding upon the vesting of RSUs and $1.5 million in debt repayment.
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
Under the Third Amended and Restated SVB Loan Agreement, we may borrow, repay, and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $25.0 million, which includes an $11.0 million standby letter of credit sublimit availability. In October 2018, a $6.9 million standby letter of credit was obtained in connection with a lease for our San Francisco headquarters. Any principal amount outstanding under the Third Amended and Restated SVB Loan Agreement revolving credit line shall bear interest at an amount that is the greater of (a) a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” or (b) 5.00%. We may borrow up to 75% of eligible accounts receivable, up to the maximum of $25.0 million. As of September 30, 2019 no amount was outstanding under the revolving credit line.
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
Recent Accounting Standards or Updates Not Yet Effective

In August 2018, the FASB amended its guidance for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This new standard becomes effective for the Company in the first quarter of fiscal year 2020, with early adoption permitted. This new standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the impact of adopting this amendment to its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which amended its guidance for costs of implementing a cloud computing service arrangement to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This new standard becomes effective for the Company in the first quarter of fiscal year 2020, with early adoption permitted. This new standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the impact of adopting this amendment to its consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.
Interest Rate Sensitivity
We had cash, cash equivalents and investments of $161.8 million as of September 30, 2019, which consisted of bank deposits, money market funds, U.S. government securities, corporate notes, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
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
We had total outstanding debt of $34.9 million, which is net of debt discount and debt issuance costs, as of September 30, 2019. The Third Amended and Restated SVB Loan Agreement Note carries a variable interest rate based on the “Prime Rate” published by The Wall Street Journal. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Foreign Currency Exchange Rate Sensitivity
We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in British Pound Sterling. As of September 30, 2019, we do not consider this risk to be material. We do not utilize any forward foreign exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were not effective as of September 30, 2019 due to the following material weaknesses, which continue to exist as of September 30, 2019:

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

•
We did not maintain effective controls with respect to the review of the accounting for revenue and related accounts receivable, including maintaining effective controls to prevent or detect errors in the assessment of bad debt and revenue reserves. Specifically, we did not detect errors within the contractual allowance and bad debt expense analyses which resulted in immaterial misstatements to revenue, accounts receivable and bad debt expense.
These material weaknesses resulted in the misstatement of our revenues, revenue reserves, bad debt expense, property and equipment, research and development expense and related financial disclosures, and in the revision of the Company’s consolidated financial statements for the years ended December 31, 2017, December 31, 2018, and each interim period therein as well as the quarters ended March 31, 2019, and June 30, 2019. Additionally, these material weaknesses could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim condensed consolidated financial statements that would not be prevented or detected.
Notwithstanding these material weaknesses, management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q state fairly, in all material aspects, our financial position at the end of, and the results of operations and cash flows for, the periods stated in conformity with accounting principles generally accepted in the United States. Refer to Note 13. Revision of Prior Period Financial Statements for further details on adjustments made to our interim and annual financial statements.
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the third quarter of fiscal 2019. Other than the hiring of additional accounting personnel and enhancements to the design of controls related to capitalized software and revenue there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the third quarter of fiscal 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
Plan for Remediation of Material Weaknesses
Management continues to execute its action plan to remediate the underlying causes that gave rise to the material weaknesses at December 31, 2018.  This action plan includes strengthening controls over our financial statement close process, enhancing our management review of the accounting for revenue and the related accounts receivable and revenue reserves, and adding additional individuals with the appropriate level of accounting and internal controls knowledge and experience to our finance organization, including an Internal Audit Director who is focused on the development, maintenance and monitoring of our overall control environment.  The material weaknesses will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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

PART II. OTHER INFORMATION
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
We have incurred net losses since our inception in September 2006. For the three and nine months ended September 30, 2019, we had net losses of $18.3 million and $37.3 million, respectively, and for three and nine months ended September 30, 2018, we had net losses of $9.7 million and $34.1 million, respectively, and expect to continue to incur additional losses. As of September 30, 2019, we had an accumulated deficit of $243.1 million. The losses and accumulated deficit were primarily due to the substantial investments we made to develop and improve our technology and products and improve our business and the Zio service through research and development efforts and infrastructure improvements. Over the next several years, we expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our Zio service, which includes Zio XT and Zio AT, and to develop additional arrhythmia detection and management products and services. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses or at all. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.
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
For the nine months ended September 30, 2019, we received approximately 27% of our revenue from reimbursement for our Zio service by CMS. Under CMS guidelines for participation in the Medicare program CMS designates us as an independent diagnostic treatment facility (“IDTF”). CMS imposes extensive and detailed requirements on IDTFs, including but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities and how and where we provide our monitoring solutions. Our failure to comply with applicable CMS rules could result in a discontinuation of our reimbursement under the CMS payment programs, our being required to return funds already paid to us, civil monetary penalties, criminal penalties and/or exclusion from the CMS programs.
Changes in public health insurance coverage and CMS reimbursement rates for the Zio service could affect the adoption of the Zio service and our future revenue.
Government payors may change their coverage and reimbursement policies, as well as payment amounts, in a way that would prevent or limit reimbursement for our Zio service, which would significantly harm our business. Government and other third-party payors require us to report the service for which we are seeking reimbursement by using a Current Procedural Terminology, or CPT, code-set maintained by the American Medical Association (“AMA”). For Zio XT, we have secured temporary CPT codes (or Category III CPT codes) used for newly introduced technologies and specific to our category of diagnostic monitoring through 2022. The fees associated with these Category III CPT codes are also temporary and may be modified by CMS. Category III CPT codes may be renewed for another five years or converted to permanent codes (or Category I CPT codes) based on specific requirements, including national use data and published clinical evidence, as established by the AMA and CMS. The process to convert Category III CPT codes to Category I CPT codes is governed by the AMA and CMS. To ensure uninterrupted reimbursement it is incumbent upon us to successfully secure either Category I CPT codes from the AMA by 2023 or seek to renew the existing Category III CPT codes for another five years. On October 25, 2019, the AMA’s CPT Editorial Panel announced that it had voted to establish two new Category I CPT codes which we believe will be applicable to the Zio service. We anticipate that the new codes will be referred to the AMA's Relative Value Scale Update Committee (“RUC”) to determine the appropriate level of reimbursement for the procedure, relative to other physician services, where they will be accepted or modified. Category I CPT codes are valued by CMS and remain mostly unchanged for five years after the values are initially determined. Category I CPT codes can have values and associated pricing that are higher, lower or equal to their associated Category III CPT codes. We can provide no assurance that any Category I CPT code secured for the reimbursement of our Zio service will contain values and pricing that are the same as or greater than the existing Category III CPT codes. In addition, to the extent CMS reduces its reimbursement rates for the Zio service, regardless of the Category of CPT code, third-party payors may reduce the rates at which they reimburse the Zio service, which could adversely affect our revenue.
Determinations of which products or services will be reimbursed under Medicare can be developed at the national level through a national coverage determination (“NCD”) by CMS, or at the local level through a local coverage determination, or an LCD, by one or more of the regional Medicare Administrative Contractors ("MACs") who are private contractors that process and pay claims on behalf of CMS for different regions. In the absence of an NCD, as is the case with Zio XT, the MAC with jurisdiction over a specific geographic region will have the discretion to make an LCD and determine the fee schedule and reimbursement rate associated with Category III CPT codes, and regional LCDs may not always be consistent among all MACs or regions within the United States. We have in the past been, and in the future may be, required to respond to potential changes in reimbursement rates for our products. Reductions in reimbursement rates, if enacted, could have a material adverse effect on our business. Further, a reduction in coverage by Medicare could cause some commercial third-party payors to implement similar reductions in their coverage or level of reimbursement of the Zio service. Given the evolving nature of the healthcare industry and on-going healthcare cost reforms, we are and will continue to be subject to changes in the level of Medicare coverage for our products, and unfavorable coverage determinations at the national or local level could adversely affect our business and results of operations.

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
Each state’s Medicaid program has its own coverage determinations related to our services, and some state Medicaid programs do not provide their recipients with coverage for our Zio service. Even if our Zio service is covered by a state Medicaid program, we must be recognized as a Medicaid provider by the state in which the Medicaid recipient receiving the services resides in order for us to be reimbursed by a state’s Medicaid program. Even if we are recognized as a provider in a state, Medicare’s rate for our Zio service may be low, and the Medicaid reimbursement amounts are sometimes as low, or lower, than the Medicare reimbursement rate. In addition, and as noted above, each state’s Medicaid program has its own coverage determinations related to our Zio service, and many state Medicaid programs do not provide their recipients with coverage for our Zio service. As a result of all of these factors, our Zio service is not reimbursed or only reimbursed at a very low dollar amount by many state Medicaid programs. In some cases, a state Medicaid program’s reimbursement rate for our Zio service might be zero dollars. Additionally, certain states may require Medicaid recipients to pay for part of the Zio Service, and since the recipients of Medicaid are low income individuals, we are often unable to collect any amounts directly from individual recipients of the Zio service covered by Medicaid. Low or zero dollar Medicaid reimbursement rates for our Zio service would have an adverse effect on our business, gross margins and revenues. Most of the Zio services we provide are reimbursed through Medicare or private third party payors and not Medicaid, but if that were to change in the future, or the percentage of Zio services provided to Medicaid recipients were to increase, our gross margins would be adversely affected as a result.
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
The current presidential administration and Congress may attempt to make sweeping changes to the current healthcare laws and their implementing regulations. It is uncertain how modification or repeal of any of the provisions of the Affordable Care Act or its implementing regulations, including as a result of current and future executive orders and legislative actions, will impact us and the medical device industry as a whole. Any changes to, or repeal of, the Affordable Care Act or its implementing regulations may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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
A substantial portion of our revenue is derived from third-party commercial payors who have pricing contracts with us, which means that the payor has agreed to a defined reimbursement rate for our services. These contracts provide a high degree of certainty to us, physicians, clinics and hospitals with respect to the rate at which our services will be reimbursed. These contracts also impose a number of obligations regarding billing and other matters, and our noncompliance with a material term of such contracts may result in termination of the contract and loss of any associated revenue. We expect to continue to dedicate resources to maintaining compliance with these contracted payors, to ensure payors acknowledge and are aware of the clinical and economic value of our services and the interest on the part of physicians, clinics and hospitals who use our services and participate in their provider networks; however, we can provide no assurance that we will retain indefinitely any given contractual payor relationship. A loss of these pricing contracts can increase the uncertainty of reimbursement of claims from third-party payors.
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
In the third quarter of 2019, we recognized approximately five percent of our revenue from non-contracted third-party payors, and as a result, our quarterly operating results are difficult to predict.
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
We have entered into a collaboration agreement with a third party that may not result in the development of commercially viable products or the generation of significant future revenues.
We have entered into a collaboration agreement with Verily Life Sciences LLC (an Alphabet Company, referred to as “Verily”) to develop certain next-generation AF screening, detection, or monitoring products, which involve combining Verily’s technology with our technology to create an end to end system (the “Collaboration Agreement”). As part of the Collaboration Agreement, we paid Verily an up-front fee of $5.0 million in cash and have agreed to make additional payments over the term of the Collaboration Agreement up to an aggregate of $12.75 million, subject to the achievement of certain development and regulatory milestones. The success of our collaboration with Verily is highly dependent on the efforts provided to the collaboration by Verily and us and the skill sets of our respective employees. Support of these development efforts requires significant resources, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts succeed, the FDA may not approve the developed products or may require additional product testing and clinical trials before approving the developed products, which would result in product launch delays and additional expense. If approved by the FDA, the developed products may not be accepted in the marketplace.
After the initial term of the Collaboration Agreement, in order to commercialize any developed products with Verily, we will need to enter into a commercialization agreement. There is no guarantee that we will be able to enter into such an agreement on commercially reasonable terms or at all. If we are unable to reach agreement with Verily on terms, the up-front fee and regulatory and development milestone payments and our internal development costs would not be recovered and the licenses to use Verily’s technology will expire.
This collaboration may not result in the development of products that achieve commercial success and could be terminated prior to developing any products. In the event of any termination or expiration of the Collaboration Agreement, we may be required to devote additional resources to product development and we may face increased competition, including from Verily. Verily may use the experience and insights it develops in the course of the collaboration with us to initiate or accelerate their development of products that compete with our products, which may create competitive disadvantages for us. Accordingly, we cannot provide assurance that our collaboration with Verily or any other third party will result in the successful development of commercially viable products or result in significant additional future revenues for our company.
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
As of September 30, 2019, we had $34.9 million outstanding under our revolving credit facility provided by of our loan agreement with Silicon Valley Bank (“SVB”). We must make significant annual debt payments under the loan agreement which will divert resources from other activities. Our debt with SVB is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The covenants in the loan agreement, as well as in any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control and future breaches of any of these covenants could result in a default under the loan agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the loan agreement to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

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
The analysis we perform to create the diagnostic report for the Zio service is dependent upon a recording made by each device, which requires the physical return of the Zio monitor to one of our clinical centers. We predominantly rely on the U.S. Postal Service (“USPS”) to perform this delivery service. Delivery of the Zio monitor to one of our clinical centers may be subject to disruption by natural disasters such as earthquake or flooding, labor disagreements or errors on behalf of USPS staff, structural issues timely processing in some geographies, or other disruption to the USPS delivery infrastructure. Further, for the Zio AT monitor, we rely on the provision of cellular communication services for the timely transmission of patient information and reportable events. Once received, all data from both Zio XT and AT monitors is processed, curated and reported on through cloud-

computing resources. The reliability of these communication and cloud services is also subject to natural disasters, labor disruptions, human error, and infrastructure failure.
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
Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to or acquisition of our user data, we may also have obligations to notify users about the incident and we may need to provide some form of remedy for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises user data. In addition, the interpretation and application of consumer, health-related and data protection laws, rules and regulations in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws, rules and regulations may be interpreted and applied in a manner that is inconsistent with our practices or those of our distributors and partners. If we or these third parties are found to have violated such laws, rules or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business. In addition, California recently enacted the California Consumer Privacy Act (“CCPA”), which will become effective on January 1, 2020, and will, among other things, require new disclosures to California consumers and afford such consumers new abilities to opt out of certain sales of personal information. It is likely that amendments will be proposed to this legislation in 2019, and it remains unclear what modifications, if any, will be made to the CCPA and how various provisions of the CCPA will be interpreted and enforced. The effects of the CCPA are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply with this legislation.
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
As of December 31, 2018, we had federal and state net operating loss carryforwards (“NOLs”) of $206.7 million and $107.4 million, respectively, which if not utilized will begin to expire in 2027 for federal purposes and 2019 for state purposes. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage within a rolling three year period. Similar rules may apply under state tax laws. Future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could cause an “ownership change.” If an “ownership change” has occurred in the past or occurs in the future, Section 382 would impose an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. As of December 31, 2018, a Section 382 study has not been performed. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.
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
We use certain open source software in the infrastructure supporting the Zio service. Licensees of open source software may be required to make public and use certain source code, to license proprietary software for free or to make certain derivative works available to others. As a result, we may face claims from companies that incorporate open source software into their products or from open source licensors, claiming ownership of, or demanding release of, the source code, the open source software or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to cease offering the Zio service unless and until we can re-engineer it to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. While we monitor and control the use of open source software in the Zio service and in any third party software that is incorporated into the Zio service, and we try to ensure that no open source software is used in such a way as to require us to disclose the source code underlying the Zio service, there can be no guarantee that such use could not inadvertently occur. These risks could be difficult to eliminate or manage, and, if not addressed, could harm our business, intellectual property protection, financial condition and operating results.
Intellectual property rights may not provide adequate protection, which may permit third parties to compete against us more effectively.
In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements with employees and third parties to protect our intellectual property rights. As of September 30, 2019, we owned, or retained exclusive license to, sixteen issued U.S. patents, the earliest of which will expire in 2028. As of September 30, 2019, we also owned, or retained an exclusive license to, six issued patents from the Japanese Patent Office, two issued patents from each of the Australian, Canadian and European Patent Offices, and one issued patent from the Korean Patent Office. The earliest expiration date of these international patents is 2027. As of September 30, 2019, we had eighteen pending patent applications globally, including three in the United States, five in the European Patent Office, three in Japan, two in each of Korea and Canada, and one in each of Australia, China and India. Our patents and patent applications are directed to covering key aspects of the design, manufacture and use of the Zio monitor and the Zio service.
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
We rely on trademarks, service marks, trade names and brand names, such as our registered trademark “ZIO,” to distinguish our products from the products of our competitors, and have registered or applied to register these trademarks. We cannot assure you that our trademark applications will be approved. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and in proceedings before comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks. Additionally, we are aware of at least one third party that has registered the “IRHYTHM” mark in the European Union in connection with computer software for controlling and managing patient medical information, heart rate monitors, and heart rate monitors to be worn during moderate exercise, among other uses. We and the third party are involved in adversary proceedings before the Trademark Office in the European Union, and those proceedings could impact our ability to register the “IRHYTHM” mark in those jurisdictions.

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
Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our activities could be subject to challenge under one or more of such laws. Any action brought against us for violations of these laws or regulations, even successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act including mandatory treble damages and significant per-claim penalties, which were increased to $11,181 to $22,363 per false claim in 2018.

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
The FDA and state and international authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by any such agency, which may include any of the following sanctions:

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
We can provide no assurance that we will continue to remain in compliance with the QSR or MDD, or to the European Union's new MDRs, which will be required to comply with by May 2020. If the FDA, CDPH or NSAI inspect any of our facilities and discover compliance problems, we may have to cease manufacturing and product distribution until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a delay at our manufacturing facility we may be unable to produce Zio monitors, which would harm our business.
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
In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system in ways that could harm our future revenues and profitability and the demand for the Zio service. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The Affordable Care Act, among other things, imposed an excise tax of 2.3% on the sale of most medical devices, including ours, and any failure to pay this amount could result in the imposition of an injunction on the sale of our products, fines and penalties. Although this tax has been suspended through 2019, it is expected to apply to sales of our products in 2020 and thereafter. The current presidential administration and Congress may continue to pursue significant changes to the current health care laws. We face uncertainties that might result from modifications or repeal of any of the provisions of the Affordable Care Act, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on the medical device industry as a whole is currently unknown. Any changes to the Affordable Care Act are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations. We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.
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
The market price of our common stock may fluctuate substantially in response to, among other things, the risk factors described in this Quarterly Report on Form 10-Q and other factors, many of which are beyond our control, including:

•	changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;

•	quarterly variations in our or our competitors’ results of operations;

•	periodic fluctuations in our revenue, due in part to the way in which we recognize revenue;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

•	changes in reimbursement by current or potential payors;

•	changes in CPT codes or the establishment of new CPT codes applicable to the Zio service;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in the medical device industry in particular;

•	actual or anticipated changes in regulatory oversight of our products;

•	the results of our clinical trials;

•	the loss of key personnel, including changes in our board of directors and management;

•	legislation or regulation of our market;

•	lawsuits threatened or filed against us;

•	the announcement of new products or product enhancements by us or our competitors;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	announcements related to patents issued to us or our competitors and to litigation; and

•	developments in our industry.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION

We were incorporated in Delaware on September 14, 2006. Our principal executive offices are now located at 699 8th Street, Suite 600, San Francisco, CA 94103, and our telephone number is (415) 632-5700. Our website address is www.iRhythmTech.com.  Investors and others should note that we announce material financial information to our investors using SEC filings, press releases, our investor relations website, public conference calls and webcasts. We use these channels as well as social media to communicate with investors, customers and the public about our company, our products and other issues. It is possible that information we post on social media channels could be deemed to be material information. We encourage investors, our customers and others interested in our company to review the information we post on our Facebook page (https://www.facebook.com/iRhythmTechnologies/) and Twitter feed (https://twitter.com/iRhythmTech). The information on, or that may be accessed through, our website and social media channels is not incorporated by reference into this Quarterly Report on Form 10-Q and should not be considered a part of this Quarterly Report on Form 10-Q.

ITEM 6.    EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of, and incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description

10.1	2016 Employee Stock Purchase Plan, as amended February 26, 2019, and related form agreements.
10.2	Employment Letter to Mark Day dated September 3, 2007 between the Registrant and Mark Day.
10.3+	Development collaboration agreement by and among Verily Life Sciences LLC, Verily Ireland Limited, and iRhythm Technologies, Inc.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

+ Portions omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iRhythm Technologies, Inc.

Date: December 23, 2019	By:	/s/ Kevin M. King
Kevin M. King President and Chief Executive Officer (Principal Executive Officer)

Date: December 23, 2019	By:	/s/ Matthew C. Garrett
Matthew C. Garrett Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)