Form 10-K
period 2019-12-31
iRhythm Technologies, Inc.
filed 2020-03-02
CIK 1388658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
FORM 10-K
________________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-37918
________________________________________________________________________________________________________
iRhythm Technologies, Inc.
(Exact name of Registrant as specified in its Charter)
________________________________________________________________________________________________________

Delaware	20-8149544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
699 8th Street, Suite 600 San Francisco, California (Address of principal executive offices)	94103 (Zip Code)
Registrant’s telephone number, including area code: (415) 632-5700
________________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $.001 Per Share, Common Stock traded on the NASDAQ stock market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2019, was approximately $1,950 million.
The number of shares of Registrant’s Common Stock outstanding as of February 21, 2020 was 26,801,044.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statements for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2019.

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $.001 Per Share	IRTC	The Nasdaq Stock Market

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•plans to conduct further clinical studies;
•our plans to modify our current products, or develop new products, to address additional indications;
•the expected growth of our business and our organization;
•our expectations regarding government and third-party payor coverage and reimbursement;
•our expectations regarding the size of our sales organization and expansion of our sales and marketing efforts in international geographies;
•our expectations regarding revenue, cost of revenue, cost of service per device, operating expenses, including research and development expense, sales and marketing expense and general and administrative expenses;
•our ability to retain and recruit key personnel, including the continued development of a sales and marketing infrastructure;
•our ability to obtain and maintain intellectual property protection for our products;
•our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing;
•our ability to identify and develop new and planned products and acquire new products;
•our financial performance; and
•developments and projections relating to our competitors or our industry.
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

PART I
Item 1. Business.
Overview
We are a digital healthcare company redefining the way cardiac arrhythmias are clinically diagnosed by combining our wearable biosensing technology with cloud-based data analytics and deep-learning capabilities. Our goal is to be the leading provider of ambulatory electrocardiogram (“ECG”) monitoring for patients at risk for arrhythmias. We have created a full portfolio of ambulatory cardiac monitoring services on a unique platform, called the Zio service, which combines an easy-to-wear and unobtrusive biosensor that can be worn for up to 14 consecutive days with powerful proprietary algorithms that distill data from millions of heartbeats into clinically actionable information. We believe that the Zio service allows physicians to diagnose many arrhythmias more quickly and efficiently than traditional technologies and avoid multiple indeterminate tests. Early detection of heart rhythm disorders, such as atrial fibrillation (“AF”) and other clinically relevant arrhythmias, allows for appropriate medical intervention and helps avoid more serious downstream medical events, including stroke. Since receiving clearance from the Food and Drug Administration (“FDA”) in 2009, we have provided the Zio service to over two million patients and have collected over 500 million hours of curated heartbeat data, creating what we believe to be the world’s largest repository of ambulatory ECG patient data. This data provides us with a competitive advantage by informing our proprietary deep-learned algorithms, which may enable operating efficiencies, gross margin improvement and business scalability. We believe the Zio service is well aligned with the goals of the U.S. healthcare system: improving population health, enhancing the patient care experience reducing per-capita cost, and improving the clinician experience.
According to the Centers for Disease Control and Prevention, approximately 11 million patients in the United States have a heart rhythm disorder, or arrhythmia. The most common sustained type of arrhythmia is AF. The American Heart Association (“AHA”), estimates that as many as six million people in the United States have AF with at least one-third of these patients being asymptomatic at the time of their diagnosis. Individuals with AF are five times more likely to suffer a stroke; however, the National Stroke Association (“NSA”) estimates that up to 80% of strokes suffered by people with AF are preventable with early detection and proper treatment.
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
We believe the Zio service provides a comprehensive solution that addresses all of these limitations and offers a clear value proposition to patients, providers, and payors by providing an easy-to-use, clinically proven, cost-effective platform solution. Our Zio service is prescribed by physicians for both identifying arrhythmias as well as for identifying risk factors which may be associated with a previously-identified arrhythmia. It improves physician management and diagnosis of arrhythmias by providing a patient-friendly wearable biosensor, curating and analyzing voluminous uninterrupted continuous ECG data, and ultimately creating a concise report that is used by the physician to make a diagnosis that can be integrated into a patient’s electronic health record. We believe our Zio service can continue taking significant market share from the existing ambulatory cardiac monitoring market and expanding the market for new clinical use cases and indications. We believe the Zio service has the potential to supplant traditional technology and become the primary monitoring option for patients who are candidates for ambulatory cardiac monitoring due to its ability to detect more arrhythmias with a high degree of clinical accuracy, which allows for earlier changes in clinical patient management.

The Zio service consists of:
•wearable patch-based biosensors, Zio XT and Zio AT monitors, which continuously records and stores ECG data from every patient heartbeat for up to 14 consecutive days. Zio AT offers the option of timely transmission of data during the prescribed wear period
•cloud-based analysis of the recorded cardiac rhythms using our proprietary, deep-learned algorithms
•a final quality assessment review of the data by our certified cardiographic technicians
•an easy-to-read Zio report, which is a curated summary of findings that includes high-quality and clinically-actionable information which is sent directly to a patient’s physician and can be integrated into a patient’s electronic health record
We refer to both the Zio AT monitor, and the Zio XT monitor herein as our Zio monitor(s), unless otherwise specified.
We have reviewed a body of clinical evidence which we interpret to show, among other advantages, that the Zio service helps reduce healthcare costs and improves arrhythmia detection, characterization and diagnosis by prescribing physicians. These improvements have the potential to change clinical management of patients. Our clinical evidence is helping to drive physician adoption. We interpreted one study of the Zio service, published in The American Journal of Cardiology in August 2013, to show that among 16,142 consecutive Zio service patients in whom an arrhythmia was detected, over 50% of symptomatic arrhythmias detected by the Zio service occurred more than 48 hours into the wear period. Although this study did not directly compare the Zio service to Holter monitoring performance, it should be noted that 48 hours is outside of the typical wear period for Holter monitors. Furthermore, an internal analysis of 500,000 consecutive Zio records concluded that the first incidence of certain critical arrhythmias, specifically ventricular tachycardia, pause, AV block and atrial fibrillation, occurred beyond 7 days in 22%, 18%, 16%, and 13% of patients, respectively. Based upon our review of another prospective comparative study against Holter monitor, published in The American Journal of Medicine in January 2014, we concluded that the Zio service detected 96 arrhythmia events compared to 61 arrhythmia events detected by the Holter monitor (P < 0.001), providing a 57% improvement in diagnostic yield, which is the percentage of patients in whom an arrhythmia was detected during the monitoring period. In summary, we interpreted the clinical results to show that the Zio service is preferred by patients and allows for significantly longer continuous monitoring, improved clinical accuracy, increased detection of arrhythmias by physicians, and meaningful changes in clinical management.
Over two million patients have utilized the Zio service since its commercialization, and as of December 31, 2019, we have achieved both policy coverage and, where applicable, contracts with the majority of payors in the United States including the Centers for Medicare & Medicaid Services (“CMS”) and other government agencies. Over 95% of patients in the U.S. are able to access reimbursed Zio services through our third-party payor contracts, our IDTF participation status with CMS, and self-pay programs when excluding state Medicaid programs. We have designed a comprehensive strategy to allow us to compete favorably in the ambulatory cardiac monitoring market, which includes capturing market share from existing monitoring devices as well as expanding the market through new indications. We expect to drive sales and margin growth in our business by expanding our sales organization, securing additional contracts with commercial payors, maintaining technology leadership through research and development, and continuing to build clinical evidence supporting the benefits of the Zio service.
We have collected over 500 million hours of curated heartbeat data, creating what we believe to be the world’s largest repository of annotated, continuous ambulatory ECG recordings with contextual patient information. This extensive database, along with our proprietary analytic platform, differentiates the Zio service and gives us a competitive advantage. We will continue to seek opportunities to capitalize on our product design, proprietary analytic capabilities and data repository to capture additional opportunities in the digital healthcare market.
We are a vertically-integrated company headquartered in San Francisco, California, and we have additional commercial operations and facilities in Lincolnshire, Illinois, Houston, Texas, and the United Kingdom. We manufacture our devices in Cypress, California. As of December 31, 2019, we had 997 full-time employees. Our revenue was $214.6 million and $147.3 million for the years ended December 31, 2019 and 2018, respectively and we incurred a net loss of $54.6 million and $50.4 million for those same periods.

Market Opportunity
Every year, millions of patients experience symptoms potentially associated with cardiac arrhythmias, a condition in which the electrical impulses that coordinate heartbeats do not occur properly, causing the heart to beat too quickly, too slowly or irregularly. Examples of arrhythmias include supra ventricular arrhythmias, which are fast heart rates that originate from the upper chambers of the heart, atrial tachycardia, atrial flutter and AF. The symptoms of arrhythmias include palpitations or a skipped heartbeat, rapid heartbeat, shortness of breath, dizziness, light-headedness, fainting spells, vertigo, anxiety and fatigue or no symptoms at all. Early detection is essential in order to obtain early treatment and help avoid more serious medical conditions, such as stroke, and additional medical costs.
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
In addition, AF is the leading risk factor for stroke because AF can cause blood to collect in the heart and potentially form a clot, which can travel to the brain potentially resulting in an ischemic stroke. While individuals with AF are approximately five times more likely to suffer a stroke, the NSA estimates that up to 80% of strokes in people with AF can be prevented through early detection and proper treatment. According to the AHA, stroke costs the United States an estimated $34 billion each year in healthcare costs and lost productivity, and is a leading cause of serious long-term disability. The AHA estimates that ischemic strokes represent 87% of all strokes in the United States and that between 15% and 20% of the estimated 690,000 ischemic strokes are attributable to AF.
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
Early detection of AF is critical in optimizing patient care, delivering earlier treatment to help avoid further adverse clinical events, managing symptoms caused by AF, and reducing the total public health burden of treating stroke. The AHA and American Stroke Association (“ASA”) have published treatment guidelines for patients diagnosed with AF to manage heart rhythm and rate and prevent stroke. These early treatments include:
•medications such as oral anticoagulants
•treatment with anti-arrhythmic drugs
•interventions such as cardiac ablation therapy to help control heart rhythm and rate
Atrial fibrillation burden, the amount of time a patient spends in AF during a monitoring period, has been identified in the clinical community as an important measure for determining appropriate and effective therapeutic interventions to manage patients with AF and assessing stroke risk. The calculated AF burden is only as good as the data available for analysis during the monitoring period. Since the most common type of AF occurs intermittently, long-term continuous patch-based monitoring, such as the Zio service, more accurately measures AF burden because every heartbeat is recorded without interruption during the entire monitoring period. A study to determine the correlation between AF burden, as measured by the Zio service, and the risk of stroke in patients was published in JAMA Cardiology in May 2018. Using this data in combination with electronic health record data from 1,965 patients at two large integrated health care delivery systems, the researchers concluded that an increase in the burden of AF is independently associated with a higher risk of ischemic stroke and arterial thromboembolism (“TE”) in patients who are not taking anticoagulant medication. An AF burden of 11.4% or higher was associated with more than three-fold increased risk for stroke or TE event after adjusting for either CHA2DS2-VASc or ATRIA scores, two tools physicians use to assess stroke risk.

Ambulatory Cardiac Monitoring Overview
Arrhythmia symptoms are generally monitored either in a physician’s office or healthcare facility or remotely with the use of ambulatory cardiac monitoring devices. Typically, physicians will administer a resting ECG in their offices to record and analyze the electrical impulses of patients’ hearts. If physicians determine that patients require monitoring for a longer period of time to generate a diagnosis, they have historically prescribed an ambulatory cardiac monitoring device such as a Holter monitor. If the diagnosis is not definitive following the first monitoring period, physicians may prescribe a repeat Holter monitoring period, or alternatively, prescribe event monitors, mobile cardiac telemetry or implantable loop recorders. Physicians use frequency and acuity of symptoms to determine which monitoring device to prescribe. Some physicians own their own ambulatory cardiac monitoring devices and provide ambulatory monitoring services directly to their patients, while others outsource these services to third-party providers.
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
Cardiac Event Monitors and Mobile Cardiac Telemetry
Cardiac event monitoring is another type of non-invasive, ambulatory monitoring. Event monitoring differs from Holter monitoring in that the monitor is prescribed and worn for a longer period of time, up to 30 days, and the data recorded during the wear period are symptom driven. Event monitors generally record several minutes of activity at a time and then start over, a process referred to as memory loop recording. There are many types of event recorders available with a range of features including patient-triggered or auto-detected symptom recording, and manual data transmission or auto-send. Typically, physicians prescribe event monitors for patients with lower acuity symptoms. Mobile cardiac telemetry, also known as MCT, is another form of event monitor that usually uses wireless technology, such as a cell phone network, to transmit event data during the wear period for both patient-triggered and auto-detected events to a monitoring facility where the ECG data is analyzed and the facility determines if physicians should be notified of significant events. Typically, physicians prescribe MCT for patients with higher acuity symptoms such as syncope, or fainting, that require more timely notification and actions.
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
Implantable Loop Recorders
A separate segment of ambulatory cardiac monitoring consists of implantable diagnostic products such as implantable loop recorders, also known as insertable cardiac monitors. Implantable loop recorders are implanted underneath a patient’s skin during a hospital-based, minimally-invasive procedure. These devices remain implanted in a patient for up to three years, capturing data in a looping manner for patient-triggered or automatically-detected events. Limitations of this monitoring option include the semi-permanent nature of the implant, infection risks during insertion and removal, non-continuous data collection, under- or over-sensing which may exhaust the memory of the loop recorder, risk of missing events due to the looping nature of the recording, and the high cost of the device.

Limitations of Traditional Ambulatory Cardiac Monitors
Limitations of the various types of traditional ambulatory cardiac monitors can include the following:
•short prescribed monitoring periods leading to low diagnostic yield
•non-continuous and interrupted data collection, resulting in an incomplete picture of a patient’s arrhythmia experience
•bulky monitoring equipment with dangling electrode leads causing discomfort and low patient compliance
•the need to use multiple, often times costly, diagnostic options that would not be necessary if initial tests had produced a higher diagnostic yield
•the generation of excessive and uncurated data for the physician to analyze
•over notification of non-actionable events
We believe there is a significant opportunity for a disruptive arrhythmia monitoring solution that offers a portfolio of ambulatory cardiac monitoring services on a single platform that is cost effective and provides certainty in a single test obtained through uninterrupted continuous monitoring, combined with patient-friendly design, to enhance compliance and simplify the monitoring experience while maximizing diagnostic yield.
Our Solution
We have developed an uninterrupted, long-term continuous ambulatory cardiac monitoring platform known as the Zio service that provides continuous ambulatory cardiac monitoring through both the Zio XT monitor and Zio AT monitor. The FDA-cleared and CE-marked Zio service combines a wire-free, patch-based, 14-day wearable biosensor with a proprietary cloud-based data analytic platform to help physicians monitor patients and diagnose arrhythmias with a high degree of accuracy and confidence. Since commercialization, over two million patients have utilized the Zio service, and we have collected over 500 million hours of heartbeats, creating what we believe to be the world’s largest repository of curated ambulatory ECG patient data.

While wearing either the Zio XT or Zio AT monitor, patients have the ability to mark when symptoms occur by pressing a trigger button on the device, and separately recording contextual data like activities and circumstances in a written symptom diary or digitally via the myZio application. This allows physicians to match symptoms and activity with ECG data. Following the wear period, the monitor is returned and data are uploaded to our secure cloud and run through our proprietary, deep-learned algorithms. A concise report of preliminary findings is prepared by our certified cardiographic technicians and made available on our proprietary cloud-based portal, ZioSuite, that allows clinicians to connect via a web browser or mobile application. Zio AT offers the additional capability of actionable transmissions during the wear period to assist physicians in diagnosing and treating the small percentage of the population requiring more timely action. During the Zio AT wear period, physicians will receive notifications if there are significant events that meet pre-determined arrhythmia detection criteria.

We believe the Zio service is a disruptive option for ambulatory cardiac monitoring. The Zio service addresses patient compliance, continuously monitors patients without requiring patient maintenance for up to 14 consecutive days and produces easy-to-read, comprehensive digital reports that provide the information physicians need to make accurate and timely clinical decisions. Clinical studies have shown that our innovative digital healthcare solution improves physicians’ abilities to detect arrhythmias by increasing diagnostic yield, and potentially allows them to change the course of treatment. Our proprietary deep-learned algorithms give us a competitive advantage due to the depth and breadth of ECG data available from the over 500 million hours of curated and annotated ECG data collected to date. Additionally, we believe we have the first mover advantage in the long-term continuous market, particularly related to our efforts to secure both policy coverage and, where applicable, contracts with the majority of payors in the United States including CMS and other government agencies. As of December 31, 2019, over 95% of patients in the U.S. are able to access reimbursed Zio services through our third-party payor contracts, our IDTF participation status with CMS, and self-pay programs when excluding state Medicaid programs.
We are actively working to make the Zio service the standard of care for patients who require ambulatory cardiac monitoring. Our solution helps reduce healthcare costs and improves arrhythmia detection, characterization and diagnosis by providing simple, seamless integration of heart rhythm data from patient to cloud to physician. We believe we offer a high value, low cost, disruptive solution to a market ready for innovative technology.
Key Benefits
Value to Patients
We designed the Zio monitor specifically to address patient compliance issues common to other ambulatory cardiac monitors. Our wire-free wearable biosensor is easy to apply, comfortable, lightweight and unobtrusive. The Zio monitor requires no patient management or manipulation during the wear period because no battery changes, patch changes, adhesive changes or lead wire / electrode management is required. Patients wear it discreetly during activities of daily life including exercising and showering for up to 14 consecutive days. We interpreted a clinical study by Barrett et al published in The American Journal of Medicine in January 2014, or the Barrett Study, to confirm that the Zio service is a patient-friendly monitoring option, and the study noted that 94% of patients found the Zio monitor comfortable to wear. The Zio monitor allows patients to mark when a symptom occurs by pressing a button on the Zio monitor and logging the surrounding circumstances into a written or digital symptom diary, thus allowing physicians to link symptoms with the ECG data. Additionally, patients have access to our professional 24/7 customer service team and dedicated financial counselors to address any product, service, enrollment or billing questions.

Value to Providers
Providers, such as physicians, receive high-quality, easy-to-read, actionable digital reports that help them diagnose patients and streamline clinical workflow. The Zio service has been shown in multiple peer-reviewed published clinical studies to detect more arrhythmias compared to Holter monitoring during their respective prescribed wear periods confirming the Zio service's added benefit of higher diagnostic yield beyond 48 hours of wear time. We analyze and generate patient reports at our CMS-certified independent diagnostic testing facilities (“IDTFs”) staffed with our certified cardiographic technicians who specialize in advanced arrhythmia interpretation to help ensure high accuracy and quality of reports before delivering them to the prescribing physician. Due to high patient compliance, the reports include up to 14 days of non-interrupted data correlated with patient-triggered and diary symptom events. Physicians can use this continuous correlated data to more conclusively diagnose arrhythmias.

Accurate detection and higher diagnostic yield allow physicians to more quickly prescribe the appropriate treatment options for patients, while minimizing the need for repeat testing. From our review, we determined that in 28% of cases observed in a clinical study by Rosenberg et al published in Pacing and Clinical Electrophysiology in March 2013, or the Rosenberg Study, the physician changed the patient’s clinical management after prescribing the Zio service as compared to a Holter monitor.
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
Value to Payors
The Zio service offers a high-yield, low-cost solution compared to other monitoring modalities.

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
We believe that the Zio service is the best test for most patients requiring ambulatory cardiac monitoring because it allows physicians to identify a timely course of treatment and avoids healthcare costs associated with additional monitoring. The Zio monitor is patient friendly and allows significantly longer and more continuous monitoring, resulting in improved clinical accuracy and a potentially meaningful change in clinical management. Better diagnostic yield results in decreased costs due to fewer additional tests. We believe that the Zio service could reduce the need for multiple consecutive tests because it offers certainty in a single test.
Early detection of arrhythmias allows physicians to assess a patient’s risk factors and decide on the best treatment course for avoiding potentially more severe downstream conditions. Specifically, the early detection of AF allows physicians to consider strategies to mitigate the risk of stroke. According to multiple studies, preventative treatments, such as oral anticoagulants, have been shown to reduce stroke rates by 80%, thereby potentially avoiding the patient effects of stroke and the high costs associated with post-stroke management.
Our Technology Platform

The Zio service is built on a proven technology platform that is designed to integrate seamlessly across the health system to provide long-term continuous ambulatory cardiac monitoring. It consists of (1) a patient-friendly, patch-based biosensor that maximizes patient comfort and compliance, (2) a deep-learned neural network algorithm that provides accurate analytics and clinical results, (3) skilled clinical and operational staff who utilize proprietary software to ensure quality in clinical results and are available 24/7 to support physician and patient needs, and (4) a cloud-based portal, ZioSuite, through which physicians can access and interpret the Zio reports via a web browser or mobile application.

The platform typically collects up to 1.5 million heartbeats of data for each patient during a single application of up to 14 consecutive days. Our Zio service delivers a curated, concise, and clinically actionable report to the prescribing physician. Through the Zio AT offering, which we fully launched commercially in October 2019, physicians can access the additional capability of timely transmissions during the wear period. During the wear period, physicians will receive notifications and reports if there are significant events that meet pre-determined arrhythmia detection criteria.

Zio XT and AT monitors
The Zio monitor is a single-use, wire-free, wearable patch-based biosensor that records a patient’s heartbeats and ECG data. The Zio monitor was specifically designed with the patient and physician in mind. The Zio monitor includes the following features:
•patented clear, flexible, lightweight, wire-free design
•unobtrusive and inconspicuous profile
•proprietary adhesive backing designed to keep the Zio patch securely in place for the duration of the prescribed wear period
•water-resistant functionality, allowing patients to shower, sleep, and perform normal daily activities, including moderate exercise
•hydrogel electrodes and a compliant mechanical design to deliver a clear ECG with minimal artifact from movement
•large symptom button, or patient trigger, that is easy to find and press
•indicated single application wear period of up to 14 days (for longer monitoring prescriptions, additional Zio AT monitors will be provided)
•sufficient battery power for the entire wear period, without the need to recharge or replace batteries

Symptoms can be logged through a paper symptom log or through two digital platforms:
•myZio.com website
•myZio App (iOS and Android)

The Zio XT service monitors continuously for up to 14 days, delivering a comprehensive report after return and analysis. The Zio AT service delivers the same comprehensive final report, but also provides physicians with actionable notifications during the wear period. These timely alerts are provided via a Bluetooth capability in the Zio AT monitor that sends data to a wireless gateway. The wireless gateway, slightly larger than a smart phone, is provided to the patient at the time of monitor application and will collect and transmit data from the monitor to the cloud via an LTE protocol.

Enrollment and Initiation of the Zio service
Once a physician determines a patient is a candidate for the Zio service, the patient is enrolled through our online portal, ZioSuite. The wire-free Zio monitor is applied to the patient’s chest by the clinical staff, and monitoring is initiated. There is also an option for physicians to enroll patients remotely. With this option, the physician enrolls the patient and the patient receives the Zio monitor in the mail along with a detailed set of self-application instructions.
Monitoring
The Zio monitor is worn continuously by the patient for up to 14 days without the need for patient maintenance. The Zio monitor can be worn in the shower, while sleeping, and during moderate exercise. During the wear period, the device continuously stores and records all ECG data. The Zio monitor features a patient trigger button for marking any symptoms during the wear period; the patient is instructed to push the button when a symptom occurs and make a corresponding entry into the written or digital symptom diary. At the end of the prescribed wear period, the patient removes the device and places it and the written diary (if applicable) into a pre-paid postal box, which ships to one of our clinical centers.
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
Final Zio Report and the ZioSuite Web Portal
The final Zio report, which is curated for both Zio XT and Zio AT patients, provides information in a concise format for review and interpretation by the patient’s physician. Data provided includes total analysis time, AF burden, AF duration, comprehensive symptom/rhythm correlation, detailed findings per day, and arrhythmia type. If pre-determined physician notification criteria for symptoms are met, the prescribing physician is notified by phone of the serious findings prior to the Zio report being made available electronically. The Zio report is delivered through our secure, HIPAA compliant web portal, ZioSuite. ZioSuite is an easy to use, intuitive, and comprehensive portal for clinicians that streamlines clinical workflows to enable cardiac care. By enabling streamlined workflows, ZioSuite reduces administrative burden and helps to create more time for patient management. Physicians can open the Zio report and add their interpretation into the report file. These reports can be uploaded into the patients’ electronic medical record for storage and are available for use by the patient’s other physicians. Excerpts of these reports are included below to highlight the key features.

Up to 14-days continuous recording and storage
Up to 20,000 minutes of continuous ECG data, equivalent to approximately 1.5 million heartbeats.
Easy-to-read summary

Preliminary findings based on both the proprietary algorithms and certified cardiographic technicians. Final interpretation by a patient’s physician.
Comprehensive symptom/rhythm correlation
Patient-triggered and symptom logged events mapped to arrhythmia.
AF Burden
Total AF during wear period and daily AF burden.
AF Duration
Total number of AF episodes categorized by duration

Reporting Events During the Wear Period with Zio AT
The Zio service with Zio AT includes a wireless gateway that provides connectivity between the Zio AT monitor and our monitoring center which enables symptomatic and asymptomatic data transmission during the prescribed wear period. The Zio AT monitor, in conjunction with the wireless gateway and the unique Zio arrhythmia detection algorithm, has arrhythmia auto-detection capabilities that produce actionable event data for physician review. The definition of an actionable arrhythmia event is customized by the physician to meet his or her needs, with the intent to reduce the number of over-notifications of data that do not require more timely medical action. Additionally, patients have the option of pressing a trigger button which marks the continuous record and initiates a wireless transfer of a 90 second ECG strip to our monitoring center. In addition to the final Zio report, physicians receive daily symptomatic and auto-detected arrhythmia event reports.

ECG strip of auto-detected actionable arrhythmia event from Zio AT Transmission Report.
Zio AT improves the speed and accuracy of diagnosis relative to traditional mobile cardiac telemetry (MCT) devices and services. The patient-friendly design of the Zio monitor enables 98% patient compliance over prescribed wear times. We believe a comparative review of published literature with our clinical data indicates that the Zio AT solution is able to detect critical arrhythmias up to five days sooner than the leading competitor. Further analysis indicates that Zio AT achieves a higher diagnostic yield in half the time of leading competitive MCT services (83% diagnostic yield in just 14 days vs. 61% of a competitive service over a 30 day prescription period.) Additionally to date, 99.6% of interpreting physicians have agreed with the findings of the final Zio AT patient report, which we believe demonstrates efficiency and time-savings gains for interpreting physicians.
Our Collaboration with Verily
On September 3, 2019, we entered into a Development Collaboration Agreement (the “Development Agreement”) with Verily Life Sciences LLC (an Alphabet Company and referred to as “Verily”). Pursuant to the terms of the Development Agreement, the parties will develop certain next-generation AF screening, detection, or monitoring products, which involve combining Verily and our technology platforms and capabilities. Under the terms of the Development Agreement, we paid Verily an upfront fee of $5 million in cash. In addition, we will pay Verily up to an aggregate of $12.75 million in additional milestone payments upon achievement of various development and regulatory milestones over the 24 months of the Development Agreement, which payments will be made in cash directly to Verily.
The Development Agreement provides each party with certain licenses to use certain intellectual property of the other party for development activities in the field of AF screening, detection, or monitoring. Ownership of developed intellectual property will be allocated to the parties depending on the subject matter of the underlying developed intellectual property, and, for certain subject matter, shall be jointly owned.

During the term of the Agreement, the parties agreed not to collaborate with certain parties to develop or commercialize products on a disease management platform for certain AF patients, and the parties agreed to certain exclusivity provisions on development and commercialization of products for certain AF patients, subject to exceptions, including contractual rights and rights with respect to pre-existing product offerings.
Business Strategy
Our goal is to be the leading ambulatory cardiac monitoring option for patients at risk for arrhythmias. The key elements of our strategy include:
•Further penetrating the existing ambulatory cardiac monitoring market. We intend to expand our market penetration by targeting the large existing ambulatory cardiac monitoring market in the United States and driving broader awareness of its advantages. We will leverage our platform of products, Zio XT and Zio AT, as a way of meeting the ambulatory cardiac monitoring needs of targeted large integrated delivery networks (“IDN”). We will continue to position the Zio service as providing certainty in a single test due to high patient compliance and superior quality of uninterrupted data.  Zio XT will be positioned as the workhorse service while Zio AT is appropriate for the smaller percentage of the population that requires timely notification. Marketing and education throughout the medical community are key to bringing awareness and communicating the strong clinical evidence backing the Zio service. In addition, we expect to continue developing and publishing clinical evidence to demonstrate the advantages of the Zio service. Also, within existing accounts, we will continue to introduce our Zio service beyond cardiology and electrophysiology into other departments, including neurology, emergency rooms and primary care offices. To enable this broader adoption within a hospital system, we have successfully interfaced the Zio ordering and report posting processes into a number of large health systems’ Electronic Health Record (“EHR”) systems. This seamless integration of Zio workflow processes into those already used within the IDN has proven to be a key factor in spurring growth within existing and new accounts and is an important part of our ongoing market penetration strategy.
•Expanding our sales organization in the U.S. To capture new account opportunities and support growth in existing accounts, we have built a direct sales organization consisting of sales management, field billing specialists, quota-carrying sales representatives, and a customer experience team. We will continue to invest in the expansion of this scalable infrastructure and believe this investment will drive adoption of the Zio service.
•Pursuing international expansion opportunities. While our initial commercial focus is the U.S. market, we have initiated efforts that will allow for future expansion into international geographies. We have an initial presence in the United Kingdom with efforts underway to pursue national reimbursement. We are also conducting diligence and prioritizing other geographies based on market size, regulatory pathway and reimbursement opportunity.
•Expanding indications and clinical use cases. We intend to continue expanding indications and clinical use cases for the Zio service in untapped patient populations at risk for arrhythmias through our clinical and market development efforts. We believe these additional indications and clinical use cases represent a significant opportunity for us. This market development initiative includes expanding use for our Zio service into the following patient populations:
◦patients at high risk for asymptomatic (silent) AF, estimated to be at least ten million patients at any given time;
◦ongoing management of paroxysmal atrial fibrillation patients, estimated to be one million at any given time;
◦post-ischemic stroke patients, with an annual incidence of 690,000 patients;
◦post-cardiac catheter ablation patients, estimated to be 150,000 annual procedures; and
◦post-transcatheter aortic valve patients, estimated to be 50,000 annual procedures.

•Advancing our technology offering and continuing to solidify our footprint in digital healthcare. We continue to invest in building a unique, innovative product portfolio that addresses unmet needs in the ambulatory cardiac monitoring market. Additionally, we believe that we have collected the world’s largest repository of ECG data from ambulatory patients, and we will continue to look for ways to utilize our proprietary data to create value-driving opportunities in digital healthcare, such as expansion of indications for the Zio service, new therapeutic discoveries, development of an analytical engine for ambulatory consumer and other medical data, including the curation of third-party biosensor data and payor and provider decision support, as well as internal operating improvements.
Reimbursement and Revenue from the Zio service
We receive revenue for the Zio service primarily from third-party payors, which include commercial payors and government agencies, such as CMS and the military. In addition, a small percentage of institutions, which are typically hospitals or private physician practices, purchase the Zio service from us directly.
Third-party payors require us to identify the service for which we are seeking reimbursement by using a Current Procedural Terminology (“CPT”) code set maintained by the American Medical Association (“AMA”). For the year ended December 31, 2019, we received 80% of our revenue through third-party payors. As we continue to contract with more commercial insurers and the patient population ages and becomes eligible for CMS programs, we believe more of our revenue will convert to third-party payor billing.
Our clinical centers, where we conduct the analysis of ECG data captured by the Zio XT monitor and the Zio AT monitor, are CMS-certified IDTFs that qualify us as a provider and allow us to bill CMS directly for the Zio service. We meet CMS requirements, including having an independent medical director for oversight and certified cardiographic technicians for quality assurance of our Zio reports.
Clinical Results and Studies
The Zio service has been the subject of many peer-reviewed publications on its effectiveness to date. This body of clinical evidence is driving clinical adoption and clinical use case expansion. The following sections summarize a few of the key clinical studies which have been driving adoption of the Zio service. In our discussion of the results of these publications, we have indicated changes in percentage terms, regardless of sample size, and the statistical significance is demonstrated by the relevant p-values, all of which are less than 0.05, which is the commonly accepted threshold for statistical significance. This follows the convention used by the authors of the study as well as standard clinical practice.
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

Diagnostic Yield and Monitoring Preference
In the Barrett study, a prospective head-to-head study comparing the detection of arrhythmias between a 24-hour Holter monitor, which has a typical prescribed wear period of 24-48 hours, and the 14-day Zio service, a total of 146 patients referred for evaluation of cardiac arrhythmias between April 2012 and July 2012 underwent simultaneous ambulatory ECG recording with both devices. The purpose of the Barrett study was to determine the number of arrhythmia events and the percentage of patients in whom an arrhythmia was detected, known as “diagnostic yield,” during the comparative prescribed wear periods. Our interpretation of the results of the Barrett study are that over the total wear period of each device, the Zio service detected 96 arrhythmia events compared with 61 arrhythmia events by the Holter monitor (P < 0.001) providing a 57% improvement in diagnostic yield. An increase in diagnostic yield provides increased data for the prescribing physician to use when making a diagnosis. In addition, we interpreted survey results to show that 94% of patients found the Zio XT monitor comfortable to wear, whereas only 52% patients found the Holter monitor comfortable to wear. Of the 102 physicians surveyed, from our review, we concluded that 90% thought a definitive diagnosis was achieved using data from the Zio service, as opposed to 64% using data from the 24-hour Holter monitor. This clinical trial, however, was a single center study with a relatively small sample size which did not compare the Zio service with any product except the Holter monitor.

A prospective, randomized study by Eysenck et al, published in the Journal of Interventional Cardiac Electrophysiology in February 2019, compared the accuracy of AF burden detection across four different categories of external cardiac monitors ("ECMs") to implanted pacemakers ("PPM"), the ‘gold standard’ of rhythm monitoring. The study enrolled 21 patients previously implanted with a PPM, each acting as their own control subject, who wore every ECM, including Zio XT, for two weeks in randomized order. Zio XT had an R-squared assessment of fit value of 0.99 compared to the PPM. Zio XT was the only monitor to detect 100% of clinically relevant AF, outperforming the other ECM monitors in the study.
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

In November 2019, we announced our participation in a new, randomized, controlled study, GUARD-AF (Reducing stroke by screening for undiagnosed atrial fibrillation in elderly individuals), sponsored by the Bristol-Myers Squibb-Pfizer Alliance. The study seeks to determine if earlier detection of AF through screening in previously undiagnosed men and women ultimately impacts the rate of stroke, compared to usual standard medical care. The screening arm will utilize the Zio XT service. The GUARD-AF study population (n=52,000) will include men and women at least 70 years of age visiting their primary care physician for usual follow-up care. The primary outcome measures will be stroke and bleeding events leading to hospitalization. The trial will identify outcome events using insurance claims from a healthcare claims database which, although subject to certain limitations, is expected to provide evidence on health outcomes associated with AF detection intervention that may help inform future guidelines.
Research and Development
Our research and development activities are focused on:
•Improvements and extensions to existing products and services. We are continuously working to improve the Zio service to increase patient comfort, product quality, operational scalability and security

•Advancing our technology offering. Our product pipeline includes patch-based solutions that combine continuous monitoring for extended periods with accelerated notification of significant events through mobile transmission capabilities
•Customer workflow optimization. We have initiatives that aim to increase customer productivity by optimizing workflow through easier patient enrollment, report access and interpretation, and integration of Zio reports directly into electronic health records
•Data analytics. We are focused on improving and enhancing our backend deep-learned analytic platform, building on our core competency in data analytics
•Developing clinical evidence. We are involved in clinical studies to further support the benefits of the Zio service and expand indications for use
•Continuing to solidify our footprint in digital healthcare. Using our repository of ambulatory ECG patient data, we will continue to look for ways to create value-driving opportunities in digital healthcare, such as expansion of indications for the Zio service, new therapeutic discoveries, development of an analytical engine for ambulatory consumer and other medical data and payor and provider decision support
Our research and development activities consist of software development, algorithm and product development, regulatory affairs, and clinical research. Our research and development expense was $37.3 million, $20.9 million and $13.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Sales and Marketing
We market our ambulatory cardiac monitoring solution in the United States through a direct sales organization comprised of sales management, field billing specialists, quota-carrying sales representatives, and a customer experience team. As of December 31, 2019 we had 139 sales representatives on a full-time equivalent basis, compared to 112 in 2018, and 86 in 2017. Our sales representatives focus on initial introduction into new accounts, penetration across a sales region, driving adoption within existing accounts and conveying our message of clinical and economic value to service line managers, hospital administrators, and other clinical departments. We continue to increase the size of our U.S. sales organization to expand the current customer account base and increase utilization of our Zio service. In addition, we will continue exploring sales and marketing expansion opportunities in international geographies.
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
Competition
We operate in a highly competitive and fragmented industry, subject to rapid change and significantly affected by new product introductions, results of clinical research, corporate combinations and other factors. Large competitors in the ambulatory cardiac market include companies that sell standard Holter monitors including GE Healthcare, Philips Healthcare, Mortara Instrument, Inc., Spacelabs Healthcare Inc. and Welch Allyn Holdings, Inc., which was acquired by Hill-Rom Holdings, Inc. Additional competitors, such as BioTelemetry, Inc. and Preventice Solutions, Inc., offer ambulatory cardiac monitoring services and also function as service providers.
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
We believe the principal competitive factors in our market include:
•ease of use, comfort and unobtrusiveness of the device for the patient;
•quality and clinical validation of the deep-learned algorithms used to detect arrhythmias;

•concise and comprehensive reports supporting efficient physician interpretation;
•ease of use of service workflow for physicians and supporting clinicians;
•contracted rates with third-party payors;
•government reimbursement rates associated with our products and services;
•quality of clinical data and publications in peer-reviewed journals;
•size, experience, knowledge and training of sales and marketing teams;
•availability and reliability of sales representatives and customer support services;
•workflow protocols for solution implementation in existing care pathways;
•reputation of existing device manufacturers and service providers; and
•relationships with physicians, hospitals, administrators, and other third-party payors.
Intellectual Property
To protect our proprietary rights, we rely on a combination of trademark, copyright, patent, trade secret and other intellectual property laws, employment, confidentiality and invention assignment agreements and protective contractual provisions with our employees, contractors, consultants, suppliers, partners and other third parties.
As of December 31, 2019 we owned, or retained an exclusive license to, seventeen issued patents from the U.S. Patent Office, six issued patents from the Japanese Patent Office, two issued patents from each of the Australian, Canadian and European Patent Offices, and one issued patent from the Korean Patent Office:

Country	Pat. No.	Issue Date	Expiration Date
USA	8,150,502	4/3/2012	11/20/2028
USA	8,160,682	4/17/2012	2/3/2029
USA	8,244,335	8/14/2012	1/21/2029
USA	8,538,503	9/17/2013	5/12/2031
USA	8,560,046	10/15/2013	6/2/2031
USA	9,173,670	11/3/2015	4/7/2034
USA	9,241,649	1/26/2016	10/19/2031
USA	9,451,975	9/27/2016	4/7/2034
USA	9,597,004	3/21/2017	10/30/2035
USA	9,955,887	5/1/2018	10/30/2035
USA	10,098,559	10/16/2018	10/30/2035
USA	10,271,754	4/30/2019	1/23/2034
USA	10,299,691	5/28/2019	10/20/2035
USA	D852965	7/2/2019	7/2/2034
USA	D854167	7/16/2019	7/16/2034
USA	10,405,799	9/10/2019	4/10/2033
USA	10,517,500	12/31/2019	5/12/2031
Japan	5,203,973	2/22/2013	2/6/2027
Japan	5,559,425	6/13/2014	5/12/2031
Japan	6,198,849	9/1/2017	1/23/2034
Japan	6,336,640	5/11/2018	1/23/2034
Japan	6,491,826	3/8/2019	5/12/2031
Japan	6,495,228	3/15/2019	5/12/2031
Australia	2,011,252,998	12/10/2015	5/12/2031
Australia	2,014,209,376	6/29/2017	1/23/2034
Canada	2,651,203	9/19/2017	2/6/2027
Canada	2,797,980	8/18/2015	5/12/2031
Korea	10-1513288	4/13/2015	5/12/2031
European	EP1981402	8/10/2016	2/6/2027
European	EP2568878	7/25/2018	5/12/2031
As of December 31, 2019, we had nineteen pending patent applications globally, including three in the United States, five in the European Patent Office, four in Japan, two in each of Korea and Canada, and one in each of Australia, China and India.
As of December 31, 2019, our trademark portfolio contained a U.S. trademark registration for the mark My ZIO, ZIO and a pending U.S. application for Zio AT.  It also contained registered trademarks for the mark IRHYTHM in Australia and the European Union and pending applications for that mark in Australia, Austria, Canada, China, Denmark, Finland, France, Germany, Japan, Norway, Sweden, Switzerland, United Kingdom and United States. It further contained pending applications for the mark ZIO in Australia, Canada, China, Japan, Norway and Switzerland and a registered trademark for ZIO in the European Union.
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
Our quality control management programs have earned us a number of quality-related designations. Our Cypress, California manufacturing facilities, have received EN ISO 13485:2012 certification. The NSAI most recently conducted an ISO 13485 recertification audit in 2017, and ISO certification was received. We have been an FDA-registered medical device manufacturer since 2008 and have been a California-licensed medical device manufacturer since 2009. The most recent FDA audit of our manufacturing facility occurred in October 2018, and no formal observations resulted. No additional follow up with the FDA was required and we believe that we are in substantial compliance with the QSR.
Circuit board components of the Zio XT and Zio AT monitors are provided by contract electronic manufacturers, Kimball Electronics, Inc., and Veris Manufacturing, Inc. We have manufacturing service agreements with both providers that allow either party to terminate the agreement with 90 days prior written notice. There are a number of additional critical components and sub-assemblies sourced by other vendors. The vendors for these materials are qualified through stringent evaluation and testing of their performance. We implement a strict no-change policy with our contract manufacturers to ensure that no components are changed without our approval. Our production group in Cypress, California performs inspection, assembly, testing and product release.
Order quantities and lead times for components purchased from suppliers are based on our forecasts derived from historical demand and anticipated future demand. Lead times for components may vary significantly depending on the size of the order, time required to fabricate and test the components, specific supplier requirements and current market demand for the components and subassemblies. To date, we have not experienced unmanageable delays in obtaining any of our components or subassemblies.
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
The FDA regulates the medical device market to ensure the safety and efficacy of these products. The FDA allows for two primary pathways for a medical device to gain approval for commercialization: a successful premarket approval (“PMA”), application or 510(k) clearance pursuant to Section 510(k) of the FD&C Act. A novel product must go through the more rigorous PMA process if it cannot receive authorization through a 510(k) clearance. FDA has established three different classes of medical devices that indicate the level of risk associated with using a device and the consequent degree of regulatory controls needed to govern its safety and efficacy. Most Class I devices are exempt from 510(k) requirements. Most Class II devices, including the Zio XT and Zio AT monitors, and the Zio ECG Utilization Service System, or the ZEUS System, require 510(k) clearance from the FDA in order to be marketed in the United States. A 510(k) submission must demonstrate that the device is substantially equivalent to a device legally in commercial distribution in the United States: (1) before May 28, 1976; or (2) to another device that has been cleared through the 510(k) process and determined by FDA to be substantially equivalent. To be substantially equivalent, the proposed device must have the same intended use as the predicate device and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence. In some instances, data from human clinical trials must also be submitted in support of a 510(k) submission. If so, this data must be collected in a manner that conforms with specific requirements in federal regulations. Most Class III devices are high-risk devices that pose a significant risk of illness or injury or devices found not to be substantially equivalent to Class I and II predicate devices through the 510(k) process and require PMA. The PMA process for Class III devices is more involved and includes the submission of clinical data to support claims made for the device.
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
Pervasive and Continuing Regulation
After a device is placed on the market, numerous regulatory requirements continue to apply. These include:
•the FDA’s QSR, which requires manufacturers, including their suppliers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process
•labeling regulations and FDA prohibitions against the promotion of products for un-cleared, unapproved or off-label uses
•medical device reporting (“MDR”) regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur
•medical device recalls, which require that manufacturers report to the FDA any recall of a medical device, provided the recall was initiated to either reduce a risk to health posed by the device, or to remedy a violation of the FD&C Act caused by the device that may present a risk to health
•post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device
After a device receives 510(k) clearance or PMA approval, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with the determination not to seek a new 510(k) clearance or PMA, the FDA may retroactively require a new 510(k) clearance or premarket approval. The FDA could also require a manufacturer to cease marketing and distribution and/or recall the modified device until 510(k) clearance or premarket approval is obtained. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines, penalties, and warning letters.
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
Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:
•warning letters, fines, injunctions, consent decrees and civil penalties
•repair, replacement, refunds, recall or seizure of our products

•operating restrictions, partial suspension or total shutdown of production
•refusing our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products
•withdrawing 510(k) clearance or premarket approvals that have already been granted
•criminal prosecution
European Union
The Zio XT monitor is currently regulated in the European Union as a medical device per the European Union Directive 93/42/EEC, also known as the Medical Device Directive (“MDD”). The MDD sets out the basic regulatory framework for medical devices in the European Union. In May 2020, the MDR, a more comprehensive regulatory framework, will replace the MDD.
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
Health Insurance Portability and Accountability Act
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), established comprehensive federal protection for the privacy and security of health information. Under HIPAA, the Department of Health and Human Services (“HHS”), has issued regulations to protect the privacy and security of protected health information used or disclosed by Covered Entities, including healthcare providers, such as us. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. The privacy regulations protect medical records and other protected health information by limiting their use and release, giving patients the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. The HIPAA security standards require the adoption of administrative, physical, and technical safeguards and the adoption of written security policies and procedures. HIPAA requires Covered Entities to execute Business Associate Agreements with individuals and organizations, or Business Associates, who provide services to Covered Entities and who need access to protected health information. We are a Covered Entity and a provider under HIPAA and subject to HIPAA regulations.
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
Employees
As of December 31, 2019, we had 997 full-time employees. None of our employees is represented by a labor union or is a party to a collective bargaining agreement, and we believe that our employee relations are good.
Corporate and Other Information
We were incorporated in Delaware on September 14, 2006. Our principal executive offices are located at 699 8th Street, Suite 600, San Francisco, CA 94103, and our telephone number is (415) 632-5700. Our website address is www.iRhythmTech.com. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on, or accessible through, our website is not part of this document.
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

We have incurred net losses since our inception in September 2006. For the year ended December 31, 2019 and 2018, we had net losses of $54.6 million and $50.4 million, respectively, and expect to continue to incur additional losses. As of December 31, 2019, we had an accumulated deficit of $260.4 million. The losses and accumulated deficit were primarily due to the substantial investments we made to develop and improve our technology and products and improve our business and the Zio service through research and development efforts and infrastructure improvements. Over the next several years, we expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our Zio service, which includes Zio XT and Zio AT, and to develop additional arrhythmia detection and management products and services. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses or at all. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

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

Our quarterly and annual results of operations, including our revenue, profitability and cash flow, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly and annual results may decrease the value of our common stock. Factors that may cause fluctuations in our quarterly and annual results include, without limitation:

•market awareness and acceptance of the Zio service;
•our ability to get payors under contract at acceptable reimbursement rates;
•the availability of reimbursement for the Zio service through government programs;
•our ability to attract new customers and improve our business with existing customers;
•results of our clinical trials and publication of studies by us, competitors or third parties;
•the timing and success of new product introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;
•the amount and timing of costs and expenses related to the maintenance and expansion of our business and operations;
•changes in our pricing policies or those of our competitors;
•general economic, industry and market conditions;
•the regulatory environment;
•expenses associated with unforeseen product quality issues;
•timing of physician prescriptions and demand for our Zio service;
•seasonality factors, such as patient and physician vacation schedules, severe weather conditions and insurance deductibles, that hamper or otherwise restrict when a patient seeking diagnostic services such as the Zio service visits the prescribing physician;
•the hiring, training and retention of key employees, including our ability to expand our sales team;
•litigation or other claims against us for intellectual property infringement or otherwise;
•our ability to obtain additional financing as necessary; and
•advances and trends in new technologies and industry standards.

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

For the year ended December 31, 2019, we received approximately 27% of our revenue from reimbursement for our Zio service by CMS. Under CMS guidelines for participation in the Medicare program CMS designates us as an independent diagnostic treatment facility (“IDTF”). CMS imposes extensive and detailed requirements on IDTFs, including but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities and how and where we provide our monitoring solutions. Our failure to comply with applicable CMS rules could result in a discontinuation of our reimbursement under the CMS payment programs, our being required to return funds already paid to us, civil monetary penalties, criminal penalties and/or exclusion from the CMS programs.

Changes in public health insurance coverage and CMS reimbursement rates for the Zio service could affect the adoption of the Zio service and our future revenue.

Government payors may change their coverage and reimbursement policies, as well as payment amounts, in a way that would prevent or limit reimbursement for our Zio service, which would significantly harm our business. Government and other third-party payors require us to report the service for which we are seeking reimbursement by using a Current Procedural Terminology, or CPT, code-set maintained by the American Medical Association (“AMA”). For Zio XT, we have secured temporary CPT codes (or Category III CPT codes) used for newly introduced technologies and specific to our category of diagnostic monitoring through 2022. The fees associated with these Category III CPT codes are also temporary and may be modified by CMS. Category III CPT codes may be renewed for another five years or converted to permanent codes (or Category I CPT codes) based on specific requirements, including national use data and published clinical evidence, as established by the AMA and CMS. The process to convert Category III CPT codes to Category I CPT codes is governed by the AMA and CMS. On October 25, 2019, the AMA’s CPT Editorial Panel established two new Category I CPT codes which are applicable to the Zio service and will take effect on January 1, 2021. At this point in the process of reviewing new codes CMS will determine the appropriate level of reimbursement for the procedures, which will be first published as a proposed rule in July 2020, with a 60 day comment period following and then a final rule published in November 2020. Once Category I CPT codes are valued by CMS the values typically remain unchanged for five years after the values are initially determined. Category I CPT codes can have values and associated pricing that are higher, lower or equal to their associated Category III CPT codes. We can provide no assurance that any Category I CPT code secured for the reimbursement of our Zio service will contain values and pricing that are the same as or greater than the existing Category III CPT codes. In addition, to the extent CMS reduces its reimbursement rates for the Zio service, regardless of the Category of CPT code, third-party payors may reduce the rates at which they reimburse the Zio service, which could adversely affect our revenue.

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

We receive a substantial portion of our revenue from third-party private commercial payors, such as medical insurance companies. These commercial payors may reimburse our products, including the Zio service, at inadequate rates, suspend or discontinue reimbursement at any time or require or increase co-payments from patients. Any such actions could have a negative effect on our revenue and the revenue of providers prescribing our products. Physicians may not prescribe our products unless payors reimburse a substantial portion of the submitted costs, including the physician’s, hospital’s or clinic’s charges related to the application of certain products, including the Zio monitor and the interpretation of results which may inform a diagnosis. Additionally, certain payors may require that physicians prescribe another arrhythmia diagnostic monitoring option prior to prescribing the Zio service. There is significant uncertainty concerning third-party reimbursement of any new product or service until a contracted rate is established. Reimbursement by a commercial payor may depend on a number of factors, including, but not limited to, a payor’s determination that the prescribed service is:

•not experimental or investigational;
•appropriate for the specific patient;
•cost effective;
•supported by peer-reviewed publications; and
•accepted and used by physicians within their provider network.

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

A substantial portion of our revenue is derived from third-party commercial payors who have pricing contracts with us, which means that the payor has agreed to a defined reimbursement rate for our services. These contracts provide a high degree of certainty to us, physicians, clinics and hospitals with respect to the rate at which our services will be reimbursed. These contracts also impose a number of obligations regarding billing and other matters, and our noncompliance with a material term of such contracts may result in termination of the contract and loss of any associated revenue. We expect to continue to dedicate resources to maintaining compliance with these contracted payors, to ensure payors acknowledge and are aware of the clinical and economic value of our services and the interest on the part of physicians, clinics and hospitals who use our services and participate in their provider networks; however, we can provide no assurance that we will retain any given contractual payor relationship. A loss of these pricing contracts can increase the uncertainty of reimbursement of claims from third-party payors.

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

As demand for the Zio service increases, we may encounter production or service delays or shortfalls. Such production or service delays or shortfalls may be caused by many factors, including the following:

•we intend to continue to expand our manufacturing capacity, and our production processes may have to change to accommodate this growth;
•key components of the Zio monitors are provided by a single supplier or limited number of suppliers, and we do not maintain large inventory levels of these components; if we experience a shortage or quality issues in any of these components, we would need to identify and qualify new supply sources, which could increase our expenses and result in manufacturing delays;
•global demand and supply factors concerning commodity components common to all electronic circuits, including Zio monitors, could result in shortages that manifest as extended lead times for circuit boards, which could limit our ability to sustain and/or grow our business;
•we may experience a delay in completing validation and verification testing for new production processes and/or equipment at our manufacturing facilities;
•we are subject to state, federal and international regulations, including the FDA’s Quality System Regulation (“QSR”), the EU’s Medical Device Directive (“MDD”) and, as of May 2020, the EU’s Medical Device Regulation (“MDR”) for both the manufacture of the Zio monitor and the provision of the Zio service, noncompliance with which could cause an interruption in our manufacturing and services; and

•to increase our manufacturing output significantly and scale our services, we will have to attract and retain qualified employees for our operations.

Our inability to successfully manufacture our Zio monitors in sufficient quantities, or provide the Zio service in a timely manner, would materially harm our business.

Our manufacturing facilities and processes and those of our third-party suppliers are subject to unannounced FDA, state and Notified Body regulatory inspections for compliance with the QSR, MDD and, in the near future, MDR requirements. Developing and maintaining a compliant quality system is time consuming and investment intensive. Failure to maintain compliance with, or not fully complying with the requirements of the FDA and state regulators could result in enforcement actions against us or our third-party suppliers, which could include the issuance of warning letters, adverse publicity, seizures, prohibitions on product sales, recalls and civil and criminal penalties, any one of which could significantly impact our manufacturing supply and provision of services and impair our financial results.

We depend on third-party vendors to manufacture some of our components, which could make us vulnerable to supply shortages and price fluctuations that could harm our business.

We rely on third-party vendors for components used in our Zio monitors. Our reliance on third-party vendors subjects us to a number of risks, including:
•inability to obtain adequate supply in a timely manner or on commercially reasonable terms;
•interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations;
•production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications;
•inability of the manufacturer or supplier to comply with the QSR and state regulatory authorities;
•miscommunication of design specifications due to errors/omissions by either the vendor or our company, resulting delayed delivery of acceptable product;
•delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s failure to consistently produce quality components;
•an outbreak of disease or similar public health threat, such as the existing threat of coronavirus, particularly as it may impact our supply chain should the slowdown in China persist;
•price fluctuations due to a lack of long-term supply arrangements with our suppliers for key components;
•inability to control the quality of products manufactured by third parties; and
•delays in delivery by our suppliers due to changes in demand from us or their other customers.

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
Several factors make the billing and collection process uncertain, including:

•differences between the submitted price for our Zio service and the reimbursement rates of payors;
•compliance with complex federal and state regulations related to billing CMS;
•differences in coverage among payors and the effect of patient co-payments, co-insurance and deductibles;
•differences in information and billing requirements among payors; and
•incorrect or missing patient history, indications or billing information.

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

During the year ended 2019, we recognized approximately five percent of our revenue from non-contracted third-party payors, and as a result, our quarterly operating results are difficult to predict.

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

The market for ambulatory cardiac monitoring products and services is evolving rapidly and becoming increasingly competitive. Our Zio service competes with a variety of products and services that provide alternatives for ambulatory cardiac monitoring, including Holter monitors and mobile cardiac telemetry monitors. Our industry is highly fragmented and characterized by a small number of large manufacturers and a large number of smaller regional service providers. These third parties compete with us in marketing to payors and prescribing physicians, recruiting and retaining qualified personnel, acquiring technology and developing products and services that compete with the Zio service. Our ability to compete effectively depends on our ability to distinguish our company and the Zio service from our competitors and their products, and includes such factors as:

•safety and efficacy;
•acute and long term outcomes;
•ease of use;
•price;
•physician, hospital and clinic acceptance; and
•third-party reimbursement.

Large competitors in the ambulatory cardiac market include companies that sell standard Holter monitor equipment such as GE Healthcare, Philips Healthcare, Mortara Instrument, Inc., Spacelabs Healthcare, Inc. and Welch Allyn Holdings, Inc., which was acquired by Hill-Rom Holdings, Inc. Additional competitors, such as BioTelemetry, Inc. and Preventice Solutions, Inc., offer Holter and event, and mobile telemetry monitors, and also function as service providers. These companies have also developed other patch-based cardiac monitors that have received FDA and foreign regulatory clearances such as ePatch and MCOT Patch. There are also several small start-up companies trying to compete in the patch-based cardiac monitoring space. We have seen a trend in the market for large medical device companies to acquire, invest in or form alliances with these smaller companies in order to diversify their product offerings and participate in the digital health space. Future competition could come from makers of wearable fitness products or large information technology companies focused on improving healthcare. For example, Apple Inc. recently added capabilities on its watch platform to measure non-continuous ECG and to alert users to the potential presence of irregular heartbeats suggestive of asymptomatic AF. These competitors and potential competitors may introduce new products that compete with our Zio service. Many of our competitors and potential competitors have significantly greater financial and other resources than we do and have well-established reputations, broader product offerings, and worldwide distribution channels that are significantly larger and more effective than ours. If our competitors and potential competitors are better able to develop new ambulatory cardiac monitoring solutions than us, or develop more effective or less expensive cardiac monitoring solutions, they may render our current Zio service obsolete or non-competitive. Competitors may also be able to deploy larger or more effective sales and marketing resources than we currently have. Competition with these companies could result in price cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

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

We have entered into a collaboration agreement with Verily Life Sciences LLC (an Alphabet Company, referred to as “Verily”) to develop certain next-generation AF screening, detection, or monitoring products, which involve combining Verily and our technology platforms and capabilities (the “Development Agreement”). As part of the Development Agreement, we paid Verily an up-front fee of $5.0 million in cash and have agreed to make additional payments over the term of the Development Agreement up to an aggregate of $12.75 million, subject to the achievement of certain development and regulatory milestones. The success of our collaboration with Verily is highly dependent on the efforts provided to the collaboration by Verily and us and the skill sets of our respective employees. Support of these development efforts requires significant resources, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts succeed, the FDA may not approve the developed products or may require additional product testing and clinical trials before approving the developed products, which would result in product launch delays and additional expense. If approved by the FDA, the developed products may not be accepted in the marketplace.

After the initial term of the Development Agreement, in order to commercialize any developed products with Verily, we will need to enter into a commercialization agreement. There is no guarantee that we will be able to enter into such an agreement on commercially reasonable terms or at all. If we are unable to reach agreement with Verily on terms, the up-front fee and regulatory and development milestone payments and our internal development costs would not be recovered and the licenses to use Verily’s technology will expire.

This collaboration may not result in the development of products that achieve commercial success and could be terminated prior to developing any products. In the event of any termination or expiration of the Development Agreement, we may be required to devote additional resources to product development and we may face increased competition, including from Verily. Verily may use the experience and insights it develops in the course of the collaboration with us to initiate or accelerate their development of products that compete with our products, which may create competitive disadvantages for us. Accordingly, we cannot provide assurance that our collaboration with Verily or any other third party will result in the successful development of commercially viable products or result in significant additional future revenues for our company.

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

As of December 31, 2019, we had $35.0 million outstanding under our revolving credit facility provided by of our loan agreement with Silicon Valley Bank (“SVB”). We must make significant annual debt payments under the loan agreement which will divert resources from other activities. Our debt with SVB is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The covenants in the loan agreement, as well as in any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control and future breaches of any of these covenants could result in a default under the loan agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the loan agreement to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

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

Our business strategy includes international expansion. Doing business internationally involves a number of risks, including:

•multiple, conflicting and changing laws and regulations such as tax laws, privacy laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•obtaining and sustaining regulatory approvals where required for the sale of our products and services in various countries;
•requirements to maintain data and the processing of that data on servers located within such countries;
•complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
•logistics and regulations associated with shipping and returning our Zio monitors following use;
•limits on our ability to penetrate international markets if we are required to process the Zio service locally;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the effect of local and regional financial pressures on demand and payment for our products and services and exposure to foreign currency exchange rate fluctuations;
•natural disasters, political and economic instability, including wars, terrorism, political unrest, outbreak of disease, boycotts, curtailment of trade and other market restrictions;
•regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the United States Foreign Corrupt Practices Act of 1977 (“FCPA”), U.K. Bribery Act of 2010 and comparable laws and regulations in other countries; and
•compliance risks associated with General Data Protection Regulation (“GDPR”) enacted to protect the privacy of all individuals in the European Union and addresses export of the data outside of the European Union.

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

Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to or acquisition of our user data, we may also have obligations to notify users about the incident and we may need to provide some form of remedy for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises user data. In addition, the interpretation and application of consumer, health-related and data protection laws, rules and regulations in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws, rules and regulations may be interpreted and applied in a manner that is inconsistent with our practices or those of our distributors and partners. If we or these third parties are found to have violated such laws, rules or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business. In addition, California recently enacted the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, and will, among other things, require new disclosures to California consumers and afford such consumers new abilities to opt out of certain sales of personal information. It remains unclear how various provisions of the CCPA will be interpreted and enforced. The effects of the CCPA are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply with this legislation.

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
•unanticipated liabilities related to acquired companies;
•difficulties integrating acquired personnel, technologies and operations into our existing business;
•retention of key employees;
•diversion of management time and focus from operating our business to management of strategic alliances or joint ventures or acquisition integration challenges;
•increases in our expenses and reductions in our cash available for operations and other uses; and
•possible write-offs or impairment charges relating to acquired businesses.

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

As of December 31, 2019, we had federal and state net operating loss carryforwards (“NOLs”) of $259.9 million and $153.8 million, respectively, which if not utilized will begin to expire in 2027 for federal purposes and 2019 for state purposes. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage within a rolling three year period. Similar rules may apply under state tax laws. Future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could cause an “ownership change.” If an “ownership change” has occurred in the past or occurs in the future, Section 382 would impose an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. As of December 31, 2019, a Section 382 study has not been performed. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements with employees and third parties to protect our intellectual property rights. As of December 31, 2019, we owned, or retained exclusive license to, seventeen issued U.S. patents, the earliest of which will expire in 2028. As of December 31, 2019, we also owned, or retained an exclusive license to, six issued patents from the Japanese Patent Office, two issued patents from each of the Australian, Canadian and European Patent Offices, and one issued patent from the Korean Patent Office. The earliest expiration date of these international patents is 2027. As of December 31, 2019, we had nineteen pending patent applications globally, including three in the United States, five in the European Patent Office, four in Japan, two in each of Korea and Canada, and one in each of Australia, China and India. Our patents and patent applications are directed to covering key aspects of the design, manufacture and use of the Zio monitor and the Zio service.

We rely, in part, on our ability to obtain and maintain patent protection for our proprietary products and processes. The process of applying for and obtaining a patent is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions where protection may be commercially advantageous, or we may not be able to protect our proprietary rights at all. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. In addition, the issuance of a patent does not ensure that it is valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Issued international patents may carry a requirement to “work” a patent in the applicable geography; failure to do so could lead to loss of the patent or the requirement to accept licensing terms, both of which would be favorable to our competitors. Furthermore, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own products and practicing our own technology. Alternatively, third parties may seek approval to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or agency with jurisdiction may find our patents invalid or unenforceable; competitors may then be able to market products and use manufacturing and analytical processes that are substantially similar to ours. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. Litigation is time-consuming and expensive and would divert our resources.

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

We rely on trademarks, service marks, trade names and brand names, such as our registered trademark “ZIO,” to distinguish our products from the products of our competitors, and have registered or applied to register these trademarks. We cannot assure you that our trademark applications will be approved. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and in proceedings before comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks. Additionally, we are aware of at least one third party that has registered the “IRHYTHM” mark in the European Union in connection with computer software for controlling and managing patient medical information, heart rate monitors, and heart rate monitors to be worn during moderate exercise, among other uses. We and the third party are involved in adversary proceedings before the Trademark Office in the European Union, and those proceedings could impact our ability to obtain a European Union trade mark registration for the “IRHYTHM” mark (although we already own many national registrations for IRHYTHM in Europe).

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

The products and services we offer are highly regulated, and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. Our arrangements with physicians, hospitals and clinics may expose us to broadly applicable fraud and abuse and other laws and regulations that may restrict the financial arrangements and relationships through which we market, sell and distribute our products and services. Our employees, consultants, and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements. Federal and state healthcare laws and regulations that may affect our ability to conduct business, include, without limitation:

•federal and state laws and regulations regarding billing and claims payment applicable to our Zio service and regulatory agencies enforcing those laws and regulations;
•the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the CMS programs;
•the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government;
•federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•the FCPA, the U.K. Bribery Act of 2010, and other local anti-corruption laws that apply to our international activities;
•the federal Physician Payment Sunshine Act, or Open Payments, created under the Affordable Care Act, and its implementing regulations, which requires manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services, information related to payments or other transfers of value made to licensed physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information; HIPAA also created criminal liability for knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•the GDPR, which replaces the 1995 Data Protection Directive known as Directive 95/46/EC;
•the federal physician self-referral prohibition, commonly known as the Stark Law; and
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The Zio monitors and Zio service are subject to extensive regulation by the FDA in the United States and by our Notified Body in the European Union. Government regulations specific to medical devices are wide ranging and govern, among other things:

•product design, development, manufacture, and release;
•laboratory, preclinical and clinical testing, labeling, packaging, storage and distribution;
•premarketing clearance or approval;
•service operations
•record keeping;
•product marketing, promotion and advertising, sales and distribution; and
•post-marketing surveillance, including reporting of deaths or serious injuries and recalls and correction and removals.

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

The FDA and state and international authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by any such agency, which may include any of the following sanctions:

•adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;
•repair, replacement, refunds, recall or seizure of our products;
•operating restrictions, partial suspension or total shutdown of production;
•denial of our requests for regulatory clearance or premarket approval of new products or services, new intended uses or modifications to existing products or services;
•withdrawal of regulatory clearance or premarket approvals that have already been granted;
•criminal prosecution.

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

Our manufacturing and design processes and those of our third-party suppliers are required to comply with the FDA’s Quality System Regulation (“QSR”) and the EU’s Medical Device Directive (“MDD”), through May 2020, after which time compliance with the Medical Device Regulation (“MDR”) will be required. All of these regulations cover procedures and documentation requirements for the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of Zio monitors. We are also subject to similar state requirements and licenses, and to ongoing ISO compliance in all operations, including design, manufacturing, and service, to maintain our CE Mark. In addition, we must engage in extensive recordkeeping and reporting and must make available our facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities, EU Notified Bodies and comparable agencies in other countries. If we fail a regulatory inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse regulatory inspection could result in, among other things, a shutdown of our manufacturing or product distribution operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our product and cause our revenue to decline.

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

The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may harm:

•our ability to set a price that we believe is fair for our Zio service;
•our ability to generate revenue and achieve or maintain profitability; and
•the availability of capital.

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

Exposure to United Kingdom political developments, including the outcome of its withdrawal from membership in the
European Union, could be costly and difficult to comply with and could seriously harm our business.

We have based a significant portion of our non-U.S. operations in the United Kingdom. In June 2016, a referendum was held in the U.K. which resulted in a majority voting in favor of the U.K. withdrawing from the E.U. (commonly referred to as “Brexit”). Pursuant to legislation approved by the U.K. Parliament and the E.U. Parliament in January 2020, the U.K. withdrew from the E.U. with effect from 11 p.m. (GMT) on January 31, 2020 on the terms of a withdrawal agreement agreed between the U.K. and the E.U. in October 2019 (the “Withdrawal Agreement”). The Withdrawal Agreement provides that the U.K.’s withdrawal is followed by a “transition period”, during which, in summary, the U.K. is not a member of the E.U. but most E.U. rules and regulations continue to apply to the U.K. During the transition period, the U.K. and the E.U. will seek to negotiate the terms of a long-term trading relationship between the U.K. and the E.U. based on a “Political Declaration” agreed between the U.K. and the E.U. in October 2019. The transition period provided for in the Withdrawal Agreement will expire on December 31, 2020 (unless both the U.K. and the E.U. agree to extend the period of transition by one or two years). The political negotiation surrounding the terms of the U.K.’s withdrawal from the E.U. has created significant uncertainty about the future relationship between the U.K. and the E.U., including with respect to the laws and regulations that will apply. This is because, once the “transition period” expires then, subject to the terms of any long-term trading relationship agreed between the U.K. and the E.U., the U.K. will determine which E.U.-derived laws to replace or replicate. If no long-term trading relationship is agreed between the U.K. and the E.U. by the end of the transition period provided for in the Withdrawal Agreement, the U.K.’s membership of the E.U. could ultimately terminate under a so-called “hard Brexit.” The full effect of Brexit is uncertain and depends on any agreements the U.K. may make to retain access to E.U. markets. Consequently, no assurance can be given about the impact of the outcome and our business, including operational and tax policies, may be seriously harmed or require reassessment if our European operations or presence become a significant part of our business.

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

The market price of our common stock may fluctuate substantially in response to, among other things, the risk factors described in this Annual Report on Form 10-K and other factors, many of which are beyond our control, including:

•changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;
•quarterly variations in our or our competitors’ results of operations;
•periodic fluctuations in our revenue, due in part to the way in which we recognize revenue;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;
•changes in reimbursement by current or potential payors;
•changes in CPT codes or the establishment of new CPT codes applicable to the Zio service;
•changes in operating performance and stock market valuations of other technology companies generally, or those in the medical device industry in particular;
•actual or anticipated changes in regulatory oversight of our products;
•the results of our clinical trials;
•the loss of key personnel, including changes in our board of directors and management;
•legislation or regulation of our market;
•lawsuits threatened or filed against us;
•the announcement of new products or product enhancements by us or our competitors;
•announced or completed acquisitions of businesses or technologies by us or our competitors;
•announcements related to patents issued to us or our competitors and to litigation; and
•developments in our industry.

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

Our amended and restated certificate of incorporation and bylaws contain provisions that might enable our management to resist a takeover. These provisions include:

•a classified board of directors;
•advance notice requirements applicable to stockholders for matters to be brought before a meeting of stockholders and requirements as to the form and content of a stockholders’ notice;
•a supermajority stockholder vote requirement for amending certain provisions of our amended and restated certificate of incorporation and bylaws;
•the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer;
•allowing stockholders to remove directors only for cause;
•a requirement that the authorized number of directors may be changed only by resolution of the board of directors;
•allowing all vacancies, including newly created directorships, to be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, except as otherwise required by law;
•a requirement that our stockholders may only take action at annual or special meetings of our stockholders and not by written consent;
•limiting the forum to Delaware for certain litigation against us; and
•limiting the persons that can call special meetings of our stockholders to our board of directors, the chairperson of our board of directors, the chief executive officer or the president (in the absence of a chief executive officer).

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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
We currently lease 117,560 square feet for our corporate headquarters located in San Francisco, California under a twelve-year lease term, which will expire on August 31, 2031.
We lease 41,500 square feet for our clinical center in Lincolnshire, Illinois under a lease agreement that expires in October 2021. We also lease 20,276 square feet in Houston, Texas for another clinical center under a lease agreement that expires in October 2027.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The market in which our common stock is traded is the NASDAQ Global Select Market under the symbol “IRTC”. The following table sets forth the high and low sales price per share of our common stock for each full quarterly period within the two most recent fiscal years as reported on The NASDAQ Global Select Market:

	2019		2018
	High	Low	High	Low
First Quarter	$97.34	$65.44	$66.94	$57.58
Second Quarter	$80.48	$66.64	$84.41	$57.89
Third Quarter	$83.77	$68.59	$96.89	$73.27
Fourth Quarter	$72.97	$61.00	$92.40	$60.15
Holders of Common Stock
As of February 21, 2020 there were 22 holders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
The following graph shows the total stockholder return of an investment of $100 in cash at market close on October 20, 2016 (the first day of trading of our common stock), through December 31, 2019 for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	10/20/2016	12/31/2016	12/31/2017	12/31/2018	12/31/2019
iRhythm Technologies, Inc.	$100	$115	$215	$267	$261
NASDAQ Composite	$100	$103	$132	$127	$171
NASDAQ Biotechnology	$100	$98	$119	$108	$134
Issuer Purchases of Equity Securities
None

Item 6. Selected Consolidated Financial Data.
The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace our financial statements. The statement of operations data for the years ended December 31, 2019, 2018, and 2017, and the balance sheet data at December 31, 2019, and 2018 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2016 and 2015 and the balance sheet data at December 31, 2017, 2016, and 2015 are derived from our consolidated financial statements, which are not included herein. The financial data included in this report are historical, are not necessarily indicative of results to be expected in any future period, and reflect the revisions which are discussed in Note 1 “Organization and Description of Business” within our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31, (in thousands, except share and per share data)
	2019	2018	2017	2016(1)	2015
Consolidated Statements of Operations Data:
Revenue	$214,552	$147,277	$99,129	$64,551	$36,140
Cost of revenue(2)	52,485	38,795	28,203	20,891	14,700
Gross profit	162,067	108,482	70,926	43,660	21,440
Operating expenses:
Research and development(2)	37,299	20,860	13,265	7,218	6,349
Selling, general and administrative(2)	179,523	133,313	85,252	51,916	36,722
Total operating expense(2)	216,822	154,173	98,517	59,134	43,071
Loss from operations	(54,755)	(45,691)	(27,591)	(15,474)	(21,631)
Interest expense	(1,643)	(3,115)	(3,386)	(3,248)	(1,059)
Other income (expense), net(1)	1,895	1,501	1,237	(2,073)	(109)
Loss on extinguishment of debt	—	(3,029)	—	—	—
Loss before income taxes(1)	(54,503)	(50,334)	(29,740)	(20,795)	(22,799)
Income tax provision	65	44	—	—	—
Net loss	$(54,568)	$(50,378)	$(29,740)	$(20,795)	$(22,799)
Net loss per common share, basic and diluted	$(2.16)	$(2.11)	$(1.31)	$(3.93)	$(16.57)
Weighted-average shares, basic and diluted	25,265,918	23,885,858	22,627,327	5,285,847	1,376,106
(1)As disclosed in Note 1 to our consolidated financial statements included within this Annual Report on Form 10-K, we revised certain prior period financial information for immaterial errors in our accounting for revenues, contractual allowances, allowance for doubtful accounts and certain other items. The revision for the year ended December 31, 2016, which consolidated financial statements are not included within this Annual Report on Form 10-K, resulted in an increase in revenue by $0.5 million and an increase in selling, general and administrative expense by $0.4 million, resulting in net loss being decreased by $0.1 million.
(2)Includes employee stock-based compensation as follows, which reflect revisions as described in (1) above:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Cost of revenue	$658	$193	$589	$25	$17
Research and development	4,462	3,057	1,619	271	165
Selling, general and administrative	21,121	13,079	7,544	1,946	1,228
Total stock-based compensation	$26,241	$16,329	$9,752	$2,242	$1,410

	As of December 31,
	2019	2018	2017(1)	2016(1)	2015
Consolidated Balance Sheets Data:
Cash and cash equivalents	$20,462	$20,023	$8,671	$51,643	$25,208
Working capital	120,726	73,961	98,376	105,872	24,054
Total assets	306,212	117,523	133,379	138,635	37,872
Operating lease liabilities, noncurrent portion	85,748	—	—	—	—
Notes payable	34,933	34,899	33,978	32,227	30,552
Convertible preferred stock	—	—	—	—	97,096
Accumulated deficit	(260,393)	(205,825)	(156,801)	(127,061)	(106,266)
Total stockholders' equity (deficit)	$135,409	$52,137	$79,341	$93,041	$(101,624)

(1)As disclosed in Note 1 to our consolidated financial statements included within this Annual Report on Form 10-K, we revised certain prior period financial information for immaterial errors in our accounting for revenues, contractual allowances, allowance for doubtful accounts and certain other items. The impact of the revision on our 2017 and 2016 consolidated balance sheets not included within this Annual Report on Form 10-K, was an decrease of $0.3 million and an increase of $0.5 million to working capital, an increase of $0.3 million and an increase of $0.5 million to total assets, an increase of $0.2 million and a decrease of $0.1 million to accumulated deficit and a decrease of $0.2 million and an increase of $0.5 million to stockholders’ equity as of December 31, 2017 and 2016, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes included elsewhere in Item 8 of Part II of this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K reflect the revisions disclosed in our Form 10-Q filed on December 23, 2019 and contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Annual Report on Form 10-K entitled “Risk Factors.”

The Company identified errors and made revisions to prior fiscal years as discussed in Note 1.Organization and Description of Business in our accompanying consolidated financial statements. Accordingly, this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the effects of the revisions.
Overview
We are a digital healthcare company redefining the way cardiac arrhythmias are clinically diagnosed by combining our wearable biosensing technology with cloud-based data analytics and deep-learning capabilities. Our goal is to be the leading provider of ambulatory electrocardiogram (“ECG”) monitoring for patients at risk for arrhythmias. We have created a full portfolio of ambulatory cardiac monitoring services on a unique platform, called the Zio service, which combines an easy-to-wear and unobtrusive biosensor that can be worn for up to 14 consecutive days with powerful proprietary algorithms that distill data from millions of heartbeats into clinically actionable information. The Zio service consists of:
•wearable patch-based biosensors, Zio XT and Zio AT monitors, which continuously record and store ECG data from every patient heartbeat for up to 14 consecutive days. Zio AT offers the option of timely transmission of data during the prescribed wear period
•cloud-based analysis of the recorded cardiac rhythms using our proprietary, deep-learned algorithms
•a final quality assessment review of the data by our certified cardiographic technicians
•an easy-to-read Zio report, a curated summary of findings that includes high quality and clinically-actionable information which is sent directly to a patient’s physician through ZioSuite and can be integrated into a patient’s electronic health record

We receive revenue for the Zio service primarily from third-party payors, which include commercial payors and government agencies, such as CMS, Veterans Administration, and the military. In addition, a small percentage of institutions, which are typically hospitals or private physician practices, purchase the Zio service from us directly. Our revenue in the third-party commercial payor category is primarily contracted, which means we have entered into pricing contracts with these payors. Third-party contracted payors accounted for approximately 47%, 39% and 34% of our revenue for the years ended December 31, 2019, 2018 and 2017, respectively. Approximately 27%, 27% and 28% of our total revenue for the years ended December 31, 2019, 2018 and 2017, respectively, is received from Centers for Medicare and Medicaid Services (“CMS”), which is under established reimbursement codes. Healthcare institutions, which are typically hospitals or private physician practices accounted for approximately 20%, 25% and 28% of our revenue for the years ended December 31, 2019, 2018, and 2017 respectively. Non-contracted third-party payors and self-pay accounted for 5%, 8%, and 11% of our total revenue for the years ended December 31, 2019, 2018, and 2017, respectively. We rely on a third-party billing partner, XIFIN, Inc., to submit patient claims and collect from commercial payors, certain government agencies, and patients.
Since our Zio service was cleared by the U.S. Food and Drug Administration (“FDA”), we have provided the Zio service to over two million patients and have collected over 500 million hours of curated heartbeat data. We believe the Zio service is well-positioned to disrupt an already-established $1.8 billion U.S. ambulatory cardiac monitoring market by offering a user-friendly device to patients, actionable information to physicians and value to payors.
We market our ambulatory cardiac monitoring solution in the United States through a direct sales organization comprised of sales management, field billing specialists, quota-carrying sales representatives, and a customer experience team. Our sales representatives focus on initial introduction into new customers, penetration across a sales region, driving adoption within existing accounts and conveying our message of clinical and economic value to service line managers and hospital administrators and other clinical departments. We continue to increase the size of our U.S. sales organization to expand the current customer account base and increase utilization of our Zio service. In addition, we will continue exploring sales and marketing expansion opportunities in international geographies.

Components of Results of Operations
Revenue

Substantially all of our revenue is derived from sales of our Zio service in the United States. We earn revenue from the provision of our Zio service primarily from contracted third-party payors, CMS, and healthcare institutions. In addition, a small percentage of institutions, which are typically hospitals or private physician practices, purchase the Zio service from us directly, and a very small percentage of commercial non-contracted payors.
We recognize revenue on an accrual basis based on estimates of the amount that will ultimately be realized, which is the difference between the amount submitted for payment and the amount received. These estimates require significant judgment by management. In determining the amount to accrue for a delivered report, and Zio service provided, the Company considers factors such as claim payment history from both payors and patient out-of-pocket costs, payor coverage, whether there is a contract between the payor or healthcare institution and the Company, historical amount received for the service, and any current developments or changes that could impact reimbursement and healthcare institution payments.
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
Cost of Revenue and Gross Margin

Cost of revenue includes direct labor, material costs, equipment and infrastructure expenses, amortization of internal-use software, allocated overhead, and shipping and handling. Direct labor includes payroll and personnel-related costs including stock-based compensation involved in manufacturing, data analysis, and customer service. Material costs include both the disposable materials costs of the Zio monitors and amortization of the re-usable printed circuit board assemblies (“PCBAs”). Each Zio XT monitor includes a PCBA, and each Zio AT monitor includes a PCBA and gateway board, the cost of which is amortized over the anticipated number of uses of the board. We expect cost of revenue to increase in absolute dollars to the extent our revenue grows.
We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including increased contracting with third-party payors and institutional providers. Historically, we have increased our average selling price by entering into contracts with third-party commercial payors at rates that were higher than amounts typically collected from payors without contracts or from institutional customers. We have in the past been able to increase our pricing as third-party payors become more familiar with the benefits of the Zio service and move to contracted pricing arrangements. We believe we will be able to continue to achieve pricing increases as more payors contract with us due to the benefits the Zio service provide compared to other available products. We expect to continue to decrease the cost of service per device by obtaining volume purchase discounts for our material costs and implementing scan-time algorithm improvements and software-driven and other workflow enhancements to reduce labor costs. We expect further decreases in the cost of service as we spread the fixed portion of our overhead costs over a larger number of units produced, which will result in a decrease in our per unit manufacturing costs.
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

Our general and administrative expenses consist primarily of payroll and personnel-related costs for executive, finance, legal and administrative personnel, including stock-based compensation. Other significant expenses include professional fees for legal and accounting services, consulting fees, recruiting fees, bad debt expense, third-party claims processing fees and travel expenses.
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
Results of Operations
Comparison of the Years Ended December 31 2019, and 2018

	Years Ended December 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenue	$214,552	$147,277	$67,275	46%
Cost of revenue	52,485	38,795	13,690	35%
Gross profit	162,067	108,482	53,585	49%
Gross margin	76%	74%
Operating expenses:
Research and development	37,299	20,860	16,439	79%
Selling, general and administrative	179,523	133,313	46,210	35%
Total operating expenses	216,822	154,173	62,649	41%
Loss from operations	(54,755)	(45,691)	(9,064)	20%
Interest expense	(1,643)	(3,115)	1,472	47%
Other income, net	1,895	1,501	394	26%
Loss on extinguishment of debt	—	(3,029)	3,029	n/a
Loss before income taxes	(54,503)	(50,334)	(4,169)	8%
Income tax provision	65	44	21	48%
Net loss	$(54,568)	$(50,378)	$(4,190)	8%

Revenue
Revenue increased $67.3 million, or 46%, to $214.6 million during the year ended December 31, 2019 from $147.3 million during the year ended December 31, 2018. The increase in revenue was attributable to the increase in volume of the Zio services performed as a result of the expansion of coverage and the increase in the number of payors under contract, increasing physician acceptance and expansion of our sales force as we continue to gain market acceptance for our Zio service.
Cost of Revenue and Gross Margin
Cost of revenue increased $13.7 million, or 35%, to $52.5 million during the year ended December 31, 2019 from $38.8 million during the year ended December 31, 2018. The increase in cost of revenue was primarily due to increased Zio service volume in 2019. This increase was partially offset by the reduction in costs to provide the Zio service, which was achieved through manufacturing efficiencies in the production of our device and reductions in cardiographic technician labor costs through algorithm improvements and software driven workflow enhancements.

Gross margin for the year ended December 31, 2019 increased to 76%, compared to 74% for the year ended December 31, 2018. The increase was driven primarily by the reduction in the cost of the Zio service due to our continued efforts to lower manufacturing costs, fixed costs absorption and reduced labor costs per device through our algorithm improvements and software-driven and other workflow enhancements. In addition, we experienced some mix shift and average selling price growth driven by the success of our contracting efforts, which also improved our gross margin during the year ended December 31, 2019.
Research and Development Expenses
Research and development expenses increased $16.4 million, or 79%, to $37.3 million during the year ended December 31, 2019 from $20.9 million during the year ended December 31, 2018. The increase was primarily attributable to a $7.4 million increase in payroll and personnel-related expenses as a result of increased headcount, $6.0 million payment to Verily, and $3.3 million for allocated facility-related expenses. This was partially offset by $3.3 million increase in capitalization of internal use software.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $46.2 million, or 35%, to $179.5 million during the year ended December 31, 2019 from $133.3 million during the year ended December 31, 2018. The increase was primarily attributable to a $19.8 million increase in payroll and personnel-related expenses and $9.9 million increase in employee stock-based compensation as a result of increased headcount to support the growth in our operations. The increase was also driven by an increase in professional services of $8.1 million.
A significant amount of selling, general, and administrative incremental spend can be directly attributed to our continued focus on salesforce expansion and its support infrastructure to support our growth strategy.
Interest Expense
Interest expense decreased $1.5 million to $1.6 million during the year ended December 31, 2019 from $3.1 million during the year ended December 31, 2018 due to the extinguishment of the loan agreement with Biopharma Secured Investments III Holdings Cayman LP in October 2018.
Other Income, Net
Other income, increased to $1.9 million for the year ended December 31, 2019, compared to $1.5 million for year ended December 31, 2018. The increase in other income is primarily due to an increase in our investment portfolio during the fourth quarter of 2019.

Comparison of the Year Ended December 31 2018, and 2017

	Years Ended December 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Revenue	$147,277	$99,129	$48,148	49%
Cost of revenue	38,795	28,203	10,592	38%
Gross profit	108,482	70,926	37,556	53%
Gross margin	74%	72%
Operating expenses:
Research and development	20,860	13,265	7,595	57%
Selling, general and administrative	133,313	85,252	48,061	56%
Total operating expenses	154,173	98,517	55,656	56%
Loss from operations	(45,691)	(27,591)	(18,100)	66%
Interest expense	(3,115)	(3,386)	271	8%
Other income, net	1,501	1,237	264	21%
Loss on extinguishment of debt	(3,029)	—	(3,029)	n/a
Loss before income taxes	(50,334)	(29,740)	(20,594)	69%
Income tax provision	44	—	44	n/a
Net loss	$(50,378)	$(29,740)	(20,638)	69%

Revenue
Revenue increased $48.1 million, or 49%, to $147.3 million during the year ended December 31, 2018 from $99.1 million during the year ended December 31, 2017. The increase in revenue was primarily attributable to the increase in volume of the Zio service performed as a result of the expansion of coverage and the increase in the number of payors under contract, increasing physician acceptance and expansion of our sales force as we continue to gain market acceptance for our Zio service.
Cost of Revenue and Gross Margin
Cost of revenue increased $10.6 million, or 38%, to $38.8 million during the year ended December 31, 2018 from $28.2 million during the year ended December 31, 2017. The increase in cost of revenue was primarily due to increased Zio service volume in 2018. This increase was partially offset by the reduction in costs to provide the Zio service, which was achieved through manufacturing efficiencies in the production of our device and reductions in cardiographic technician labor costs through algorithm improvements and software driven workflow enhancements.
Gross margin for the year ended December 31, 2018 increased to 74% compared to 72% for the year ended December 31, 2017. The increase was driven primarily by the reduction in the cost of the Zio service due to our continued efforts to lower manufacturing costs, fixed costs absorption and reduced labor costs per device through our algorithm improvements and software-driven and other workflow enhancements.
Research and Development Expenses
Research and development expenses increased $7.6 million, or 57%, to $20.9 million during the year ended December 31, 2018 from $13.3 million during the year ended December 31, 2017. The increase was primarily attributable to a $4.7 million increase in payroll and personnel-related expenses as a result of increased headcount, and $1.5 million for allocated facility-related expenses.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $48.1 million, or 56%, to $133.3 million during the year ended December 31, 2018 from $85.3 million December 31, 2017. The increase was primarily attributable to a $33.6 million increase in payroll and personnel-related expenses as a result of increased headcount to support the growth in our operations, which included an increase of $12.0 million in commissions and bonuses primarily as a result of increased revenues. The increase was also driven by an increase in professional services of $3.5 million and bad debt expense of $2.2 million.
A significant amount of selling, general, and administrative incremental spend can be directly attributed to our continued focus on salesforce expansion and its support infrastructure to support our growth strategy.
Interest Expense
Interest expense decreased $0.3 million to $3.1 million during the year ended December 31, 2018 from $3.4 million during the year ended December 31, 2017 due to the extinguishment of the loan agreement with Biopharma Secured Investments III Holdings Cayman LP in October 2018 as well as repayment of the loan agreement with California HealthCare Foundation in May 2018.
Other Income, Net
Other income, net increased $0.3 million to income of $1.5 million during the year ended December 31, 2018 from $1.2 million during the year ended December 31, 2017. The increase in other income is due to interest income on our investment portfolio.
Liquidity and Capital Expenditures
Overview
As of December 31, 2019, we had cash and cash equivalents of $20.5 million, short-term investments of $120.1 million, and an accumulated deficit of $260.4 million.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash (used in) provided by:
Operating activities	$(21,863)	$(29,093)	$(14,911)
Investing activities	(89,274)	34,142	(34,684)
Financing activities	111,576	6,303	6,532
Net increase (decrease) in cash, cash equivalents, and restricted cash	$439	$11,352	$(43,063)
Cash Used in Operating Activities
During the year ended December 31, 2019, cash used in operating activities was $21.9 million which consisted of a net loss of $54.6 million, adjusted by non-cash charges of $62.4 million and a net change of $29.7 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of stock-based compensation expense of $26.2 million, as well as depreciation and amortization expense of $3.4 million and a change in allowance for doubtful accounts and contractual allowance of $24.6 million. The change in our net operating assets and liabilities compared to December 31, 2018 was primarily due to an increase of $28.7 million in the change in accounts receivable as a result of the increase in our revenue, and an increase of $6.0 million in accrued liabilities, primarily related to increased accrued payroll and related compensation accruals.
During the year ended December 31, 2018 cash used in operating activities was $29.1 million, which consisted of a net loss of $50.4 million, adjusted by non-cash charges of $34.3 million and a net change of $13.0 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of stock-based compensation expense of $16.3 million, as well as a change in allowance for doubtful accounts and contractual allowance of $16.4 million. The change in our net operating assets and liabilities compared to December 31, 2017 was primarily due to an increase of $21.7 million in the change in accounts receivable as a result of the increase in our revenue, and an increase of $10.5 million in accrued liabilities, primarily related to increased accrued payroll and related compensation accruals.
During the year ended December 31, 2017 cash used in operating activities was $14.9 million, which consisted of a net loss of $29.7 million, adjusted by non-cash charges of $22.0 million and a net change of $7.2 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of stock-based compensation expense of $9.8 million, as well as a change in allowance for doubtful accounts and contractual allowance of $9.2 million. The change in our net operating assets and liabilities compared to December 31, 2016 was primarily due to an increase of $12.5 million in the change in accounts receivable as a result of the increase in our revenue, and an increase of $5.8 million in accrued liabilities, primarily related to increased accrued payroll and related compensation accruals.
Cash From Investing Activities
Cash used in investing activities during the year ended December 31, 2019 was $89.3 million, which consisted primarily of $165.9 million in purchases of available for sale investments and $20.5 million of capital expenditures to purchase property and equipment partially offset by $95.6 million cash received from the maturities of available for sale investments and $1.5 million in cash received from sales of available for sale investments.
Cash provided by investing activities during the year ended December 31, 2018 was $34.1 million, which consisted of $126.5 million cash received from the maturities of available for sale investments and $6.0 million in cash received from sales of available for sale investments partially offset by $93.1 million in purchases of investments and $5.2 million of capital expenditures to purchase property and equipment.
Cash used in investing activities during the year ended December 31, 2017 was $34.7 million, which consisted of $129.8 million in purchases of investments and $3.6 million of capital expenditures to purchase property and equipment, partially offset by maturities of available for sale investments of $98.7 million.
Cash From Financing Activities
During the year ended December 31, 2019, cash provided by financing activities was $111.6 million, primarily due to $107.4 million from the issuance of common stock in a public offering, net of discounts and issuance costs and $9.5 million in proceeds from the issuance of common stock in connection with employee option exercises and our Employee Stock Purchase Program. This was partially offset by $5.3 million in tax withholding upon the vesting of RSUs.
During the year ended December 31, 2018, cash provided by financing activities was $6.3 million, primarily due to proceeds from the issuance of debt of $35.0 million and $9.3 million in proceeds from the issuance of common stock in connection with employee option exercises and our Employee Stock Purchase Program, partially offset by repayment of debt of $31.5 million, $3.9 million in tax withholding upon the vesting of RSUs and $2.5 million in premiums paid on loss on extinguishment of debt.
During the year ended December 31, 2017, cash provided by financing activities was $6.5 million, consisting primarily of net proceeds of $6.4 million from the issuance of common stock related to employee option exercises and our Employee Stock Purchase Program.
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
Under the Third Amended and Restated SVB Loan Agreement, we may borrow, repay, and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $25.0 million, which includes an $11.0 million standby letter of credit sublimit availability. In October 2018, a $6.9 million standby letter of credit was obtained in connection with a lease for our San Francisco headquarters. Any principal amount outstanding under the Third Amended and Restated SVB Loan Agreement revolving credit line shall bear interest at an amount that is the greater of (a) a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” or (b) 5.00%. We may borrow up to 75% of eligible accounts receivable, up to the maximum of $25.0 million. As of December 31, 2019 we were eligible to borrow up to $5.6 million and no amount was outstanding under the revolving credit line.
The Third Amended and Restated Loan Agreement requires us to maintain a minimum consolidated liquidity ratio or minimum adjusted Earnings Before Interest, Tax, Depreciation, and Amortization during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. We were in compliance with loan covenants as of December 31, 2019. The obligations under the Third Amended and Restated Loan Agreement are collateralized by substantially all of our assets.
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
Revenue Recognition

Our Zio XT monitor, a wearable patch-based biosensor, continuously records and stores ECG data from every patient heartbeat for up to 14 consecutive days. The Zio XT monitor is returned to our monitoring facility and the heartbeat data is curated and analyzed by our proprietary algorithms and reviewed by our certified cardiac technicians. The final step in the Zio service is the delivery of an electronic Zio Report to the prescribing physician with a summary of findings. Our Zio XT service is generally billable when the Zio Report is issued to the physician.

Our Zio AT mobile cardiac telemetry monitor, a wearable patch-based biosensor, offers what our Zio XT offers plus the additional capability of transmissions during the wear period to assist physicians in diagnosing and treating the small percentage of the population requiring more timely action. During the wear period, physicians will receive notifications if there are significant events that meet predetermined arrhythmia detection criteria. Our Zio AT service revenue is recognized over the prescription period and delivery of an electronic Zio Report.
We adopted Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), on January 1, 2018. We recognized revenue in prior years in accordance with Accounting Standard Codification Topic 954-605, Health Care Entities - Revenue Recognition and Accounting Standard Codification Topic 605, Revenue Recognition.
We account for contract revenue with a customer when there is a legally enforceable contract between us and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Our revenue is measured based on consideration specified in the contract with each customer. A unique aspect of healthcare is the involvement of multiple parties to the service transaction. In addition to the patient, often a third-party, for example a commercial or governmental payor or healthcare institution, like a hospital or clinic, will pay us for some or all of the service on the patient’s behalf. Separate contractual arrangements exist between us and many third-party payors that establish amounts the third-party payor will pay on behalf of a patient for covered services rendered and should be considered in determining collectability and the transaction price for services provided to a patient covered by that third-party payor.
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
A summary of the payment arrangements with third-party payors and healthcare institutions is as follows:
•Contracted third-party payors – We have contracts with negotiated prices for services provided for patients with commercial healthcare insurance carriers

•Centers for Medicare and Medicaid Services (“CMS”) – We have received independent diagnostic testing facility approval from regional Medicare Administrative Contractors and will receive reimbursement per the relevant Current Procedural Terminology (“CPT”) code rate for the services rendered to the patient covered by CMS.
•Non-contracted third-party payors: Non-contracted commercial and government payors often reimburse out-of-network rates provided under the relevant CPT codes on a case-by-case basis. The transaction price used for determining revenue recognition is based on factors including an average of our historical collection experience for our non-contracted services. This rate is reviewed at least quarterly.
•Healthcare institutions – Healthcare institutions are typically hospitals or physician practices in which we have negotiated amounts for its monitoring services, including certain governmental agencies such as the Veteran’s Administration and Department of Defense.
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
For the healthcare institutions, we have historical experience of collecting substantially all of the negotiated contractual rates and determined at contract inception that these customers, and or their related third-party payor that pays us on their behalf, have the intention and ability to pay the promised consideration. As such, we have not provided an implicit price concession but, rather, have chosen to accept the risk of default, and adjustments to the transaction price are recorded as bad debt expense.
For contracted and CMS portfolios, we are providing an implicit price concession because, while we have a contract with the underlying payor, we expect to accept a lower amount of consideration when claims are adjudicated and allowable claims are determined by the commercial payor. The implicit price concession is recorded as variable consideration to the transaction price and recorded as an adjustment to revenue as a contractual allowance. Historical cash collection indicates that it is probable that substantially all of the contracted claim amount will be received. We provide for estimates of uncollectible patient accounts receivable, based upon historical experience, at the time revenue is recognized, with such provisions presented as bad debt expense within the selling, general and administrative line item of the consolidated statement of operations. Adjustments to these estimates for actual experience are also recorded as an adjustment to bad debt expense.
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
Estimated Usage of the Printed Circuit Board Assembly

We use a printed circuit board assembly (“PCBA”) in each Zio XT and Zio AT wearable device and a gateway board in Zio AT device. These boards are reused numerous times in multiple patients. Each time the PCBA and gateway board is used in a wearable Zio XT and Zio AT monitor, a portion of the cost of the PCBA and gateway board is recorded as a cost of revenue. We have based our estimates of how many times a PCBA and gateway board can be used on testing in research and development, loss rates, product obsolescence, and the amount of time it takes the device to go through the manufacturing, shipping, customer shelf and patient wear time and upload process. We periodically evaluate the use estimate.
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
We estimate the fair value of our stock-based awards using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. Our assumptions are as follows:
•Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. We use the simplified method to determine the expected term, which is calculated as the average of the time to vesting and the contractual life of the options.
•Expected volatility. As our common stock has been publicly traded for a limited time, the expected volatility is derived from the average historical volatilities of publicly traded companies within our industry that we consider to be comparable to our business over a period approximately equal to the expected term for employees’ options and the remaining contractual life for nonemployees’ options.
•Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield with a maturity equal to the expected term of the option in effect at the time of grant.
•Dividend yield. The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.
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
We recorded stock-based compensation expense of $26.2 million, $16.3 million and $9.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. We expect to continue to grant RSUs and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.
Recently Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-2, Leases (“Topic 842”), which requires lessees to recognize lease liabilities and corresponding right-of-use assets on the consolidated balance sheet for all leases. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and, for operating leases, the lessee would recognize a straight-line lease expense. As of December 31, 2019, the Company does not have any finance leases. Topic 842 also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The Company has no embedded leases with suppliers. Upon adoption of Topic

842 on January 1, 2019 using the modified retrospective method, the Company recognized right-of-use assets of $10.2 million and lease liabilities of $10.0 million. There was no cumulative-effect adjustment recorded on January 1, 2019. The Company adopted the following practical expedients allowed under Topic 842:

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes. ASU 2019-12 will be effective for us beginning January 1, 2021, and early adoption is permitted. The Company is currently evaluating the impact of adoption on our consolidated financial statements.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Debt interest payments (1)	$1,505	$1,885	$191	$—	$3,581
Debt principal payments	$1,944	$23,333	$9,723	$—	$35,000
Operating leases	$9,253	$22,880	$23,682	$87,793	$143,608
Total contractual obligations	$12,702	$48,098	$33,596	$87,793	$182,189
________________________________
(1)Debt interest payments calculated based on interest rates in effect as of December 31, 2019
The table above does not include approximately $1.1 million in non-cancelable purchase orders related to inventory and printed circuit board assemblies entered into in the normal course of operations, which we expect to be paid in less than one year. The table excludes unrecognized tax benefits of $1.8 million as of December 31, 2019 because these uncertain tax positions, if recognized, would be an adjustment to our net deferred tax assets.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.
Interest Rate Sensitivity
We had cash, cash equivalents and investments of $148.6 million as of December 31, 2019; which consisted of bank deposits, money market funds and U.S. government securities, corporate notes, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
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
For the years ended December 31, 2019 and 2018 we had total outstanding debt of $34.9 million, respectively, which is net of debt issuance costs. The Third Amended and Restated SVB Loan Agreement Note carries a variable interest rate based on the “Prime Rate” published by The Wall Street Journal. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Foreign Currency Exchange Rate Sensitivity
We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in British Pound Sterling. As of December 31, 2019, we do not consider this risk to be material. We do not utilize any forward foreign exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made.
Item 8. Financial Statements and Supplementary Data.
IRHYTHM TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of iRhythm Technologies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of iRhythm Technologies, Inc. and its subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive loss, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (i) an ineffective control environment commensurate with the Company’s financial reporting requirements, due to an insufficient number of professionals with an appropriate level of accounting and internal control knowledge, training and experience, (ii) an ineffective financial statement close process, due to an ineffective business performance review to monitor the completeness and accuracy of the financial results and an ineffective review of journal entries, and (iii) ineffective controls with respect to the review of the accounting for revenue and related accounts receivable, including maintaining effective controls to prevent or detect errors in the assessment of bad debt and revenue reserves.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.
Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Contractual Allowance and Allowance for Doubtful Accounts – Contracted Third-Party Payors

As described in Note 2 to the consolidated financial statements, a large part of the Company’s transactions are covered by third-party payors with whom there is a contractual agreement or established amount the third-party payor will pay (contracted third-party payors). These contracts impose a number of obligations regarding billing and other matters, and the Company’s noncompliance with a material term of such contracts may result in a denial of the claim. The Company recognizes revenue from contracted third-party payors, net of contractual allowances, and recognizes an allowance for doubtful accounts for uncollectible patient accounts receivable. As of December 31, 2019, the Company’s contractual allowance balance was $15.4 million and allowance for doubtful accounts balance was $9.0 million, a significant portion of which relates to revenue from services provided to patients insured by contracted third-party payors. Management accounts for denied claims as a form of variable consideration that is included as a reduction to the transaction price and recorded as an adjustment to revenue as a contractual allowance. Management accounts for the allowance for doubtful accounts at the time revenue is recognized, with such provisions presented as bad debt expense within selling, general and administrative expenses. The estimated denied claims and uncollectible receivables are based on historical information which require significant judgment by management in determining which historical period is used.

The principal considerations for our determination that performing procedures relating to the contractual allowances and allowance for doubtful accounts for contracted third-party payors is a critical audit matter are there was significant judgment by management in developing estimates of the contractual allowances and allowance for doubtful accounts. This in turn led to a high degree of auditor subjectivity, judgment, and effort in performing procedures and evaluating the audit evidence obtained related to management’s estimates of the contractual allowances and allowance for doubtful accounts, including management’s judgments regarding the historical period used on which to base the estimate. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The procedures included, among others, (i) evaluating management’s process for developing estimates of the contractual allowances and allowance for doubtful accounts, including comparing the historical period used by management with reasonable alternative historical periods based on current and past history of denied claims and uncollectible amounts, (ii) testing the completeness and accuracy of the historical information used by management in the estimate, by testing a sample of transactions, and (iii) developing an independent expectation of denied claims and uncollectible receivables based on information through a subsequent period.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 2, 2020
We have served as the Company’s auditor since 2009.

IRHYTHM TECHNOLOGIES, INC.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$20,462	$20,023
Short-term investments	120,089	58,320
Accounts receivable, net	23,867	19,790
Inventory	4,037	2,062
Prepaid expenses and other current assets	4,337	4,100
Total current assets	172,792	104,295
Long-term investments	8,030	—
Property and equipment, net	26,464	9,158
Operating lease right-of-use assets	90,124	—
Goodwill	862	862
Other assets	7,940	3,208
Total assets	$306,212	$117,523
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,243	$2,284
Accrued liabilities	32,586	26,688
Deferred revenue	1,251	1,223
Debt, current portion	1,944	—
Accrued interest	128	139
Operating lease liabilities, current portion	7,914	—
Total current liabilities	52,066	30,334
Debt, noncurrent portion	32,989	34,899
Deferred rent, noncurrent portion	—	153
Operating lease liabilities, noncurrent portion	85,748	—
Total liabilities	170,803	65,386
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000,000 shares authorized at December 31, 2019 and 2018; and none issued and outstanding at December 31, 2019 and 2018, respectively	—	—
Common stock, $0.001 par value – 100,000,000 shares authorized at December 31, 2019 and 2018; 26,682,720 and 24,368,073 shares issued and outstanding at December 31, 2019 and 2018, respectively	25	23
Additional paid-in capital	395,695	257,955
Accumulated other comprehensive income (loss)	82	(16)
Accumulated deficit	(260,393)	(205,825)
Total stockholders’ equity	135,409	52,137
Total liabilities and stockholders’ equity	$306,212	$117,523
The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue	$214,552	$147,277	$99,129
Cost of revenue	52,485	38,795	28,203
Gross profit	162,067	108,482	70,926
Operating expenses:
Research and development	37,299	20,860	13,265
Selling, general and administrative	179,523	133,313	85,252
Total operating expenses	216,822	154,173	98,517
Loss from operations	(54,755)	(45,691)	(27,591)
Interest expense	(1,643)	(3,115)	(3,386)
Other income, net	1,895	1,501	1,237
Loss on extinguishment of debt	—	(3,029)	—
Loss before income taxes	(54,503)	(50,334)	(29,740)
Income tax provision	65	44	—
Net loss	$(54,568)	$(50,378)	$(29,740)
Net loss per common share, basic and diluted	$(2.16)	$(2.11)	$(1.31)
Weighted-average shares, basic and diluted	25,265,918	23,885,858	22,627,327
The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(54,568)	$(50,378)	$(29,740)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on available-for-sale securities	98	49	(56)
Comprehensive loss	$(54,470)	$(50,329)	$(29,796)
The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2016	22,139,346	$22	$220,089	$(127,061)	$(9)	$93,041
Issuance of common stock in connection with employee equity incentive plans, net	1,027,595	1	6,389	—	—	6,390
Issuance of preferred stock upon exercise of warrants	210,374	—	—	—	—	—
Tax withholding upon vesting of restricted stock awards	—	—	(46)	—	—	(46)
Stock-based compensation expense	—	—	9,752	—	—	9,752
Net loss	—	—	—	(29,740)	—	(29,740)
Net change in unrealized loss on investments	—	—	—	—	(56)	(56)
Balances at December 31, 2017	23,377,315	23	236,184	(156,801)	(65)	79,341
Accounting Standards Codification 606 cumulative effect adjustment upon adoption		—	—	1,354	—	1,354
Issuance of common stock in connection with employee equity incentive plans, net	990,758	—	9,319	—	—	9,319
Tax withholding upon vesting of restricted stock awards	—	—	(3,877)	—	—	(3,877)
Stock-based compensation expense	—	—	16,329	—	—	16,329
Net loss	—	—	—	(50,378)	—	(50,378)
Net change in unrealized loss on investments	—	—	—	—	49	49
Balances at December 31, 2018	24,368,073	23	257,955	(205,825)	(16)	52,137
Issuance of common stock in connection with employee equity incentive plans	734,453	—	9,495	—	—	9,495
Warrants exercised	4,852	—	—	—	—	—
Issuance of common stock in connection with follow-on public offering, net of issuance costs	1,575,342	2	107,292	—	—	107,294
Tax withholding upon vesting of restricted stock awards	—		(5,288)			(5,288)
Stock-based compensation expense	—	—	26,241	—	—	26,241
Net loss	—	—	—	(54,568)	—	(54,568)
Net change in unrealized loss on investments	—	—	—	—	98	98
Balances at December 31, 2019	26,682,720	$25	$395,695	$(260,393)	$82	$135,409
The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(54,568)	$(50,378)	$(29,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,445	2,269	1,597
Stock-based compensation	26,241	16,329	9,752
Amortization of debt discount and issuance costs	37	210	260
Accretion of discounts on investments, net of premium amortization	(884)	(907)	(352)
Loss on disposal of assets	—	75	9
Provision for bad debt and contractual allowance	24,647	16,448	9,222
Non-cash interest expense	—	—	1,550
Loss on extinguishment of debt	—	3,029	—
Repayment of interest paid in kind	—	(3,141)	—
Cost of operating lease right-of-use assets	8,953	—	—
Changes in operating assets and liabilities:
Accounts receivable	(28,725)	(21,747)	(12,471)
Inventory	(1,974)	(380)	(293)
Prepaid expenses and other current assets	(696)	(1,568)	(795)
Other assets	(4,732)	269	(467)
Accounts payable	5,604	(192)	634
Accrued liabilities	6,002	10,501	5,757
Deferred rent	—	105	135
Deferred revenue	28	(15)	291
Operating lease liabilities	(5,241)	—	—
Net cash used in operating activities	(21,863)	(29,093)	(14,911)
Cash flows from investing activities
Purchases of property and equipment	(20,457)	(5,180)	(3,562)
Purchases of available-for-sale investments	(165,915)	(93,133)	(129,829)
Sales of available-for-sale investments	1,498	5,962	—
Maturities of available-for-sale investments	95,600	126,493	98,707
Net cash provided by (used in) investing activities	(89,274)	34,142	(34,684)
Cash flows from financing activities
Issuance of common stock in connection with follow-on public offering, net	107,369	—	—
Proceeds from issuance of common stock	9,495	9,319	6,390
Tax withholding upon vesting of restricted stock awards	(5,288)	(3,877)	(46)
Payments of deferred offering costs	—	—	188
Proceeds from long-term debt, net of debt discount	—	35,000	—
Repayments of long-term debt	—	(31,500)	—
Payments of issuance costs for long term debt	—	(121)	—
Premiums paid on extinguishment of debt	—	(2,518)	—
Net cash provided by financing activities	111,576	6,303	6,532
Net increase (decrease) in cash and cash equivalents	439	11,352	(43,063)
Cash and cash equivalents, beginning of year	20,023	8,671	51,734
Cash and cash equivalents, end of year	$20,462	$20,023	$8,671
Supplemental disclosures of cash flow information
Interest paid	$1,644	$6,065	$1,550
Non-cash investing and financing activities
Property and equipment included in accounts payable and accrued liabilities	$293	$101	$110
Deferred offering costs included in accounts payable and accrued liabilities	$77	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$88,860	$—	$—
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

On September 10, 2019, the Company issued and sold an aggregate of 1,575,342 shares (the "Shares") of common stock, in a public offering at a price of $73.00 per share. The Shares included the full exercise of the underwriters’ option to purchase an additional 205,479 shares of common stock. Total proceeds received from the offering were $107.3 million, net of issuance costs.
Revision of Prior Period Financial Statements

In 2019, and as previously disclosed in the Company’s Quarterly Report on Form 10-Q for the three and nine-months ended September 30, 2019, the Company identified errors in its historical accounting for revenues, contractual allowances, allowance for doubtful accounts and certain other items. The identified errors impacted the Company's accompanying 2017 annual financial statements, 2018 unaudited quarterly and annual financial statements and its 2019 unaudited first and second quarter financial statements. In accordance with SEC Staff Accounting Bulletin No. 99, "Materiality," and SEC Staff Accounting Bulletin No. 108,"Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;" the Company evaluated the errors and determined that the related impacts were not material to any prior annual or interim period, but that correcting the cumulative impact of such errors would be significant to our results of operations for the three and nine months ended September 30, 2019 and the year-ended December 31, 2019. Accordingly, the Company has revised the accompanying 2018 and 2017 annual consolidated financial statements to correct for such immaterial errors. A summary of the impact of the revisions to our previously issued annual financial statements is included in Note 14, Revision of Prior Period Financial Statements. Further, a summary of the impact of the revisions on the unaudited quarterly financial data is included in Note 13. Selected Quarterly Financial Data (unaudited). The affected balances in the accompanying footnotes to these consolidated financial statements have also been revised accordingly.
2. Summary of Significant Accounting Policies
Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of iRhythm Technologies, Inc. and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated. The financial statements of the Company’s subsidiary use the U.S. dollar as the functional currency. For all non-functional currency balances, the remeasurement of such balances to functional currency results in a foreign exchange transaction gain or loss, which is recorded in the consolidated statements of operations.

Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contractual allowances for revenue, allowance for doubtful accounts, the useful lives of property and equipment, the recoverability of long-lived assets including the estimated usage of the printed circuit board assemblies (“PCBAs”), the incremental borrowing rate for operating leases, accounting for income taxes, the fair value of the Company’s common stock and stock-based compensation. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results may differ from those estimates.
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
Investments
Short-term investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than one year as of the balance sheet date. Long-term investments have maturities greater than one year as of the balance sheet date. All investments are carried at fair value based upon quoted market prices. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive loss. The cost of available-for-sale securities sold is based on the specific-identification method. Realized gains and losses are included in earnings, and are derived for specific-identification method for determining the costs of investments sold. Amortization of premiums and accretion of discounts are reported as a component of other income, net.

Accounts Receivable, Allowance for Doubtful Accounts and Contractual Allowance

Accounts receivable includes amounts due to the Company from healthcare institutions, third-party payors, and government payors and their related patients, as a result of the Company's normal business activities. Accounts receivable is reported on the consolidated balance sheets net of an estimated allowance for doubtful accounts and a contractual allowance.

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
The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year ended December 31,
	2019	2018	2017
Balance, beginning of year	$7,296	$4,486	$1,792
Add: provision for doubtful accounts	9,129	7,353	4,558
Less: write-offs, net of recoveries and other adjustments	(7,376)	(4,543)	(1,864)
Balance, end of year	$9,049	$7,296	$4,486

The following table presents the changes in the contractual allowance (in thousands):

	Year ended December 31,
	2019	2018	2017
Balance, beginning of year	$9,205	$6,345	$2,340
Add: allowance for contractual adjustments	15,518	9,095	4,664
Less: contractual adjustments	(9,290)	(6,235)	(659)
Balance, end of year	$15,433	$9,205	$6,345

Concentrations of Risk
Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. Cash balances are deposited in financial institutions which, at times, may be in excess of federally insured limits. Cash equivalents are invested in highly rated money market funds. The Company invests in a variety of financial instruments, such as, but not limited to, United States Government securities, corporate notes, commercial paper and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material losses on its deposits of cash and cash equivalents or investments.

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. The Company records an allowance for doubtful accounts when it becomes probable that a receivable will not be collected. Centers for Medicare and Medicaid Services (“CMS”), accounted for approximately 27%, 27% and 28% of the Company’s revenue for the years ended December 31, 2019, 2018 and 2017, respectively. CMS accounted for 20% and 20% of accounts receivable as of December 31, 2019 and 2018, respectively.
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
Other Assets
The Company uses Printed Circuit Board Assemblies (“PCBAs”), in each wearable Zio XT and Zio AT monitor as well as the wireless gateway used in conjunction with the ZIO AT monitor. The PCBAs are used numerous times and have useful lives beyond one year. Each time a PCBA is used in a wearable Zio XT or Zio AT monitor, or a wireless gateway is used with a Zio AT monitor a portion of the cost of the PCBA and/or gateway is recorded as a cost of revenue. The PCBAs are recorded as other assets and were $7.4 million and $2.5 million as of December 31, 2019 and 2018, respectively. The Company has based its estimates of how many times a PCBA can be used on testing in research and development, loss rates, product obsolescence, and the amount of time it takes the device to go through the manufacturing, shipping, customer shelf and patient wear time and upload process. The Company periodically evaluates the use estimate.
Comprehensive Loss
Comprehensive loss represents all changes in stockholders’ equity during the period from non-owner sources. The Company’s unrealized gains and losses on available-for-sale securities represent the only component of other comprehensive loss that are excluded from the reported net loss and that are presented in the consolidated statements of comprehensive loss.

Revenue Recognition
Revenue policy under ASC 606

The Company adopted Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), on January 1, 2018 and used the modified retrospective approach. Upon adoption, the Company recognized the cumulative effect of $1.4 million as an adjustment to decrease the opening balance of the Company’s accumulated deficit. This adjustment did not have a material impact on the Company’s consolidated financial statements. Prior periods were not retrospectively adjusted. The Company recognized revenue in prior years in accordance with Accounting Standard Codification Topic 954-605, Health Care Entities - Revenue Recognition and Accounting Standard Codification Topic 605, Revenue Recognition.

The Company’s revenue is generated primarily from the provision of its cardiac rhythm monitoring service, the Zio XT service. The Zio XT is a cardiac rhythm monitoring service that has a patient wear period of up to 14 days and is billable when the monitoring reports are delivered to the healthcare provider, which is also when the service is complete and the Company recognizes revenue. The time from when the patient has the Zio XT device applied to the time the report is posted is generally around 20 days. The Company has concluded that the Zio XT service is one performance obligation on the basis that the customer cannot benefit from each component of the service on its own or together with other resources that are readily available to the customer.

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

A small part of the Company’s transactions are covered by third-party payors with whom there is no contractual agreement or not an established amount the third-party payor will pay. In determining the collectability and transaction price for its service, the Company considers factors such as insurance claims which are adjudicated as allowable under the applicable policy and payment history from both payors and patient out-of-pocket costs, payor coverage, whether there is a contract between the payor or healthcare institution and the Company, historical amount received for the service, and any current developments or changes that could impact reimbursement and healthcare institution payments. Certain of these factors are forms of variable consideration which are only included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
A summary of the payment arrangements with third-party payors and healthcare institutions is as follows:
•Contracted third-party payors – The Company has contracts with negotiated prices for services provided for patients with commercial healthcare insurance carriers
•CMS – The Company has received independent diagnostic testing facility approval from regional Medicare Administrative Contractors and will receive reimbursement per the relevant Current Procedural Terminology (“CPT”) code rates for the services rendered to the patient covered by CMS.
•Non-contracted third-party payors – Non-contracted commercial and government payors often reimburse out-of-network rates provided under the relevant CPT codes on a case-by-case basis. The transaction price used for determining revenue recognition is based on factors including an average of the Company’s historical collection experience for its non-contracted services. This rate is reviewed at least quarterly.
•Healthcare institutions – Healthcare institutions are typically hospitals or physician practices in which the Company has negotiated amounts for its monitoring services, including certain governmental agencies such as the Veterans Administration and Department of Defense.

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

For contracted and CMS portfolios, the Company recognizes revenue, net of contractual allowances, and recognizes an allowance for doubtful accounts for uncollectible patient accounts receivable. The transaction price is determined based on negotiated rates, and the Company has historical experience collecting substantially all of these contracted rates. These contracts also impose a number of obligations regarding billing and other matters, and the Company’s noncompliance with a material term of such contracts may result in a denial of the claim. The Company accounts for denied claims as a form of variable consideration that is included as a reduction to the transaction price recognized as revenue. The Company estimates the denied claims which require judgment by management. The estimated denied claims are based on historical information and judgement includes the historical period utilized. The Company monitors the estimated denied claims against the latest available information, and subsequent changes to the estimated denied claims are recorded as an adjustment to revenue in the periods during which such changes occur. Historical cash collection indicates that it is probable that substantially all of the transaction price, less the estimate of denied claims, will be received. Contracted payors may require that we bill patient co-payments and deductibles and from time to time we may not be able to collect such amounts due to credit risk. The Company provides for estimates of uncollectible patient accounts receivable, based upon historical experience and judgment includes the historical period utilized, at the time revenue is recognized, with such provisions presented as bad debt expense within the selling, general and administrative line item of the consolidated statement of operations. Adjustments to these estimates for actual experience are also recorded as an adjustment to bad debt expense.

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

Revenue policy under ASC 605

The Company’s devices, cardiac rhythm monitors, have a wear period for up to 14 days for the Zio XT service or 30 days for the Zio Event Card. The Company’s services, consisting of the delivery of reports containing analysis of data captured by the physical device to the prescribing physician, are generally billable at the start of the wear period or when reports are issued to physicians, depending on the service provided. For the Zio XT service, the Company recognizes the revenue at the time that a report is delivered to a physician. For the Zio Event Card, the Company recognizes revenue on a straight-line basis over the applicable wear period, as the event monitoring results are delivered to physicians. For all services performed, the Company considers whether or not the following revenue recognition criteria are met: persuasive evidence of an arrangement exists and delivery has occurred or services have been rendered. For services performed for customers which the Company invoices directly, additional revenue recognition criteria include that the price is fixed and determinable and collectability is reasonably assured; for customers in which the Company submits claims to third-party commercial and governmental payors for reimbursement, the Company recognizes revenue only when a reasonable estimate of reimbursement can be made.The assessment of whether a reasonable estimate of reimbursement can be made requires significant judgment by management. Where management’s judgment indicates a reasonable estimate of reimbursement can be made, revenue is recognized upon delivery of the patient report for the Zio XT service and straight-line for the Zio Event Card. Some patients have out-of-pocket costs for amounts not covered by their insurance carrier, and the Company bills the patient directly for these amounts in the form of co-payments and co-insurance in accordance with their insurance carrier and health plans. Some payors may not cover the Company’s service as ordered by the prescribing physician under their reimbursement policies. In the absence of an agreement with the patient or other clearly enforceable legal right to demand payment from the patient, the related revenue is recognized upon the earlier of notification of the payor benefits allowed or when payment is received, until the Company has the ability to make a reasonable estimate. Once a reasonable estimate can be made, revenue is recognized upon delivery of the service. During 2017, the Company recognized revenue on an accrual basis from certain non-contracted payors as a reasonable estimate was able to be made, primarily based on the consistency of historical payments.

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
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Disaggregated revenue by payor type and major service line for the years ended December 31, 2019 and December 31, 2018 was as follows (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018
Contracted third-party payors	$101,845	$56,949
Non-contracted third-party payors	10,770	12,447
Centers for Medicare & Medicaid	58,918	40,482
Healthcare Institutions	43,019	37,399
Total	$214,552	$147,277

Contract Liabilities
ASC 606 requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).

Certain of the Company’s customers pay the Company directly for the Zio XT service upon shipment of devices. Such advance payments are contract liabilities and are recorded as deferred revenue on the Consolidated Balance Sheets and revenue is recognized when reports are delivered to the healthcare provider. During the year ended December 31, 2019, $1.2 million relating to the contract liability balance at the beginning of 2019 was recognized as revenue.
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
Cost of Revenue
Cost of revenue includes direct labor, material costs, equipment and infrastructure expenses, amortization of internal-use software, allocated overhead, and shipping and handling. Direct labor includes payroll and personnel-related costs including stock-based compensation involved in manufacturing, data analysis, and customer service. Material costs include both the disposable costs of the device and amortization of the PCBAs. Each time the PCBA is used in a wearable Zio XT monitor, a portion of the cost of the PCBA is recorded as a cost of revenue.
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
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that has a greater than greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

The Company recognize taxes on Global Intangible Low-Taxed Income as a current period expense when incurred.
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

Lease term

The lease term is generally the minimum noncancellable period of each lease. The Company does not include option periods in determining the right-of-use asset and operating lease liability at inception unless it is reasonably certain that the Company will exercise the option at inception or when a triggering event occurs. As of December 31, 2019, no renewal options were included in the determination of lease terms.

Lease Modification

The San Francisco Lease is in the same building with the same landlord as the lease for the Company’s prior headquarters in San Francisco (“existing lease”). Upon the commencement of the San Francisco Lease, the existing lease which had an original expiration date of February 2020, was modified to expire in September 2019 and accordingly the right-of-use asset and lease liability was remeasured as of the modification date.
Recently Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-2, Leases (“Topic 842”), which requires lessees to recognize lease liabilities and corresponding right-of-use assets on the consolidated balance sheet for all leases. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and, for operating leases, the lessee would recognize a straight-line lease expense. As of December 31, 2019, the Company does not have any finance leases. Topic 842 also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The Company has no embedded leases with suppliers. Upon adoption of Topic 842 on January 1, 2019 using the modified retrospective method, the Company recognized right-of-use assets of $10.2 million and lease liabilities of $10.0 million. There was no cumulative-effect adjustment recorded on January 1, 2019. The Company adopted the following practical expedients allowed under Topic 842:

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes. ASU 2019-12 will be effective for us beginning January 1, 2021, and early adoption is permitted. The Company is currently evaluating the impact of adoption on our consolidated financial statements.
3. Cash Equivalents and Investments

The fair value of cash equivalents and available-for-sale investments at December 31, 2019 and 2018, were as follows (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Money market funds	$13,897	$—	$—	$13,897
U.S. government securities	77,329	72	(1)	77,400
Corporate notes	14,955	11	—	14,966
Commercial paper	35,753	—	—	35,753
Total available-for-sale marketable debt securities	$141,934	$83	$(1)	$142,016
Classified as:
Cash equivalents				$13,897
Short-term investments				120,089
Long-term investments				8,030
Total cash equivalents and available-for-sale investments				$142,016

	December 31, 2018
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Money market funds	$10,606	$—	$—	$10,606
U.S. government securities	9,976	—	(1)	9,975
Corporate notes	16,514	3	(18)	16,499
Commercial paper	36,331	—	—	36,331
Total available-for-sale marketable debt securities	$73,427	$3	$(19)	$73,411
Classified as:
Cash equivalents				$15,091
Short-term investments				58,320
Total cash equivalents and available-for-sale investments				$73,411

The following table summarizes the fair value of the Company's cash equivalents, short-term and long-term marketable securities classified by maturity (in thousands):

	December 31,
	2019	2018
Due within one year	$133,986	$73,411
Due after one year through three years	8,030	—
Total cash equivalents and available-for-sale investments	$142,016	$73,411
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

Unrealized losses as of December 31, 2019 were not material. Available-for-sale securities held as of December 31, 2019 had a weighted average maturity of 126 days. At December 31, 2019, one investment was in an unrealized loss position and no investments have been in an unrealized loss position for more than one year.
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
The fair value of the Company’s outstanding interest-bearing obligations is estimated using the net present value of the future payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at December 31, 2019 were $34.9 million and $35.2 million, respectively. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at December 31, 2018 were $34.9 million and $34.9 million, respectively.
The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.
The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$13,897	$—	$—	$13,897
U.S. government securities	—	77,400	—	77,400
Corporate notes	—	14,966	—	14,966
Commercial paper	—	35,753	—	35,753
Total	$13,897	$128,119	$—	$142,016

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$10,606	$—	$—	$10,606
U.S. government securities	—	9,975	—	9,975
Corporate notes	—	16,499	—	16,499
Commercial paper	—	36,331	—	36,331
Total	$10,606	$62,805	$—	$73,411

5. Balance Sheet Components
Inventory and Other Assets
Inventory consisted of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$1,574	$676
Finished goods	2,463	1,386
Total	$4,037	$2,062

The Company uses Printed Circuit Board Assemblies (“PCBAs”), in each wearable Zio XT and Zio AT monitor as well as the wireless gateway used in conjunction with the Zio AT monitor. The PCBAs are used numerous times and have useful lives beyond one year. Each time a PCBA is used in a wearable Zio XT or Zio AT monitor, or a wireless gateway is used with a Zio AT monitor a portion of the cost of the PCBA and/or gateway is recorded as a cost of revenue. The PCBAs are recorded as other assets and were $7.4 million and $2.5 million as of December 31, 2019, and December 31, 2018, respectively. The amortization was $3.6 million, $3.1 million and $2.1 million for the years ending December 31, 2019, 2018, and 2017, respectively.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Laboratory and manufacturing equipment	$4,238	$2,750
Computer equipment and software	2,315	1,062
Furniture and fixtures	3,669	925
Leasehold improvements	7,597	726
Internal-use software	16,277	8,925
Total property and equipment, gross	34,096	14,388
Less: accumulated depreciation and amortization	(7,632)	(5,230)
Total property and equipment, net	$26,464	$9,158
Depreciation and amortization expense for the years ended December 31, 2019, 2018 and 2017 was $3.4 million, $2.3 million, and $1.6 million, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued vacation	$3,809	$2,825
Accrued payroll and related expenses	19,156	18,188
Accrued ESPP Contributions	417	373
Accrued professional services fees	2,846	1,249
Claims payable	2,802	2,374
Other	3,556	1,679
Total accrued liabilities	$32,586	$26,688

6. Commitments and Contingencies
Lease Arrangements

The Company leases office, manufacturing, and clinical centers under non-cancelable operating leases which expire on various dates through 2031. These leases generally contain scheduled rent increases or escalation clauses and renewal options. Operating lease right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The operating lease right-of-use assets also include any lease payments made to the lessor at or before the commencement date as well as variable lease payments which are based on a consumer price index. The Company is also subject to variable lease payments related to janitorial services and electricity which are not included in the operating lease right-of-use asset as they are based on actual usage. The Company recognizes operating lease expense on a straight-line basis over the lease period. The total operating lease cost recognized during the year ended December 31, 2019 was $11.3 million which primarily consisted of lease payments and common area maintenance costs. Cash paid for operating leases during the year ended December 31, 2019 was $7.9 million.

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

The Company has obtained a standby letter of credit in the amount of $6.9 million, which may be drawn down by the landlord to be applied upon the Company’s breach of any provisions under the San Francisco Lease.

As of December 31, 2019, maturities of operating lease liabilities were as follows (in thousands):

Year Ended December 31:
2020	$9,253
2021	11,550
2022	11,330
2023	11,667
2024	12,015
Thereafter	87,793
143,608
Less: imputed interest	(49,946)
Total lease liabilities	$93,662

Minimum future lease payments as of December 31, 2018 and under the previous lease accounting standard, which includes annual rental payments for the San Francisco Lease which commenced May 13, 2019, for the year ended December 31, 2018 are as follows (in thousands):

Year Ended December 31:
2019	$8,135
2020	10,669
2021	10,828
2022	11,150
2023	11,483
Thereafter	98,209
Total	$150,474

The weighted average remaining lease term of the Company's operating leases as of December 31 2019 was 11.6 years. The weighted average discount rate of the Company's operating leases was 7.36% as of December 31, 2019.
Legal Proceedings
From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. Management is currently not aware of any matters that could have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Collaboration Agreement

On September 3, 2019, the Company entered into a Development Collaboration Agreement (the “Development Agreement”) with Verily Life Sciences LLC ("Verily"). The Development Agreement, which is over a 24 month term, involves joint development and production of intellectual property between the Company and Verily. Each participant has primary responsibility for certain aspects of development and approval, with all processes to be performed at each respective party’s own cost. Costs incurred by the Company in connection with the Development Agreement will be expensed as research and development expense in accordance with ASC 730, Research and Development.

The Company and Verily will develop certain next-generation atrial fibrillation (“AF”) screening, detection, or monitoring products pursuant to the Development Collaboration Agreement, which products will involve combining Verily’s technology with the Company’s technology to create an end to end system. Under the terms of the Development Agreement, the Company paid Verily an upfront fee of $5.0 million. In addition, the Company has agreed to make additional payments to Verily up to an aggregate of $12.75 million in milestone payments upon achievement of various development and regulatory milestones over the 24 months of the Development Agreement, which payments will be made in cash to Verily. During the year ended December 31, 2019 the company achieved a milestone resulting in additional expense of $1.0 million which is included in accounts payable as of December 31, 2019.

The Development Agreement provides each party with licenses to use certain intellectual property of the other party for development activities in the field of AF screening, detection, or monitoring. Ownership of developed intellectual property will be allocated to the Company or Verily depending on the subject matter of the underlying developed intellectual property, and, for certain subject matter, shall be jointly owned.

During the year ended December 31, 2019, the Company recognized $6.0 million of research and development expense related to the Agreement.

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
In December 2015, the Company used the proceeds from the Pharmakon Loan Agreement to repay $4.9 million of bank debt to Silicon Valley Bank ("SVB"). The issuance costs and debt discount have been netted against the borrowed funds on the balance sheet.

On October 23, 2018, the Company repaid the principal amount of the Tranche A Loan of $30.0 million and related accrued interest of $3.3 million, using proceeds from the Third Amended and Restated SVB Loan Agreement noted below. The Company incurred a $3.0 million loss in connection with the early extinguishment of the Pharmakon Loan Agreement which included a prepayment premium fee of $1.0 million and additional consideration related to the prepayment of $1.5 million.
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
Pursuant to the Third Amended and Restated SVB Loan Agreement, the Company obtained a term loan (“SVB Term Loan”) for $35.0 million. Total proceeds from the SVB Term Loan were used to pay off the loan agreement with Biopharma Secured Investments III Holdings Cayman LP (“Pharmakon”), totaling $35.8 million. The Company will make interest-only payments through October 31, 2020, followed by 36 monthly payments of principal plus interest on the SVB Term Loan. Interest charged on the SVB Term Loan will be the greater of (a) a floating rate based on the “Prime Rate” published by The Wall Street Journal minus 0.75%, or (b) 4.25%. The weighted average interest rate was 4.58% and 4.50% for the years ended December 31, 2019 and 2018, respectively.
Under the Third Amended and Restated SVB Loan Agreement, the Company may borrow, repay, and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $25.0 million, which includes an $11.0 million standby letter of credit sublimit availability. In October 2018, a $6.9 million standby letter of credit was obtained in connection with a lease for the Company’s San Francisco headquarters. Any principal amount outstanding under the Third Amended and Restated SVB Loan Agreement revolving credit line shall bear interest at an amount that is the greater of (a) a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” or (b) 5.00%. The Company may borrow up to 75% of eligible accounts receivable, up to the maximum of $25.0 million. As of December 31, 2019, the Company was eligible to borrow up to $5.6 million and no amount was outstanding under the revolving credit line.
The Third Amended and Restated Loan Agreement requires the Company to maintain a minimum consolidated liquidity ratio or minimum adjusted Earnings Before Interest, Tax, Depreciation, and Amortization during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. The SVB Loan Agreement also includes financial covenants requiring the Company to maintain a minimum liquidity ratio and asset based threshold. The Company was in compliance with financial loan covenants as of December 31, 2019. The obligations under the Third Amended and Restated Loan Agreement are collateralized by substantially all assets of the Company.
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

Future minimum payments

Future minimum payments under the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank at December 31, 2019 are as follows (in thousands):

Year Ending December 31,
2020	$3,449
2021	12,860
2022	12,358
2023	9,914
Total	38,581
Less: Amount representing interest	(3,581)
Less: Debt Issuance Costs	(67)
Total Carrying Value	$34,933

Reported as:
Short-term debt	$1,944
Long-term debt	32,989
Total	$34,933

8. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act reduced the U.S. statutory corporate tax rate to 21%, effective January 1, 2018. Consequently, we recorded a decrease to our federal deferred tax assets of $22.0 million, which was fully offset by a reduction in our valuation allowance for the year ended December 31, 2017.

The following table presents components of the Company’s provision for income taxes as for the period presented (in thousands):

	December 31,
	2019	2018	2017
Current expense (benefit):
Federal	$—	$—	$—
State	—	—	—
Foreign	68	80	—
Total current tax expense (benefit)	68	80	—

Deferred expense (benefit):
Federal	—	—	—
State	—	—	—
Foreign	(3)	(36)	—
Total deferred tax expense (benefit)	(3)	(36)	—

Total Tax Expense (benefit)	$65	$44	$—

The following table presents a reconciliation of the tax expense computed at the statutory federal rate and the Company’s tax expense for the period presented (in thousands):

	December 31,
	2019	2018	2017
Tax at statutory federal rate	$(11,446)	$(10,570)	$(10,143)
Stock-based compensation	(5,560)	(8,557)	(7,634)
Meals and Entertainment	409	309	198
Other	614	148	(145)
Tax credits	(1,128)	(1,015)	(644)
2017 Tax Act	—	44	21,969
Change in valuation allowance	17,176	19,685	(3,601)
Provision for income taxes	$65	$44	$—

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$64,648	$50,601
Tax credit carryforwards	5,601	4,287
Share-based compensation	5,932	3,149
Allowances and other	11,443	8,827
Lease obligation	23,869	—
Total deferred tax assets	111,493	66,864
Valuation allowance	(88,433)	(66,435)
Net deferred tax assets	23,060	429

Deferred Tax Liabilities:
Depreciation and Amortization	(850)	(388)
Right of use asset	(22,171)	—
Total deferred tax liability	(23,021)	(388)
Total deferred tax assets	$39	$41
Due to the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company has provided a full valuation allowance against its U.S. deferred tax assets, and, therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets. The U.S. valuation allowance increased by $22.0 million and $22.1 million for the years ended December 31, 2019 and December 31, 2018, respectively. The current year change in the U.S. valuation allowance is primarily related to the increase in net operating loss carryforwards generated during the year. The Company recorded an immaterial deferred tax asset related to the Company’s foreign operations in the United Kingdom.
The valuation allowance for deferred tax assets consisted of the following activity for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year Ended December 31, 2017	$44,861	$—	$540	$44,321
Year Ended December 31, 2018	44,321	22,114	—	66,435
Year Ended December 31, 2019	$66,435	$21,998	$—	$88,433
As of December 31, 2019, the Company had approximately $259.9 million of federal and $153.8 million of state net operating loss carryforwards available to offset future taxable income which expires in varying amounts beginning in 2027 and

2019 respectively. The Tax Act changed the federal rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating loss carryforwards generated before January 1, 2018 will not be subject to the Tax Act’s taxable income limitation and will continue to have a twenty-year carryforward period.
As of December 31, 2019, the Company had tax credit carryforwards of approximately $5.1 million, and $2.7 million available to reduce future taxable income, if any, for both federal and state purposes, respectively. The federal tax credit carryforwards expire beginning in 2028 and the state tax credits can be carried forward indefinitely.
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
A reconciliation of the Company’s unrecognized tax benefit amount is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$1,459	$943	$616
Additions for tax positions taken in current year	383	441	328
Increases in balance related to prior year tax positions	—	75	—
Decreases in balances related to prior year tax position	—	—	(1)
Balance at end of year	$1,842	$1,459	$943

The total amount of gross unrecognized tax benefits was $1.8 million, $1.5 million, and $0.9 million as of December 31, 2019, 2018, and 2017 respectively. None of the Company’s unrecognized tax benefits that, if recognized, would affect its effective tax rate. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes. Management determined that no accrual for interest or penalties was required as of December 31, 2019, 2018 and 2017.

The Company files income tax returns in the U.S. and UK jurisdictions. All of the Company's tax years are open to examination by the US federal, state and foreign tax authorities. The Company currently has no federal, state or foreign tax examinations in progress, nor has it had any federal or state examinations since inception.
9. Stockholders’ Equity
Common stock
The Company’s amended and restated certificate of incorporation dated October 25, 2016, authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends were declared through December 31, 2019.
The Company had reserved shares of common stock for issuance as follows:

	December 31,
	2019	2018
Options issued and outstanding	1,503,247	2,094,137
Unvested restricted stock units	886,030	547,891
Common stock warrants issued and outstanding	—	4,857
Shares available for grant under future stock plans	6,709,235	5,607,014
Shares available for future issuance	9,098,512	8,253,899

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
2016 Plan
In October 2016, the Company adopted the 2016 Equity Incentive Plan, (the “2016 Plan”). The 2016 Plan was subsequently approved by the Company’s stockholders and became effective on October 19, 2016, immediately before the effective date of the IPO. Following the effectiveness of the 2016 Plan, no additional options will be granted under the 2006 Plan. In addition, to the extent that any awards outstanding or subject to vesting restrictions under the 2006 Plan are subsequently forfeited or terminated for any reason before being exercised or settled, the shares of common stock reserved for issuance pursuant to such awards as of the closing of the IPO will become available for issuance under the 2016 Plan. The remaining shares available for grant under the 2006 Plan became available for issuance under the 2016 Plan upon the closing of the IPO. On the first day of each year, the 2016 Plan authorizes an annual increase of the least of 3,865,000 shares, 5% of outstanding shares on the last day of the immediately preceding fiscal year or an amount as determined by the Company's Board of Directors. As of December 31, 2019, the Company has reserved 7,359,234 shares of common stock for issuance under the 2016 Plan.
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
Employee Stock Purchase Program (“ESPP”)
In October 2016, the Company’s Board of Directors and stockholders approved the Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, the Company initially reserved 483,031 shares of common stock for issuance as of its effective date of October 19, 2019 On the first day of each calendar year, the number of shares reserved increases by the least of 966,062 shares, 1.5% of the shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year, or an amount as determined by the Company’s Board of Directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for 12 month offering periods that each contain two 6 month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the purchase period.
As of December 31, 2019, 350,198 shares of common stock have been issued to employees participating in the ESPP and 1,181,103 shares were available for issuance under the ESPP.

The Company used the following assumptions to estimate the fair value of the ESPP offered for the year ended December 31, 2019: expected term of 0.5 – 1 year, volatility of 43.61% - 48.05%, risk-free interest rate of 1.60% - 2.35% and expected dividend yield of zero.
The Company used the following assumptions to estimate the fair value of the ESPP offered for the year ended December 31, 2018: expected term of 0.5 – 1 year, volatility of 41.46% - 44.55%, risk-free interest rate of 2.19% - 2.64% and expected dividend yield of zero.
The Company used the following assumptions to estimate the fair value of the ESPP offered for the year ended December 31, 2017: expected term of 0.5 – 1 year, volatility of 42.18% - 57.69%, risk-free interest rate of 0.52% - 1.62% and expected dividend yield of zero.
Equity Incentive Plan Activity
A summary of share-based awards available for grant under the 2016 Equity Incentive Plan is as follows:

Shares Available for Grant
Balance at December 31, 2016	3,743,037
Additional options authorized	1,106,966
Awards granted	(837,436)
Awards forfeited	21,585
Balance at December 31, 2017	4,034,152
Additional awards authorized	1,168,865
Awards granted	(666,913)
Awards forfeited	124,478
Awards withheld for tax purposes	56,710
Balance at December 31, 2018	4,717,292
Additional awards authorized	1,218,402
Awards granted	(649,911)
Awards forfeited	181,513
Awards withheld for tax purposes	60,836
Balance at December 31, 2019	5,528,132

During the year ended December 31, 2019, 629,901 restricted stock units ("RSUs") were granted, 180,842 RSUs vested, and 110,920 RSUs were forfeited.

The following table summarizes stock option activity under the 2006 and 2016 Plans, including grants to nonemployees:

		Options Outstanding
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2016	2,977,218	$6.16	6.93	$70,979
Options granted	465,271	$36.76
Options exercised	(827,556)	$4.11
Options forfeited	(13,752)	$14.43
Balance at December 31, 2017	2,601,181	$12.24	7.17	$113,958
Options granted	366,928	$68.32
Options exercised	(798,424)	$7.19
Options forfeited	(75,548)	$34.30
Balance at December 31, 2018	2,094,137	$23.20	7.02	97,976
Options granted	20,010	$82.77
Options exercised	(540,307)	$9.59
Options forfeited	(70,593)	$54.54
Balance at December 31, 2019	1,503,247	$27.40	6.43	62,401
Options exercisable – December 31, 2019	1,147,525	$19.64	6.02	55,919
Options vested and expected to vest – December 31, 2019	1,487,867	$27.07	6.41	62,220
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock.
During the years ended December 31, 2019, 2018 and 2017, the Company granted options with a weighted-average grant date fair value of $38.29, $32.38 and $18.69 per share, respectively.
The aggregate intrinsic value of options exercised was $36.9 million, $52.4 million and $32.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. The total estimated grant date fair value of options vested during the period was $7.8 million, $5.3 million and $2.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The fair value of non-vested restricted stock units (“RSUs”) is based on the Company’s closing stock price on the date of grant. A summary for the year ended December 31, 2019, is as follows:

	Shares Underlying RSUs	Weighted Average Grant Date Fair Value	Weighted Remaining Vesting Period (in years)	Aggregate Intrinsic Value (in thousands)
Non-vested as of December 31, 2018	547,891	$56.62	2.45	$38,067
Granted	629,901	$87.72
Vested	(180,842)	$52.52
Forfeited	(110,920)	$69.77
Non-vested as of December 31, 2019	886,030	$77.92	1.39	$60,330

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

	Year Ended December 31
	2019	2018	2017
Expected term (in years)	6.1	6.1	6.1
Expected volatility	45.0%	45.7%	51.9%
Risk-free interest rate	2.39%	2.75%	2.07%
Dividend yield	0.0%	0.0%	0.0%
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
The following table summarizes the total stock-based compensation expense included in the statements of operations for all periods presented (in thousands):

	Year Ended December 31
	2019	2018	2017
Cost of revenue	$658	$193	$589
Research and development	4,462	3,057	1,619
Selling, general and administrative	21,121	13,079	7,544
Total stock-based compensation expense	$26,241	$16,329	$9,752
As of December 31, 2019, there was total unamortized compensation costs of $8.9 million, net of estimated forfeitures, related to unvested stock options, which the Company expects to recognize over a period of approximately 1.7 years $44.5 million, net of estimated forfeitures, related to unrecognized RSU expense, which the Company expects to recognize over a period of 2.3 years, and $1.1 million unrecognized ESPP expense, which the Company will recognize over 0.9 years.

Performance based RSUs "PRSU"

In February 2019, the Company granted PRSUs to key executives of the Company. The performance equity program has a 2-year performance period measuring target revenue compound annual growth rate (“CAGR”) achievement for fiscal year 2020 compared to fiscal year 2018. There is a minimum performance threshold of 75% to earn 50% of target, and a maximum threshold of 125% achieved to earn 200% of target. The exact number of earned shares will be determined based on linear interpolation using the actual revenue CAGR as it falls between the minimum and maximum thresholds outlined above. The fair value of the PRSUs will be up to $18.5 million, depending on the actual achievement relative to the performance target. Based on management’s assessment at December 31, 2019 of the Company’s achievement of its performance targets, the Company has determined that it is probable that the performance targets will be achieved. As of December 31, 2019, management believes that it will achieve its performance targets at the 134% level, and has recognized cumulative stock-based compensation expense of $4.8 million, for the year ended December 31, 2019.
12. Net Loss Per Common Share
As the Company had net losses for the years ended December 31, 2019, 2018 and 2017, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share during the years ended December 31, 2019, 2018 and 2017 (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(54,568)	$(50,378)	$(29,740)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	25,265,918	23,885,858	22,627,327
Net loss per common share, basic and diluted	$(2.16)	$(2.11)	$(1.31)
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the years ended December 31, 2019, 2018 and 2017 because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2019	2018	2017
Options to purchase common stock	1,503,247	2,094,137	2,601,181
RSUs issued and unvested	886,030	547,891	468,426
Warrants to purchase common stock	—	4,857	4,857
Total	2,389,277	2,646,885	3,074,464

13. Selected Quarterly Financial Data (unaudited)
The following table presents selected unaudited financial data for each of the eight quarters in the two-year period ended December 31, 2019, which have been updated to reflect the revisions discussed in Note 14. Revision of Prior Period Financial Statements and Note 1. Organization and Description of Business. The revision of the third quarter 2018 was previously effected in the Company’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2019 and thus the impact of the revision on such periods financial data is not reflected below. The Company will effect the revision of its unaudited interim financial statements as of and for the three months ended March 31, 2019 and as of and for the three and six-months ended June 30, 2019 when it issues its Form 10-Q for the periods ended March 31 and June 30, 2020.

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

Quarter Ended	March 31	June 30	September 30	December 31
2019:
Total revenues	$48,334	$52,441	$54,673	$59,104
Gross profit	36,561	39,429	40,888	45,189
Net loss	(8,250)	(10,725)	(18,293)	(17,300)
Net loss per common share, basic and diluted	$(0.34)	$(0.43)	$(0.72)	$(0.65)
2018:
Total revenues	$31,762	$35,292	$38,441	$41,782
Gross profit	23,212	25,806	28,488	30,976
Net loss	(11,077)	(13,304)	(9,727)	(16,270)
Net loss per common share, basic and diluted	$(0.47)	$(0.56)	$(0.40)	$(0.67)

The impact of the revision on the unaudited quarterly financial data is as follows:

Quarter Ended	June 30, 2019
	As Reported	Adjustment	As Revised
Total revenues	$53,331	$(890)	$52,441
Gross profit	40,506	(1,077)	39,429
Net loss	(11,467)	742	(10,725)
Net loss per common share, basic and diluted	$(0.46)	$0.03	$(0.43)

Quarter Ended	March 31, 2019
	As Reported	Adjustment	As Revised
Total revenues	$47,214	$1,120	$48,334
Gross profit	35,484	1,077	36,561
Net loss	(8,019)	(231)	(8,250)
Net loss per common share, basic and diluted	$(0.33)	$(0.01)	$(0.34)

Quarter Ended	December 31, 2018
	As Reported	Adjustment	As Revised
Total revenues	$43,155	$(1,373)	$41,782
Gross profit	32,626	(1,650)	30,976
Net loss	(14,713)	(1,557)	(16,270)
Net loss per common share, basic and diluted	$(0.61)	$(0.06)	$(0.67)

Quarter Ended	June 30, 2018
	As Reported	Adjustment	As Revised
Total revenues	$35,469	$(177)	$35,292
Gross profit	25,979	(173)	25,806
Net loss	(12,206)	(1,098)	(13,304)
Net loss per common share, basic and diluted	$(0.51)	$(0.05)	$(0.56)

Quarter Ended	March 31, 2018
	As Reported	Adjustment	As Revised
Total revenues	$30,565	$1,197	$31,762
Gross profit	21,954	1,258	23,212
Net loss	$(11,117)	$40	$(11,077)

Disaggregation of Revenue

During the preparation of the Company’s annual financial statements for the year ended December 31, 2019, the Company identified a $965 thousand classification error in the presentation of contracted third-party payors and non-contracted third-party payors in the disaggregation of revenue disclosure in Note 2. Summary of Significant Accounting Policies of its Quarterly Report on Form 10-Q for the period ended September 30, 2019. Previously reported nine-month ended September 30, 2019 balances (in thousands) of $72,040 and $9,016 for contracted third-party payors and non-contracted third-party payors, respectively, should have been $73,005 and $8,051, respectively. The Company concluded that the amounts were not material to its previously issued September 30, 2019 condensed consolidated financial statements. The error impacted the disclosures in the September 30, 2019 Form 10-Q but did not impact the Company’s condensed consolidated balance sheets, statements of operations or statements of cash flows included in such 10-Q.

14. Revision of Prior Period Financial Statements

As discussed in Note 1, the Company has revised its prior period financial statements to correct for immaterial errors in its accounting for revenues, contractual allowances, allowance for doubtful accounts and certain other items, the impact of which is presented below (in thousands, except share data):

Revised Consolidated Balance Sheets

	As of December 31, 2018
	As Reported	Adjustment	As Revised
Assets
Accounts receivable, net	$21,977	$(2,187)	$19,790
Total current assets	106,482	(2,187)	104,295
Total assets	119,710	(2,187)	117,523
Liabilities and Stockholders’ Equity
Accrued liabilities	26,570	118	26,688
Deferred revenue	1,243	(20)	1,223
Total current liabilities	30,236	98	30,334
Total liabilities	65,288	98	65,386
Accumulated other comprehensive loss	(41)	25	(16)
Accumulated deficit	(203,515)	(2,310)	(205,825)
Total stockholders’ equity	54,422	(2,285)	52,137
Total liabilities and stockholders’ equity	119,710	(2,187)	117,523

Revised Consolidated Statements of Operations

	Year ended December 31, 2018
	As Reported	Adjustment	As Revised
Revenue	$147,293	$(16)	$147,277
Cost of revenue	38,579	216	38,795
Gross profit	108,714	(232)	108,482
Research and development	20,750	110	20,860
Selling, general and administrative	131,582	1,731	133,313
Total operating expenses	152,332	1,841	154,173
Loss from operations	(43,618)	(2,073)	(45,691)
Other income, net	1,526	(25)	1,501
Loss before income taxes	(48,236)	(2,098)	(50,334)
Net loss	(48,280)	(2,098)	(50,378)
Net loss per common share, basic and diluted	(2.02)	(0.09)	(2.11)

	Year ended December 31, 2017
	As Reported	Adjustment	As Revised
Revenue	$98,509	$620	$99,129
Cost of revenue	27,708	495	28,203
Gross profit	70,801	125	70,926
Research and development	13,335	(70)	13,265
Selling, general and administrative	84,737	515	85,252
Total operating expenses	98,072	445	98,517
Loss from operations	(27,271)	(320)	(27,591)
Net loss	(29,420)	(320)	(29,740)
Net loss per common share, basic and diluted	(1.30)	(0.01)	(1.31)

Revised Consolidated Statements of Comprehensive Loss

	Year ended December 31, 2018
	As Reported	Adjustment	As Revised
Net loss	$(48,280)	$(2,098)	$(50,378)
Net change in unrealized gains on available-for-sale securities	24	25	49
Comprehensive loss	(48,256)	(2,073)	(50,329)

	Year ended December 31, 2017
	As Reported	Adjustment	As Revised
Net loss	$(29,420)	$(320)	$(29,740)
Comprehensive loss	(29,476)	(320)	(29,796)

Revised Consolidated Statements of Cash Flows

	Year ended December 31, 2018
	As Reported	Adjustment	As Revised
Cash flows from operating activities
Net loss	$(48,280)	$(2,098)	$(50,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt and contractual allowances	15,218	1,230	16,448
Changes in operating assets and liabilities:
Accounts receivable	(22,885)	1,138	(21,747)
Accrued liabilities	10,776	(275)	10,501
Deferred revenue	5	(20)	(15)
Net cash used in operating activities	(29,068)	(25)	(29,093)
Cash flows from investing activities
Purchases of available-for-sale investments	(93,158)	25	(93,133)
Net cash provided by investing activities	34,117	25	34,142

	Year ended December 31, 2017
	As Reported	Adjustment	As Revised
Cash flows from operating activities
Net loss	$(29,420)	$(320)	$(29,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,123	(371)	9,752
Provision for bad debt and contractual allowances	9,403	(181)	9,222
Changes in operating assets and liabilities:
Accounts receivable	(12,950)	479	(12,471)
Accrued liabilities	5,364	393	5,757
Supplemental disclosures of cash flow information
Property, plant and equipment costs included in liabilities	35	75	110

Revised Consolidated Statements of Shareholder's Equity

	Year Ended December 31, 2018
	As Reported	Adjustment	As Revised
Unrealized loss on investments	$24	$25	$49
Accumulated other comprehensive loss ending balance	(41)	25	(16)
Accumulated deficit beginning balance	(156,589)	(212)	(156,801)
Net loss	(48,280)	(2,098)	(50,378)
Accumulated deficit ending balance	(203,515)	(2,310)	(205,825)
Total stockholders' equity	54,422	(2,285)	52,137

	Year Ended December 31, 2017
	As Reported	Adjustment	As Revised
Accumulated deficit beginning balance	$(127,169)	$108	$(127,061)
Net loss	(29,420)	(320)	(29,740)
Accumulated deficit ending balance	(156,589)	(212)	(156,801)
Total stockholders' equity	79,553	(212)	79,341

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

As required by Rule 13a-15(b) under the Exchange Act, our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and our CFO have concluded that as of December 31, 2019, our disclosure controls and procedures were not effective because of the material weaknesses in internal controls, and as disclosed below. Notwithstanding these material weaknesses, our management, including our CEO and CFO, has concluded that our consolidated financial statements, included in the 2019 Annual Report on Form 10-K, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles, and that they can still be relied upon.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria established in “Internal Control—Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on that assessment, our management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019 because of the following material weaknesses in internal control over financial reporting, disclosed in the Company’s 2018 Annual Report on Form 10-K, which continue to exist as of December 31, 2019:

•We did not design or maintain an effective control environment commensurate with our financial reporting requirements. Given the rapid growth in the size and complexity of the business, we failed to maintain a sufficient number of professionals with an appropriate level of accounting and internal control knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. This material weakness contributed to the additional material weaknesses below.
•We did not effectively execute our controls over our financial statement close process, to ensure the prevention or detection of a misstatement that could be material. Specifically, we concluded we did not have an effective business performance review control used to monitor the completeness and accuracy of the financial results and to identify potential failures in lower level controls. This control may not detect errors in a timely manner that could be material to our interim or annual financial statements. Additionally, we did not have appropriate control over the review of journal entries to ensure that they were properly supported and recorded completely and accurately.
•We did not maintain effective controls with respect to the review of the accounting for revenue and related accounts receivable, including maintaining effective controls to prevent or detect errors in the assessment of bad debt and revenue reserves. Specifically, we did not detect errors within the contractual allowance and bad debt expense analyses which resulted in immaterial misstatements to revenue, accounts receivable and bad debt expense.

These material weaknesses resulted in the misstatement of our revenues, revenue reserves, bad debt expense, property and equipment, research and development expense and related financial disclosures, and in the revision of the Company’s consolidated financial statements for the years ended December 31, 2017, December 31, 2018, and each interim period therein as well as the quarters ended March 31, 2019, June 30, 2019, and September 30, 2019. Additionally, these material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report on Form 10-K.

Remediation Plan Activities

Management continues to execute its action plan to remediate the underlying causes that gave rise to the material weaknesses. The following steps were performed as of December 31, 2019 to enhance our internal control environment:

•Increased the depth and experience of our Finance organization by hiring individuals with technical experience in accounting, auditing and reporting matters and provided several internal control trainings to Finance staff and managers;
•Hired an Internal Audit Director who is focused on enhancing the effectiveness of our overall control environment and system of controls over financial reporting;
•Enhanced the design of key controls in the order to cash cycle;
•Implemented a business performance review control to monitor the completeness and accuracy of the financial results and to identify potential failures in lower level controls;
•Enhanced the design of key controls over journal entries and the accuracy and completeness of key reports used in the preparation of our consolidated financial statements.
We will continue to build on the progress we have made in our remediation efforts. In particular, we will focus on strengthening and enforcing controls in the financial close process, filling the remaining key roles in the Finance organization, and providing more internal control and accounting training for Finance staff and managers. However, the material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time for management to conclude, through testing, that such controls are operating effectively.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in internal control over financial reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, other than the changes discussed above in connection with the changes designed and implemented as a result of our remediation plan of the previously identified material weakness, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for the year ended December 31, 2019.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)List the following documents filed as a part of this Annual Report on Form 10-K:
(i)All financial statements;
(ii)Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below. All financial statement schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the consolidated financial statements and notes thereto in Part II, Item 8 above.
(iii)Those exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter) and by paragraph (b) below. Identify in the list each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.
(b)Registrants shall file, as exhibits to this form, the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).
(c)Registrants shall file, as financial statement schedules to this form, the financial statements required by Regulation S-X (17 CFR 210) which are excluded from the annual report to shareholders by Rule 14a-3(b) including (1) separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons; (2) separate financial statements of affiliates whose securities are pledged as collateral; and (3) schedules.

Exhibit Index
		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-37918	3.1	October 26, 2016
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-37918	3.2	October 26, 2016
4.1	Specimen Common Stock Certificate of the Registrant.	S-1	333-213773	4.1	September 23, 2016
4.2	Amended and Restated Investors’ Rights Agreement dated May 16, 2014 by and among the Registrant and certain stockholders.	S-1/A	333-213773	4.2	October 7, 2016
4.3	Description of the Registrant's securities registered pursuant to section 12 of the securities exchange act of 1934.	10-K	333-213773	4.3	March 2, 2020
4.4	First amendment to third amended and restated loan and security agreement.	10-K	333-213773	4.4	March 2, 2020
4.8	Warrant to Purchase Stock issued to Life Science Loans, LLC dated as of June 3, 2014.	S-1	333-213773	4.8	September 23, 2016
10.1+	Form of Indemnification Agreement for directors and executive officers.	S-1	333-213773	10.1	September 23, 2016
10.2+	2006 Stock Plan, as amended, and Form of Option Agreement thereunder.	S-1	333-213773	10.2	September 23, 2016
10.3+	2016 Equity Incentive Plan and related form agreements.	S-1/A	333-213773	10.3	October 7, 2016
10.4+	2016 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-213773	10.4	October 7, 2016
10.5+	Executive Incentive Compensation Plan.	S-1/A	333-213773	10.5	October 7, 2016
10.6	Manufacturing Services Agreement dated March 1, 2009 between the Registrant and Jabil Circuit, Inc.	S-1	333-213773	10.6	September 23, 2016
10.7	Memorandum of Understanding dated February 16, 2015 between the Registrant and Jabil Circuit, Inc.	S-1	333-213773	10.7	September 23, 2016
10.8	Warland Business Park Lease dated April 20, 2015 between the Registrant and Warland Investments Company.	S-1	333-213773	10.8	September 23, 2016
10.9	Office Lease dated April 30, 2008 between the Registrant and 650 Townsend Associates, LLC.	S-1/A	333-213773	10.9	October 7, 2016
10.10	First Amendment to Lease dated February 26, 2010 between the Registrant and 650 Townsend Associates, LLC.	S-1	333-213773	10.10	September 23, 2016
10.11	Second Amendment to Lease dated December 19, 2011 between the Registrant and 650 Townsend Associates, LLC.	S-1	333-213773	10.11	September 23, 2016
10.12	Third Amendment to Lease dated January 8, 2014 between the Registrant and Big Dog Holdings, LLC, as successor in interest to 650 Townsend Associates LLC.	S-1	333-213773	10.12	September 23, 2016
10.13	Fourth Amendment to Lease dated April 22, 2015 between the Registrant and Big Dog Holdings, LLC, as successor in interest to 650 Townsend Associates LLC.	S-1	333-213773	10.13	September 23, 2016
10.14	Fifth Amendment to Lease dated November 20, 2015 between the Registrant and Big Dog Holdings, LLC, as successor in interest to 650 Townsend Associates LLC.	S-1	333-213773	10.14	September 23, 2016
10.15	Sixth Amendment to Lease dated August 10, 2016 between the Registrant and Big Dog Holdings, LLC, as successor in interest to 650 Townsend Associates LLC.	S-1	333-213773	10.15	September 23, 2016
10.16	Sublease dated October 29, 2009 between the Registrant and Freedomroads, LLC.	S-1/A	333-213773	10.16	October 7, 2016
10.17	First Amendment to Sublease dated June 1, 2010 between the Registrant and Freedomroads, LLC.	S-1/A	333-213773	10.17	October 7, 2016
10.18	Second Amendment to Sublease dated September 24, 2013 between the Registrant, Freedomroads, LLC and FRHP Lincolnshire, LLC.	S-1	333-213773	10.18	September 23, 2016
10.19	Sublease dated April 15, 2014 between the Registrant and Lone Star R.S. Platou, Inc.	S-1	333-213773	10.19	September 23, 2016
10.20±	Services Agreement dated December 24, 2013 between the Registrant and XIFIN, Inc.	S-1	333-213773	10.20	September 23, 2016

10.21	Second Amended and Restated Loan and Security Agreement dated December 4, 2015 between the Registrant and Silicon Valley Bank.	S-1/A	333-213773	10.21	October 7, 2016
10.22	Loan Agreement dated December 4, 2015 between the Registrant and Biopharma Secured Investments III Holdings Cayman LP.	S-1	333-213773	10.22	September 23, 2016
10.23	Guaranty and Security Agreement dated December 4, 2015 by the Registrant and each other grantor from time to time party thereto in favor of Biopharma Secured Investments III Holdings Cayman LP.	S-1	333-213773	10.23	September 23, 2016
10.24	Note Purchase Agreement dated November 16, 2012, as amended, by and between the Registrant and California HealthCare Foundation, exhibits related thereto and related Promissory Note.	S-1/A	333-213773	10.24	October 7, 2016
10.25+	Employment Letter to Kevin M. King dated July 23, 2012 between the Registrant and Kevin M. King.	S-1	333-213773	10.25	September 23, 2016
10.26+	Employment Letter to David A. Vort dated November 22, 2013 between the Registrant and David A. Vort.	S-1	333-213773	10.26	September 23, 2016
10.27+	Employment Letter to Derrick Sung dated March 24, 2015 between the Registrant and Derrick Sung.	S-1	333-213773	10.27	September 23, 2016
10.28+	Employment Letter to Matthew C. Garrett dated December 2, 2012 between the Registrant and Matthew C. Garrett.	S-1	333-213773	10.28	September 23, 2016
10.29	Form of Change of Control and Severance Agreement to be effective upon the closing of the offering.	10-Q	333-213773	10.29	November 14, 2017
10.30	Office Lease (Suite 500) dated August 9, 2016 between the Registrant and Big Dog Holdings, LLC.	S-1	333-213773	10.30	September 23, 2016
10.31	Note and Warrant Purchase Agreement dated November 1, 2012, by and among the Registrant and the persons and entities listed on the Schedule of Investors attached thereto as Exhibit A and exhibits related thereto.	S-1/A	333-213773	10.31	October 7, 2016
10.32	Office Lease dated May 1, 2017 between the Registrant and Radler Limited Partnership.	10-Q	333-213773	10.32	August 7, 2017
10.33	Employment Letter to Karim Karti dated June 12, 2018 between the Registrant and Karim Karti.	10-Q	333-213773	10.33	August 3, 2018
10.34	First Amendment to Lease dated June 5, 2018 between the Registrant and Warland Investments Company.	10-Q	333-213773	10.34	August 3, 2018
10.35	Office Lease dated October 4, 2018 between the Registrant and Big Dog Holdings LLC.
10.36	Third Amended and Restated Loan and Security Agreement, dated as of October 23, 2018, between Silicon Valley Bank, a California corporation, and iRhythm Technologies, Inc., a Delaware corporation.	8-K	333-213773	10.1	October 29, 2018
10.37	2016 Employee Stock Purchase Plan, as amended February 26, 2019, and related form agreements.	10-Q	333-213773	10.37	December 23, 2019
10.38	Employment Letter to Mark Day dated September 3, 2007 between the Registrant and Mark Day.	10-Q	333-213773	10.38	December 23, 2019
10.39	Development collaboration agreement by and among Verily Life Sciences LLC, Verily Ireland Limited, and iRhythm Technologies, Inc.	10-Q	333-213773	10.39	December 23, 2019
21.10	List of Subsidiaries of Registrant.	S-1	333-213773	21.1	September 23, 2016
23.10	Consent of Independent Registered Public Accounting Firm
31.10	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.20	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________________________________________________________________________________________
†The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of iRhythm Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
†Indicates management contract or compensatory plan.
†Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 2, 2020	By:	/s/ Kevin M. King
Kevin M. King President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin M. King	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2020
Kevin M. King

/s/ Matthew C. Garrett	Chief Financial Officer (Principal Financial Officer)	March 2, 2020
Matthew C. Garrett

/s/ Bruce G. Bodaken	Director	March 2, 2020
Bruce G. Bodaken

/s/ Ralph Snyderman M.D.	Director	March 2, 2020
Ralph Snyderman M.D.

/s/ C. Noel Bairey Merz, M.D.	Director	March 2, 2020
C. Noel Bairey Merz, M.D.

/s/ Mark J. Rubash	Director	March 2, 2020
Mark J. Rubash

/s/ Raymond W. Scott	Director	March 2, 2020
Raymond W. Scott

/s/ Abhijit Y. Talwalkar	Director and Chairman of the Board	March 2, 2020
Abhijit Y. Talwalkar