Form 10-Q
period 2020-03-31
iRhythm Technologies, Inc.
filed 2020-05-08
CIK 1388658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 1, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 27,039,808.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•the impact of the COVID-19 pandemic on our operations and financial results
•plans to conduct further clinical studies;
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
•our ability to remediate our material weaknesses over financial reporting;
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
ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$56,514	$20,462
Short-term investments	65,256	120,089
Accounts receivable, net of allowances for doubtful accounts of $11,840 and $9,049 as of March 31, 2020 and December 31, 2019, respectively	24,211	23,867
Inventory	4,227	4,037
Prepaid expenses and other current assets	4,223	4,337
Total current assets	154,431	172,792
Long-term investments	—	8,030
Property and equipment, net	28,454	26,464
Operating lease right-of-use assets	89,249	90,124
Goodwill	862	862
Other assets	9,944	7,940
Total assets	$282,940	$306,212
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,544	$8,243
Accrued liabilities	23,247	32,714
Deferred revenue	1,115	1,251
Debt, current portion	4,861	1,944
Operating lease liabilities, current portion	8,078	7,914
Total current liabilities	42,845	52,066
Debt, noncurrent portion	30,076	32,989
Operating lease liabilities, noncurrent portion	85,042	85,748
Total liabilities	157,963	170,803
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000,000 shares authorized at March 31, 2020 and December 31, 2019; and none issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value – 100,000,000 shares authorized at March 31, 2020 and December 31, 2019; 27,026,975 and 26,682,720 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	25	25
Additional paid-in capital	394,507	395,695
Accumulated other comprehensive income	364	82
Accumulated deficit	(269,919)	(260,393)
Total stockholders’ equity	124,977	135,409
Total liabilities and stockholders’ equity	$282,940	$306,212
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue, net	$63,535	$48,334
Cost of revenue	16,063	11,773
Gross profit	47,472	36,561
Operating expenses:
Research and development	8,415	6,699
Selling, general and administrative	48,230	38,066
Total operating expenses	56,645	44,765
Loss from operations	(9,173)	(8,204)
Interest expense	(380)	(409)
Other income, net	505	375
Loss before income taxes	(9,048)	(8,238)
Income tax provision	17	12
Net loss	$(9,065)	$(8,250)
Net loss per common share, basic and diluted	$(0.34)	$(0.34)
Weighted-average shares, basic and diluted	26,839,870	24,474,308
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(9,065)	$(8,250)
Other comprehensive income:
Net change in unrealized gains on available-for-sale securities	282	43
Comprehensive loss	$(8,783)	$(8,207)
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(9,065)	$(8,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,551	621
Stock-based compensation	305	4,856
Amortization of debt discount and issuance costs	4	26
Accretion of discounts on investments, net of premium amortization	(171)	(227)
Provision for doubtful accounts and contractual allowances	9,184	5,411
Amortization of operating lease right-of-use assets	1,495	1,183
Changes in operating assets and liabilities:
Accounts receivable	(9,989)	(12,392)
Inventory	(191)	(442)
Prepaid expenses and other current assets	114	(29)
Other assets	(2,002)	(365)
Accounts payable	(2,835)	(333)
Accrued liabilities	(9,467)	(6,061)
Deferred revenue	(136)	39
Operating lease liabilities	(1,163)	(1,200)
Net cash used in operating activities	(22,366)	(17,163)
Cash flows from investing activities
Purchases of property and equipment	(3,405)	(1,705)
Purchases of available-for-sale investments	(8,009)	(9,616)
Sales of available-for-sale investments	14,525	—
Maturities of available-for-sale investments	56,800	37,700
Net cash provided by investing activities	59,911	26,379
Cash flows from financing activities
Proceeds from issuance of common stock	2,969	2,120
Tax withholding upon vesting of restricted stock awards	(4,462)	(3,258)
Net cash used in financing activities	(1,493)	(1,138)
Net increase in cash and cash equivalents	36,052	8,078
Cash and cash equivalents beginning of period	20,462	20,023
Cash and cash equivalents end of period	$56,514	$28,101
Supplemental disclosures of cash flow information
Interest paid	$394	$411
Non-cash investing and financing activities
Property and equipment costs included in accounts payable and accrued liabilities	$136	$38
Right-of-use assets obtained in exchange for new operating lease liabilities	$621	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock				Accumulated Other	Total
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balances at December 31, 2018	24,368,073	$23	$257,955	$(205,825)	$(16)	$52,137
Issuance of common stock in connection with employee equity incentive plans, net	260,570	1	2,120	—	—	2,121
Tax withholding upon vesting of restricted stock awards	—	—	(3,259)	—	—	(3,259)
Stock-based compensation expense	—	—	4,856	—	—	4,856
Net loss	—	—	—	(8,250)	—	(8,250)
Net change in unrealized gain on investments	—	—	—	—	43	43
Balances at March 31, 2019	24,628,643	$24	$261,672	$(214,075)	$27	$47,648

	Common Stock				Accumulated Other	Total
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balances at December 31, 2019	26,682,720	$25	$395,695	$(260,393)	$82	$135,409
Issuance of common stock in connection with employee equity incentive plans, net	344,255	—	2,969	—	—	2,969
Tax withholding upon vesting of restricted stock awards	—	—	(4,462)	—	—	(4,462)
Stock-based compensation expense	—	—	305	—	—	305
Accounting Standards Codification 326 cumulative effect adjustment upon adoption	—	—	—	(461)	—	(461)
Net loss	—	—	—	(9,065)	—	(9,065)
Net change in unrealized gain on investments	—	—	—	—	282	282
Balances at March 31, 2020	27,026,975	$25	$394,507	$(269,919)	$364	$124,977

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
        On September 10, 2019, the Company issued and sold an aggregate of 1,575,342 shares (the "Shares") of common stock, in a public offering at a price of $73.00 per share. The Shares included the full exercise of the underwriters’ option to purchase an additional 205,479 shares of common stock. Total proceeds received from the offering were $107.3 million, after deducting discounts and issuance costs.
Revision of Prior Period Financial Statements

In 2019, and as previously disclosed in the Company’s Quarterly Report on Form 10-Q for the three and nine-months ended September 30, 2019, the Company identified errors in its historical accounting for revenues, contractual allowances, allowance for doubtful accounts and certain other items. The identified errors impacted the Company's accompanying 2017 annual financial statements, 2018 unaudited quarterly and audited annual financial statements and its 2019 unaudited first and second quarter financial statements. In accordance with SEC Staff Accounting Bulletin No. 99, "Materiality," and SEC Staff Accounting Bulletin No. 108,"Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;" the Company evaluated the errors and determined that the related impacts were not material to any prior annual or interim period, but that correcting the cumulative impact of such errors would be significant to its results of operations for the three and nine months ended September 30, 2019 and the year-ended December 31, 2019. Accordingly, the Company has revised its previously issued financial statements to correct for such immaterial errors. A summary of the impact of the revisions to our previously issued interim financial statements for the three months ended March 31, 2019 is included in Note 13, Revision of Prior Period Financial Statements. The affected balances in the accompanying footnotes to these consolidated financial statements have also been revised accordingly.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2019, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or for any other interim period or for any other future year.
The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2019, included in the Company’s annual report on Form 10-K, filed with the SEC on March 2, 2020.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Risks and Uncertainties

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contractual allowances, allowance for doubtful accounts, the useful lives of property and equipment, the recoverability of long-lived assets including the estimated usage of the printed circuit board assemblies (“PCBAs”), the incremental borrowing rate for operating leases, accounting for income taxes, the fair value of the Company’s common stock and stock-based compensation. Certain of these estimates are impacted by uncertainties surrounding COVID-19 such as revenue recognition, contractual allowances for revenue, allowance for doubtful accounts, and stock based compensation. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that management believes are reasonable under the circumstances, including assumptions as to future events. Actual results may differ from those estimates.

As a result of the COVID-19 outbreak, the Company has experienced significant business disruptions, including restrictions on its ability to travel, reduction in access to customers due to diverted resources at hospitals, and shortened business hours as governments institute prolonged shelter-in-place and/or self-quarantine mandates.

Following recommendations from federal and local government and healthcare agencies, the Company transitioned employees to a remote work environment beginning in early March. For a small number of employees who continue to support essential operations at manufacturing facilities, the Company has instituted social distancing and other measures to ensure the safety of its employees.

While hospital systems and healthcare facilities shift their focus and resources to treating COVID-19 patients and combating the spread of the coronavirus, the Company has adapted its service to meet the immediate needs of physicians, customers, and patients and significantly increased the utilization of its home enrollment service which allows patients to receive and wear the single-use Zio device without going to a healthcare facility.

The Company is continuously reviewing its liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 global pandemic. The Company believes it will have adequate liquidity over the next 12 months to operate its business and to meet its cash requirements. As of March 31, 2020, the Company is in compliance with its financial covenants in its debt agreement.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid Relief, and Economic Security Act (the CARES Act") to support businesses during the COVID-19 pandemic, including deferment of the employer portion of certain payroll taxes, refundable payroll tax credits, and technical amendments to tax depreciation methods for qualified improvement property. The Company is currently evaluating the impact of the CARES Act on its condensed consolidated financial statements.

Furthermore, capital markets and economies worldwide have been negatively impacted by the COVID-19 pandemic, which may result in a period of regional, national, and global economic slowdown or regional, national, or global recessions that could curtail or delay demand for the Zio service as well as increase the risk of customer defaults or delays in payments. COVID-19 and the current financial, economic, and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to the Company's performance, financial condition, volume of business, results of operations, and cash flows. For further information refer to Note 14. Subsequent Events.

Investments

Short-term investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than one year as of the balance sheet date. Long-term investments have maturities greater than one year as of the balance sheet date. All investments are carried at fair value based upon quoted market prices.

The Company periodically assesses its portfolio of debt investments for impairment. For debt securities in an unrealized loss position, this assessment first takes into account the intent to sell, or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through interest and other, net. For debt securities in an unrealized loss position that do not meet the aforementioned criteria, the Company assesses whether the decline in fair value has resulted from credit losses or other factors.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The Company evaluates expected credit losses by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. Expected credit losses on available-for-sale debt securities are recognized in other income, net in the condensed consolidated statements of operations, and any remaining unrealized losses, net of taxes, are reported as a component of accumulated other comprehensive loss. The Company did not recognize any credit losses on its available-for-sale securities during the three months ended March 31, 2020 and there were no impairment charges for unrealized losses in the periods presented.

The cost of available-for-sale securities sold is based on the specific-identification method. Realized gains and losses are included in earnings, and are derived for specific-identification method for determining the costs of investments sold. Amortization of premiums and accretion of discounts are reported as a component of other income, net.

Accounts Receivable, Allowance for Doubtful Accounts and Contractual Allowances

Accounts receivable includes amounts due to the Company from healthcare institutions, third-party payors, and government payors and their related patients, as a result of the Company's normal business activities. Accounts receivable is reported on the consolidated balance sheets net of an estimated allowance for doubtful accounts and contractual allowances.

The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on its assessment of the collectability of customer accounts and recognizes the provision as a component of selling, general and administrative expenses.

The Company records a provision for contractual allowances based on the estimated differences between contracted amounts and expected collection rates. Such provisions are based on the Company's historical experience and are reported as a reduction of revenue.

The Company regularly reviews the allowances by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.
The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended March 31, 2020	Year Ended December 31, 2019	Three Months Ended March 31, 2019
Balance, beginning of period	$9,049	$7,296	$7,296
Add: provision for doubtful accounts	4,592	9,129	2,015
Add: adoption of ASC 326	461	—	—
Less: write-offs, net of recoveries and other adjustments	(2,262)	(7,376)	(1,346)
Balance, end of period	$11,840	$9,049	$7,965

The following table presents the changes in the contractual allowance (in thousands):

	Three Months Ended March 31, 2020	Year Ended December 31, 2019	Three Months Ended March 31, 2019
Balance, beginning of period	$15,433	$9,205	$9,205
Add: provision for contractual allowances	4,592	15,518	3,396
Less: realized contractual adjustments	(3,477)	(9,290)	(1,435)
Balance, end of period	$16,548	$15,433	$11,166
Concentrations of Risk
Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. Cash balances are deposited in financial institutions which, at times may be in excess of federally insured limits. Cash equivalents are invested in highly-rated money market funds. The Company invests in a variety of financial instruments, such as, but not limited to, United States Government securities, corporate notes, commercial paper and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material losses on its deposits of cash and cash equivalents or investments.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. The Company records an allowance for doubtful accounts based on the assessment of the collectability of customer accounts, considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Centers for Medicare and Medicaid Services (“CMS”), accounted for approximately 27% and 26% of the Company’s revenue for the three months ended March 31, 2020, and 2019, respectively. CMS accounted for 22% and 18% of accounts receivable at March 31, 2020 and March 31, 2019, respectively.
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

The Zio AT mobile cardiac telemetry monitor, a wearable patch-based biosensor, offers what the Zio XT offers plus the additional capability of transmissions during the wear period to assist physicians in diagnosing and treating the small percentage of the population requiring more timely action. During the wear period, physicians will receive notifications if there are significant events that meet predetermined arrhythmia detection criteria. The Zio AT service revenue is recognized over the prescription period and delivery of an electronic Zio Report with two performance obligations.

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
For contracted and CMS portfolios, the Company recognizes revenue, net of contractual allowances, and recognizes an allowance for doubtful accounts for uncollectible patient accounts receivable. The transaction price is determined based on negotiated rates, and the Company has historical experience of collecting substantially all of these contracted rates. These contracts also impose a number of obligations regarding billing and other matters, and the Company’s noncompliance with a material term of such contracts may result in a denial of the claim. The Company accounts for denied claims as a form of variable consideration that is included as a reduction to the transaction price recognized as revenue. The Company estimates the denied claims which require management judgment. The estimated denied claims are based on historical information and judgement includes the historical period utilized. The Company monitors the estimated denied claims against the latest available information, and subsequent changes to the estimated denied claims are recorded as an adjustment to revenue in the periods during which such changes occur. Historical cash collection indicates that it is probable that substantially all of the transaction price, less the estimate of denied claims, will be received. Contracted payors may require that we bill patient co-payments and deductibles and from time to time we may not be able to collect such amounts due to credit risk. The Company provides for estimates of uncollectible patient accounts receivable, based upon historical experience where judgment includes the historical period utilized, at the time revenue is recognized, with such provisions presented as bad debt expense within the selling, general and administrative line item of the consolidated statement of operations. Adjustments to these estimates for actual experience are also recorded as an adjustment to bad debt expense.
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

Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Disaggregated revenue by payor type and major service line for three months ended March 31, 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Contracted third-party payors	$31,710	$22,719
Non-contracted third-party payors	3,376	2,819
Centers for Medicare & Medicaid	17,316	12,648
Healthcare Institutions	11,133	10,148
Total	$63,535	$48,334
Contract Liabilities
ASC 606 requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).

Certain of the Company’s customers pay the Company directly for the Zio XT service upon shipment of devices. Such advance payments are contract liabilities and are recorded as deferred revenue on the Condensed Balance Sheets and revenue is

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

recognized when reports are delivered to the healthcare provider. During the three months ended March 31, 2020, $1.2 million relating to the contract liability balance at the beginning of 2020 was recognized as revenue.
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
Recently Adopted Accounting Guidance

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU No. 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The Company adopted ASC 326 on January 1, 2020, using the modified retrospective transition method through a non-cash $0.5 million cumulative-effect increase to accumulated deficit and the allowance for doubtful accounts. The Company considered the current and expected future economic and market conditions surrounding the novel COVID-19 pandemic and recorded additional reserves that were not individually material to the estimate. Actual results may differ from these estimates.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which amended its guidance for costs of implementing a cloud computing service arrangement to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The Company adopted ASU No. 2018-15 on January 1, 2020, using the prospective transition method. The impact of adoption on the Company's consolidated financial statements was not material.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes. The Company elected to early adopt ASU 2019-12 effective as of January 1, 2020, and the impact of adoption on the Company's condensed consolidated financial statements was not material.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

3. Cash Equivalents and Investments
The fair value of cash equivalents and available-for-sale investments at March 31, 2020 and December 31, 2019, were as follows (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Money market funds	$34,541	$—	$—	$34,541
U.S. government securities	56,032	371	—	56,403
Corporate notes	8,860	1	(8)	8,853
Total cash equivalents and available-for-sale investments	$99,433	$372	$(8)	$99,797
Classified as:
Cash equivalents				$34,541
Short-term investments				65,256
Total cash equivalents and available-for-sale investments				$99,797
	December 31, 2019
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Money market funds	$13,897	$—	$—	$13,897
U.S. government securities	77,329	72	(1)	77,400
Corporate notes	14,955	11	—	14,966
Commercial paper	35,753	—	—	35,753
Total cash equivalents and available-for-sale investments	$141,934	$83	$(1)	$142,016
Classified as:
Cash equivalents				$13,897
Short-term investments				120,089
Long-term investments				8,030
Total cash equivalents and available-for-sale investments				$142,016
The following table summarizes the fair value of the Company’s cash equivalents, short-term and long-term marketable securities classified by maturity (in thousands):

	March 31, 2020	December 31, 2019
Due within one year	$99,797	$133,986
Due after one year through three years	—	8,030
Total cash equivalents and available-for-sale investments	$99,797	$142,016
The following tables present the Company's available-for-sale securities that were in an unrealized loss position as of March 31, 2020 (in thousands):

	March 31, 2020
	Less than 12 months		Total
Assets	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate notes	$7,849	$(8)	$7,849	$(8)
Total	$7,849	$(8)	$7,849	$(8)
        Unrealized losses as of December 31, 2019 were not material. Available-for-sale securities held as of March 31, 2020 had a weighted average maturity of 90 days. At March 31, 2020, three investments were in an unrealized loss position and no investments have been in an unrealized loss position for more than one year.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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
The fair value of the Company’s outstanding interest-bearing obligations is estimated using the net present value of the future payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at March 31, 2020 are $34.9 million and $36.4 million, respectively. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at December 31, 2019 were $34.9 million and $35.2 million, respectively.
The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.
The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$34,541	$—	$—	$34,541
U.S. government securities	—	56,403	—	56,403
Corporate notes	—	8,853	—	8,853
Total	$34,541	$65,256	$—	$99,797

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$13,897	$—	$—	$13,897
U.S. government securities	—	77,400	—	77,400
Corporate notes	—	14,966	—	14,966
Commercial paper	—	35,753	—	35,753
Total	$13,897	$128,119	$—	$142,016

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

5. Balance Sheet Components
Inventory and Other Assets
Inventory consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$1,666	$1,574
Finished goods	2,561	2,463
Total	$4,227	$4,037

        The Company uses Printed Circuit Board Assemblies (“PCBAs”), in each wearable Zio XT and Zio AT monitor as well as in the wireless gateway used in conjunction with the Zio AT monitor. The PCBAs are used numerous times and have useful lives beyond one year. Each time a PCBA is used in a wearable Zio XT monitor or Zio AT monitor, a portion of the cost of the PCBA is recorded as a cost of revenue. Each time a wireless gateway is used with a Zio AT monitor, a portion of the gateway is recorded as a cost of revenue. PCBAs which are recorded as other assets, were $9.5 million and $7.4 million as of March 31, 2020, and December 31, 2019, respectively.

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Laboratory and manufacturing equipment	$4,409	$4,238
Computer equipment and software	2,379	2,315
Furniture and fixtures	3,803	3,669
Leasehold improvements	8,136	7,597
Internal-use software	18,885	16,277
Total property and equipment, gross	37,612	34,096
Less: accumulated depreciation and amortization	(9,158)	(7,632)
Total property and equipment, net	$28,454	$26,464

Depreciation and amortization expense was $1.6 million and $0.6 million for the three months ended March 31, 2020, and March 31, 2019, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued vacation	$4,480	$3,809
Accrued payroll and related expenses	8,375	19,156
Accrued ESPP contribution	1,776	417
Accrued professional services fees	181	2,846
Accrued interest	128	128
Claims payable	3,159	2,802
Other	5,148	3,556
Total accrued liabilities	$23,247	$32,714

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

6. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. Management is currently not aware of any matters that could have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Development Agreement
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

        The Company and Verily will develop certain next-generation atrial fibrillation (“AF”) screening, detection, or monitoring products pursuant to the Development Agreement, which products will involve combining Verily and the Company’s technology platforms and capabilities. Under the terms of the Development Agreement, the Company paid Verily an upfront fee of $5.0 million in 2019. In addition, the Company has agreed to make additional payments to Verily up to an aggregate of $12.75 million in milestone payments upon achievement of various development and regulatory milestones over the 24 months of the Development Agreement, which payments will be made in cash to Verily. During the year ended December 31, 2019 the Company achieved a milestone resulting in additional expense of $1.0 million which was included in accounts payable as of December 31, 2019 and paid in the first quarter of 2020. No additional milestones were achieved during the three months ended March 31, 2020.

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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

7. Debt
Bank Debt
In December 2015, the Company entered into a Second Amended and Restated Loan and Security Agreement with SVB, (the “SVB Loan Agreement”). Under the SVB Loan Agreement, the Company could borrow, repay and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $15.0 million, until December 4, 2018, when all outstanding principal and accrued interest became due and payable. Any principal amount outstanding under the SVB Loan Agreement shall bear interest at a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” plus 0.25%. The Company could borrow up to 80% of its eligible accounts receivable, up to the maximum of $15.0 million.
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
Under the Third Amended and Restated SVB Loan Agreement, the Company may borrow, repay, and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $25.0 million, which includes an $11.0 million standby letter of credit sublimit availability. In October 2018, a $6.9 million standby letter of credit was obtained in connection with a lease for the Company’s San Francisco headquarters. Any principal amount outstanding under the Third Amended and Restated SVB Loan Agreement revolving credit line shall bear interest at an amount that is the greater of (a) a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” or (b) 5.00%. The Company may borrow up to 75% of eligible accounts receivable, up to the maximum of $25.0 million. As of March 31, 2020, no amount was outstanding under the revolving credit line.
The Third Amended and Restated Loan Agreement requires the Company to maintain a minimum consolidated liquidity ratio or minimum adjusted Earnings Before Interest, Tax, Depreciation, and Amortization during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. The Company was in compliance with loan covenants as of March 31, 2020. The obligations under the Third Amended and Restated Loan Agreement are collateralized by substantially all assets of the Company.
8. Income Taxes
The Company recorded a tax provision related to its U.K. entity during the three months ended March 31, 2020 and March 31, 2019. Due to the uncertainties surrounding the realization of the U.S. deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the U.S. net operating loss carryforwards and other deferred tax assets.
9. Stockholders’ Equity
Common stock
The Company’s amended and restated certificate of incorporation dated October 25, 2016, authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends were declared through March 31, 2020.
The Company had reserved shares of common stock for issuance as follows:

	March 31, 2020	December 31, 2019
Options issued and outstanding	1,221,621	1,503,247
Unvested restricted stock units	947,101	886,030
Shares available for grant under future stock plans	8,319,642	6,709,235
Shares available for future issuance	10,488,364	9,098,512

10. Equity Incentive Plans
Equity Incentive Plan Activity
A summary of share-based awards available for grant under the 2016 Equity Incentive Plan is as follows:

Awards Available for Grant
Balance at December 31, 2018	4,717,292
Additional awards authorized	1,218,402
Awards granted	(649,911)
Awards forfeited	181,513
Awards withheld for tax purposes	60,836
Balance at December 31, 2019	5,528,132
Additional awards authorized	1,333,928
Awards granted	(286,155)
Awards forfeited	110,981
Awards withheld for tax purposes	51,475
Balance at March 31, 2020	6,738,361
During the three months ended March 31, 2020, 286,155 restricted stock units ("RSUs") were granted, 130,920 RSUs vested, and 94,155 RSUs were forfeited.
The following table summarizes stock option activity under the 2006 and 2016 Equity Incentive Plans:

		Options Outstanding
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2018	2,094,137	$23.20	7.02	$97,976
Options granted	20,010	$82.77
Options exercised	(540,307)	$9.59
Options forfeited	(70,593)	$54.54
Balance at December 31, 2019	1,503,247	$27.40	6.43	$62,401
Options exercised	(264,800)	$11.21
Options forfeited	(16,826)	$68.32
Balances at March 31, 2020	1,221,621	$30.35	6.39	$62,595
Options exercisable – March 31, 2020	941,215	$23.59	6.05	$54,482
Options vested and expected to vest – March 31, 2020	1,210,815	$30.07	6.38	$62,368
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock.
During the three months ended March 31, 2019, the Company granted options with a weighted-average grant date fair value of $38.65 per share. The Company did not grant any options during the three months ended March 31, 2020.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

11. Stock-Based Compensation

Employee Stock Options Valuation
The fair value of employee and director stock options was estimated at the date of grant using the Black-Scholes option pricing model with the weighted average assumptions below.

Three Months Ended March 31,
2019
Expected term (in years)	6.1
Expected volatility	45.0%
Risk-free interest rate	2.40%
Dividend yield	—%

        The Company did not grant stock options during the three months ended March 31, 2020.
Stock-Based Compensation
The following table summarizes the total stock-based compensation expense included in the statements of operations and comprehensive loss for all periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$—	$88
Research and development	741	873
Selling, general and administrative	(436)	3,895
Total stock-based compensation expense	$305	$4,856
As of March 31, 2020, there was total unamortized compensation costs of $7.6 million, net of estimated forfeitures, related to unvested stock options which the Company expects to recognize over a period of approximately 1.5 years, $58.1 million, net of estimated forfeitures, related to unrecognized restricted stock unit (“RSU”) expense, which the Company expects to recognize over a period of 2.4 years, and $0.5 million unrecognized ESPP expense, which the Company will recognize over 0.7 years.
Performance based RSUs (“PRSU”)
The Company grants PRSUs to key executives of the Company. PRSUs can be earned in accordance with the performance equity program for each respective grant.
In February 2019, the company granted PRSU's that are earned based on the compound annual growth rate ("CAGR") of fiscal year 2020's revenue compared to fiscal year 2018's revenue, measuring a minimum performance threshold of 75% to earn 50% of target, and a maximum threshold of 125% achieved to earn 200% of target.
In February 2020, the company granted PRSU's for fiscal year 2022's annual unit volume CAGR compared to fiscal year 2019's annual unit volume CAGR, measuring a minimum performance threshold of 19.7% to earn 50% of target, and a maximum threshold of 29% achieved to earn 200% of target.
The exact number of earned shares for both grants will be determined based on linear interpolation using the actual results as they fall between the minimum and maximum thresholds outlined above.
Due to the impact of the COVID-19 pandemic, management has determined that as of March 31, 2020, the Company’s achievement of its performance targets described above, is not probable. PRSU expense of $4.8 million recognized in fiscal year 2019 has been reversed and no PRSU expense has been recognized in the first quarter of 2020.
The following table presents key terms of outstanding PRSU awards (in thousands except for share amounts and percentages):

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Grant Year	PRSU Performance Period	Performance %	PRSU Shares Granted	Fair Value of PRSU Shares Granted	Cumulative Expense Recognized for PRSUs
2019	2018 - 2020	—%	159,314	$15,160	$—
2020	2019 - 2022	—%	133,834	10,993	—
			293,148	$26,153	$—

12. Net Loss Per Common Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(9,065)	$(8,250)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	26,839,870	24,474,308
Net loss per common share, basic and diluted	$(0.34)	$(0.34)
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the three months ended March 31, 2020 and 2019, because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	1,221,621	1,885,914
PRSUs and RSUs unvested	947,101	896,759
Warrants to purchase common stock	—	4,857
Total	2,168,722	2,787,530

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

13. Revision of Prior Period Financial Statements

As discussed in Note 1, the Company has revised certain prior period financial statements to correct errors in its accounting for revenues, contractual allowances, allowance for doubtful accounts and certain other items as presented below (in thousands, except share data):

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

Revised Consolidated Statements of Operations

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

Revised Consolidated Statements of Comprehensive Loss

	Three months ended March 31, 2019
	As Reported	Adjustment	As Revised
Net loss	$(8,019)	$(231)	$(8,250)
Comprehensive loss	(7,976)	(231)	(8,207)

Revised Consolidated Statements of Cash Flows

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

Revised Consolidated Statements of Shareholder's Equity

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

14. Subsequent Events

During the three months ended March 31, 2020, the Company experienced a decline in revenue as a result of the COVID-19 pandemic. As part of the its response, the Company took the following cost reduction measures beginning in April 2020: temporary salary reductions for all salaried employees, unpaid furloughs for some hourly employees, and layoffs. The Company is also temporarily reducing the base salary of the Company’s Chief Executive Officer, Board of Director retainer fees, executive officers, and vice presidents. In addition, the Company has proactively taken initial steps to reduce spend, including eliminating or delaying project spend for non-essential programs, reducing spend on travel and consulting, and implementing a hiring freeze. The Company is still developing this plan, and therefore, it cannot reasonably estimate costs related to termination benefits at this time. The Company continues to analyze its cost structure and may implement additional cost reduction measures as may be necessary due to the on-going economic challenges resulting from the COVID-19 pandemic.
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
•cloud-based analysis of the recorded cardiac rhythms using our proprietary, deep-learned algorithms;
•a final quality assessment review of the data by our certified cardiographic technicians; and
•an easy-to-read Zio report, a curated summary of findings that includes high quality and clinically-actionable information which is sent directly to a patient’s physician through ZioSuite and can be integrated into a patient’s electronic health record.
We receive revenue for the Zio service primarily from third-party payors, which include commercial payors and government agencies, such as CMS, Veterans Administration, and the military. In addition, a small percentage of institutions, which are typically hospitals or private physician practices, purchase the Zio service from us directly. Our revenue in the third-party commercial payor category is primarily contracted, which means we have entered into pricing contracts with these payors. Third-party contracted payors accounted for approximately 50% and 47% of our revenue for the three months ended March 31, 2020 and 2019, respectively. Approximately, 27% and 26% of our total revenue for the three months ended March 31, 2020 and 2019 is received from Centers for Medicare and Medicaid Services ("CMS"), which is under established reimbursement codes. Healthcare institutions, which are typically hospitals or private physician practices accounted for approximately 18% and 21% of our revenue for the three months ended March 31, 2020 and 2019, respectively. Non-contracted third party payors and self-pay accounted for 5% and 6% of our total revenue for the three months ended March 31, 2020 and March 31, 2019. We rely on a third-party billing partner, XIFIN, Inc., to submit patient claims and collect from commercial payors, certain government agencies, and patients.
Since our Zio service was cleared by the U.S. Food and Drug Administration (“FDA”), we have provided the Zio service to over two million patients and have collected over 600 million hours of curated heartbeat data. We believe the Zio service is well-positioned to disrupt an already-established $1.8 billion U.S. ambulatory cardiac monitoring market by offering a user-friendly device to patients, actionable information to physicians and value to payors.
        We market our ambulatory cardiac monitoring solution in the United States through a direct sales organization comprised of sales management, field billing specialists, quota-carrying sales representatives, and a customer service team. Our sales representatives focus on initial introduction into new customers, penetration across a sales region, driving adoption within existing accounts and conveying our message of clinical and economic value to service line managers and hospital administrators and other clinical departments. In addition, we will continue exploring sales and marketing expansion opportunities in international geographies.

        As further explained in Note 1. Organization and Description of Business and Note 13. Revision of Prior Period Financial Statements in the notes to the accompanying condensed consolidated financial statements, the Company has revised its previously issued interim financial statements as of and for the three months ended March 31, 2019. This Management's Discussion and Analysis has been revised to reflect the correction of these prior period errors.

COVID-19 Impact

The Company cannot currently predict the extent or duration of the ongoing impact to its financial statements and has suspended guidance. Although the Company cannot currently predict the extent or duration of the COVID-19 related impact to its financial results, the Company does expect the impact of COVID-19 to be more significant in the near-term.
We are taking a variety of measures to promote the safety and security of our employees and customers. Our response to COVID-19 is focused on:
•Protecting and supporting the health and well-being of our employees, our communities and our customers by limiting the transmission of COVID-19. Following recommendations from federal and local government and healthcare agencies, the Company transitioned employees to a remote work environment beginning in early March 2020. For a small number of our employees who continue to support essential operations at our facilities, we have instituted social distancing and other measures to ensure the safety of our employees. We rapidly implemented business continuity protocols and have been able to transition to a remote operating environment while continuing to deliver our Zio service. We will continue to follow local and national guidelines to determine the appropriate time to resume in-office functions.
•Delivering uninterrupted patient care for both Zio XT and Zio AT and supporting efforts to monitor COVID-19 patients. While hospital systems and healthcare facilities shift their focus and resources to treating COVID-19 patients and combating the spread of COVID-19, we have adapted our service to meet the immediate needs of our physician customers and patients. Our digital service platform enables physician ordering, results reporting, data curation and patient support independent of location, across virtual or in-office care models. As an example, we have significantly increased the utilization of our home enrollment service which allows patients to receive and wear the single-use Zio device without going to a healthcare facility. Home enrollment also eliminates clinical staff exposure to cleaning or reusing traditional Holter and event monitors that may have been exposed to viruses or other pathogens. In addition, health systems with acute needs to facilitate a reduction in healthcare provider contact and the additional need for monitoring capacity are looking to deploy Zio AT for in-patient monitoring. The FDA informed the Company that Zio AT usage for this application is consistent with the FDA COVID-19 Remote Monitoring guidance.
•Adjusting our operating plan as appropriate to ensure continued financial strength. The Company continues to maintain a strong cash position and has taken initiatives to adjust our operating plan to ensure the Company maintains appropriate liquidity during these uncertain times. The Company has proactively taken initial steps to reduce spend, including eliminating or delaying project spend for non-essential programs, reducing spend on travel and consulting, implementing a hiring freeze, and reducing payroll costs through employee furloughs and pay cuts.
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

We are subject to seasonality similar to other companies in our field, as vacations by physicians and patients tend to affect enrollment in the Zio service more during the summer months and during the end of calendar year holidays compared to other times of the year. During the three months ended March 31, 2020, the Company experienced a decline in revenue as a result of the COVID-19 pandemic.
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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including increased contracting with third-party payors and institutional providers. We have in the past been able to increase our pricing as third-party payors become more familiar with the benefits of the Zio service and move to contracted pricing arrangements. We expect to continue to decrease the cost of service per device by obtaining volume purchase discounts for our material costs and implementing scan-time algorithm improvements and software-driven and other workflow enhancements to reduce labor costs. Gross margin for the first quarter of 2020 was negatively impacted due to the COVID-19 pandemic and the Company expects this impact to continue in the near term.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Revenue	$63,535	$48,334	$15,201	31%
Cost of revenue	16,063	11,773	4,290	36%
Gross profit	47,472	36,561	10,911	30%
Gross margin	75%	76%
Operating expenses:
Research and development	8,415	6,699	1,716	26%
Selling, general and administrative	48,230	38,066	10,164	27%
Total operating expenses	56,645	44,765	11,880	27%
Loss from operations	(9,173)	(8,204)	(969)	12%
Interest expense	(380)	(409)	29	7%
Other income, net	505	375	130	35%
Loss before income taxes	(9,048)	(8,238)	(810)	10%
Income tax provision	17	12	5	42%
Net loss	$(9,065)	$(8,250)	$(815)	10%
Revenue
Revenue increased $15.2 million, or 31%, to $63.5 million during the three months ended March 31, 2020 from $48.3 million during the three months ended March 31, 2019. The increase in revenue was primarily attributable to the increase in volume of the Zio services performed as a result of the expansion of coverage and the increase in the number of payors. In the second half of March 2020, the Company experienced a decline in revenues as a result of the COVID-19 pandemic.
Cost of Revenue and Gross Margin
Cost of revenue increased $4.3 million, or 36%, to $16.1 million during the three months ended March 31, 2020 from $11.8 million during the three months ended March 31, 2019. The increase in cost of revenue was primarily due to increased Zio service volume in 2019.

Gross margin for the three months ended March 31, 2020 decreased to 75%, compared to 76% for the three months ended March 31, 2019.
Research and Development Expenses
Research and development expenses increased $1.7 million, or 26%, to $8.4 million during the three months ended March 31, 2020 from $6.7 million during the three months ended March 31, 2019. The increase was primarily attributable to a $2.0 million increase in employee related costs and a $1.1 million increase in allocated facility costs, partially offset by $1.2 million reduction of expense due to an increase in costs capitalized to internal use software.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $10.2 million, or 27%, to $48.2 million during the three months ended March 31, 2020 from $38.1 million during the three months ended March 31, 2019. The increase was primarily attributable to a $3.3 million increase in payroll and stock-based compensation as a result of increased headcount, $2.6 million in bad debt expense, and $1.9 million in rent expense due to expansion of San Francisco headquarters.

Interest Expense
Interest expense was $0.4 million for the three months ended March 31, 2020, compared to $0.4 million for the three months ended March 31, 2019. There were no significant changes in interest expense during the three months ended March 31, 2020 compared with the three months ended March 31, 2019.
Other Income, Net
Other income, net was $0.5 million for the three months ended March 31, 2020, compared to $0.4 million for the three months ended March 31, 2019. There were no significant changes in other income, net expense during the three months ended March 31, 2020 compared with the three months ended March 31, 2019.
Liquidity and Capital Expenditures
Overview
We are continuously reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 global pandemic. We believe we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements.
As of March 31, 2020, we had cash and cash equivalents of $56.5 million, short-term investments of $65.3 million, an accumulated deficit of $269.9 million, and an unused availability under our credit facility of $4.4 million.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(22,366)	$(17,163)
Investing activities	59,911	26,379
Financing activities	(1,493)	(1,138)
Net increase in cash and cash equivalents	$36,052	$8,078
Cash Used in Operating Activities
During the three months ended March 31, 2020, cash used in operating activities was $22.4 million, which consisted of a net loss of $9.1 million, adjusted by non-cash charges of $12.4 million and a net change of $25.7 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of a change in the allowance for doubtful accounts and contractual allowances of $9.2 million and depreciation and amortization of $1.6 million. The change in our net operating assets and liabilities was primarily due to an increase of $10.0 million in accounts receivable as a result of increased revenues and an increase of $9.5 million in accrued liabilities.
During the three months ended March 31, 2019, cash used in operating activities was $17.2 million, which consisted of a net loss of $8.3 million, adjusted by non-cash charges of $11.9 million and a net change of $20.8 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of a change in allowance for doubtful accounts and contractual allowance of $5.4 million, and in stock-based compensation of $4.9 million. The change in our net operating assets and liabilities was primarily due to an increase of $12.4 million in accounts receivable as a result of increased revenues.

Cash Provided by Investing Activities
Cash provided by investing activities during the three months ended March 31, 2020 was $59.9 million, which consisted of cash received from the maturities of available for sale investments of $56.8 million and sales of available for sale investments of $14.5 million. This was partially offset by $8.0 million in purchases of available for sale investments and $3.4 million of capital expenditures associated with leasehold improvements and internal use software.
Cash provided by investing activities during the three months ended March 31, 2019 was $26.4 million, which consisted primarily of $37.7 million in cash received from the maturities of available for sale investments, partially offset by purchases of available for sale investments of $9.6 million, and $1.7 million of capital expenditures to purchase property and equipment.
Cash Used in Financing Activities
During the three months ended March 31, 2020, cash used in financing activities was $1.5 million, primarily due to $4.5 million in tax withholding upon the vesting of RSUs, partially offset by $3.0 million in proceeds from the issuance of common stock in connection with employee options exercises and our Employee Stock Purchase Program.
During the three months ended March 31, 2019, cash used by financing activities was $1.1 million, primarily due to $3.3 million in tax withholding upon the vesting of RSUs, partially offset by $2.1 million in proceeds from the issuance of common stock.
Bank Debt
In December 2015, we entered into a Second Amended and Restated Loan and Security Agreement with SVB, (the “SVB Loan Agreement”). Under the SVB Loan Agreement, we could borrow, repay and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $15.0 million, until December 4, 2018, when all outstanding principal and accrued interest became due and payable. Any principal amount outstanding under the SVB Loan Agreement shall bear interest at a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” plus 0.25%. We could borrow up to 80% of our eligible accounts receivable, up to the maximum of $15.0 million.
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
Under the Third Amended and Restated SVB Loan Agreement, we may borrow, repay, and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $25.0 million, which includes an $11.0 million standby letter of credit sublimit availability. In October 2018, a $6.9 million standby letter of credit was obtained in connection with a lease for our San Francisco headquarters. Any principal amount outstanding under the Third Amended and Restated SVB Loan Agreement revolving credit line shall bear interest at an amount that is the greater of (a) a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” or (b) 5.00%. We may borrow up to 75% of eligible accounts receivable, up to the maximum of $25.0 million. As of March 31, 2020 no amount was outstanding under the revolving credit line.
The Third Amended and Restated Loan Agreement requires us to maintain a minimum consolidated liquidity ratio or minimum adjusted Earnings Before Interest, Tax, Depreciation, and Amortization during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. We were in compliance with loan covenants as of March 31, 2020. The obligations under the Third Amended and Restated Loan Agreement are collateralized by substantially all of our assets.

Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
Contractual Obligations
Our contractual obligations as of December 31, 2019 are presented in our Form 10-K filed with the SEC on March 2, 2020. There have been no material changes.
Critical Accounting Policies and Estimates
For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2019. Refer to Note 2. Summary of Significant Accounting Policies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for all significant accounting policies as well as the lease accounting policy updated upon the adoption of ASC 842 as of January 1, 2019.
Recently Adopted Accounting Guidance
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU No. 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. We adopted ASC 326 on January 1, 2020, using the modified retrospective transition method through a non-cash $0.5 million cumulative-effect increase to accumulated deficit and the allowance for doubtful accounts. We considered the current and expected future economic and market conditions surrounding the novel COVID-19 pandemic and recorded additional reserves that were not individually material to the estimate. Actual results may differ from these estimates.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which amended its guidance for costs of implementing a cloud computing service arrangement to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. We adopted ASU No. 2018-15 on January 1, 2020, using the prospective transition method. The impact of adoption on our consolidated financial statements was not material.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes. We elected to early adopt ASU 2019-12 effective as of January 1, 2020, and the impact of adoption on our condensed consolidated financial statements was not material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.
Interest Rate Sensitivity
We had cash, cash equivalents and investments of $121.8 million as of March 31, 2020, which consisted of bank deposits, money market funds, U.S. government securities, corporate notes, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
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

We had total outstanding debt of $34.9 million, which is net of debt discount and debt issuance costs, as of March 31, 2020. The Third Amended and Restated SVB Loan Agreement Note carries a variable interest rate based on the “Prime Rate” published by The Wall Street Journal. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Foreign Currency Exchange Rate Sensitivity
We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in British Pound Sterling. As of March 31, 2020 we do not consider this risk to be material. We do not utilize any forward foreign exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were not effective as of March 31, 2020 due to the following material weaknesses, which continue to exist as of March 31, 2020:

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

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the first quarter of fiscal 2020. There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the first quarter of fiscal 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation of Material Weaknesses

Management continues to build on the momentum and progress we have made in our remediation efforts. In particular, we continue to focus on:

1) the successful onboarding of recent hires in the Finance organization;

2) internal control and accounting education and awareness efforts for those with roles that impact internal control over financial reporting; and

3) consistent execution of all controls, particularly those in the financial statement close and order to cash cycles.

The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time for management to conclude, through testing, that such controls are operating effectively. We expect that control environment improvements will be implemented in 2020 in response to the material weaknesses.

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

The COVID-19 pandemic and efforts to reduce its spread has impacted, and may in the future periods negatively impact, our business and operations.

The COVID-19 pandemic has had, and may continue to have, an adverse impact on our operations, as a result of preventive and precautionary measures that we, other businesses, and governments are taking. The spread of COVID-19 in the United States has resulted in travel restrictions impacting our sales representatives and customer service team who support them. Some hospitals have also limited access for non-patients, including our sales professionals, which has negatively impacted our access to physicians and their patients. New hospital sanitization and social distancing protocols, as well as increased competition for resources within hospitals that have dedicated certain resources only to COVID patients, may impact our business and operations. Additionally, we anticipate that an increase in the unemployment rate due to the impact of COVID-19 will decrease the number of potential patients with access to health insurance, which may result in fewer diagnostic procedures. As hospitals cancel and defer diagnostic and elective procedures, it reduces their revenue and impacts their financial results, which could result in pricing pressure on our services as they seek cost savings. Prolonged restrictions relating to COVID-19 could adversely affect our sales and the revenue we derive as a result.

We expect these challenges of the COVID-19 outbreak to continue to impact our number of Zio services provided through the second quarter of 2020, and perhaps for the remainder of 2020 and into 2021, but its extent cannot be quantified at this time. Our customers’ patients are also experiencing the economic impact of the current epidemic. Even an important diagnostic procedure like the Zio service be less of a priority than other items for those patients who have lost their jobs, are furloughed, have reduced work hours or are worried about the continuation of their medical insurance. Patients may also be reluctant to visit their physicians or hospitals due to fear of contracting COVID-19. Physicians are not performing as many diagnostic tests for their patients and the facilities where these tests are performed may not be open, staffed adequately or open the entire day. Even where physicians continue to treat symptomatic patients, treatment of asymptomatic patients is being deferred in many cases. The reduction in diagnostic testing and physician visits, the increase in deferred treatment, and changes in patient behaviors are translating into fewer Zio services being prescribed.

Governmental mandates related to COVID-19 or other infectious diseases have impacted, and we expect them to continue to impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain and/or reduce our margins. For instance, on March 16, 2020, the Department of Public Health of the City and County of San Francisco, where our headquarters is located, issued a mandatory shelter-in-place order through April 7, 2020 that was later extended through May 31, 2020; similarly, the Department of Public Health for Orange County, where are manufacturing facilities are located, has generally followed the State of California’s indefinite stay-at-home orders (collectively, the “Government Mandate”). While we have continued to operate with remote employees and essential employees on site, an extended implementation of this Governmental Mandate could impact our ability to operate effectively and conduct ongoing manufacturing or research and development.

While we expect COVID-19 pandemic to impact our business over the short term as some procedures are temporarily deferred, we have taken swift and proactive measures to minimize business disruptions and preserve financial flexibility. In assessing our own cash conservation options, we have taken preemptive steps to curtail near-term spending, including temporary salary reductions for all salaried employees, unpaid furloughs for some hourly employees, and layoffs. We are also temporarily reducing the base salary of the Company’s Chief Executive Officer, executive officers, and vice presidents, as well as reducing our Board of Director retainer fees. Our ongoing operations may be impacted as a result of employees assuming additional roles and responsibilities within our organization and we would have fewer resources available to run our operations, which would reduce our expenses, but could also negatively impact our business operations and revenue as a result. We may also encounter voluntary departures of key employees due to any of the foregoing actions that we undertake. If key personnel or large groups of our employees contract the virus, that may also impact our business and operations. In the meantime, we have taken steps to support our employees, including providing the ability for employees to work remotely and implementing strategies to support appropriate social distancing techniques for future interactions. We are also assessing our business continuity plans in the context of this pandemic.

Finally, we anticipate that COVID-19 pandemic may impact clinical and regulatory matters. While we do not have any clinical trials currently in process, COVID-19 is delaying enrollment in new clinical trials across the medical device industry and may affect any new trials we decide to pursue.

Any of these occurrences may significantly harm our business, financial condition and prospects. The ultimate impact of COVID-19 is highly uncertain and subject to change. This impact could have a material, adverse impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We do not yet know the full extent of potential delays or impacts on our business, financial condition and results of operations. As a result, we have withdrawn our full year 2020 financial guidance. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of COVID-19 on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity and our ability to operate.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The COVID-19 pandemic has caused extreme volatility and disruptions in the global capital and credit markets. A severe or prolonged economic downturn, could result in a variety of risks to our business, including driving hospitals to tighten budgets and curtail spending, which would negatively impact our sales and business. In addition, higher unemployment or reductions in business benefits plans could result in fewer commercially insured patients, which could negatively impact our revenue and business as a result. A weak or declining economy could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.

We have a history of net losses, which we expect to continue, and we may not be able to achieve or sustain profitability in the future.
We have incurred net losses since our inception in September 2006. For the three months ended March 31, 2020, and 2019 we had net losses of $9.1 million and $8.3 million, respectively, and expect to continue to incur additional losses. As of March 31, 2020, we had an accumulated deficit of $269.9 million. The losses and accumulated deficit were primarily due to the substantial investments we made to develop and improve our technology and products and improve our business and the Zio service through research and development efforts and infrastructure improvements. Over the next several years, we expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our Zio service, which includes Zio XT and Zio AT, and to develop additional arrhythmia detection and management products and services. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses or at all. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.
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
•the impact of the COVID-19 outbreak on our operations and financial results;

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
For the three months ended March 31, 2020, we received approximately 27% of our revenue from reimbursement for our Zio service by CMS. Under CMS guidelines for participation in the Medicare program CMS designates us as an independent diagnostic treatment facility (“IDTF”). CMS imposes extensive and detailed requirements on IDTFs, including but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities and how and where we provide our monitoring solutions. Our failure to comply with applicable CMS rules could result in a discontinuation of our reimbursement under the CMS payment programs, our being required to return funds already paid to us, civil monetary penalties, criminal penalties and/or exclusion from the CMS programs.
Changes in public health insurance coverage and CMS reimbursement rates for the Zio service could affect the adoption of the Zio service and our future revenue.

Government payors may change their coverage and reimbursement policies, as well as payment amounts, in a way that would prevent or limit reimbursement for our Zio service, which would significantly harm our business. Government and other third-party payors require us to report the service for which we are seeking reimbursement by using a Current Procedural Terminology, or CPT, code-set maintained by the American Medical Association (“AMA”). For Zio XT, we have secured temporary CPT codes (or Category III CPT codes) used for newly introduced technologies and specific to our category of diagnostic monitoring through 2022. The fees associated with these Category III CPT codes are also temporary and may be modified by CMS. Category III CPT codes may be renewed for another five years or converted to permanent codes (or Category I CPT codes) based on specific requirements, including national use data and published clinical evidence, as established by the AMA and CMS. The process to convert Category III CPT codes to Category I CPT codes is governed by the AMA and CMS. On October 25, 2019, the AMA’s CPT Editorial Panel established two new Category I CPT codes which are applicable to the Zio service and will take effect on January 1, 2021. At this point in the process of reviewing new codes, CMS will determine the appropriate level of reimbursement for the services, which will be first published as a proposed rule in July 2020, with a 60 day comment period following and then a final rule published in November 2020. Once Category I CPT codes are valued by CMS the values typically remain unchanged for five years after the values are initially determined. Category I CPT codes can have values and associated pricing that are higher, lower or equal to their associated Category III CPT codes. We can provide no assurance that any Category I CPT code secured for the reimbursement of our Zio service will contain values and pricing that are the same as or greater than the existing Category III CPT codes. In addition, to the extent CMS reduces its reimbursement rates for the Zio service, regardless of the Category of CPT code, third-party payors may reduce the rates at which they reimburse the Zio service, which could adversely affect our revenue.
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
•shelter-in-place orders in effect in California and elsewhere due to the COVID-19 outbreak;
•we may experience a delay in completing validation and verification testing for new production processes and/or equipment at our manufacturing facilities;
•we are subject to state, federal and international regulations, including the FDA’s Quality System Regulation (“QSR”), the EU’s Medical Device Directive (“MDD”) and, as of May 2021, the EU’s Medical Device Regulation (“MDR”) for both the manufacture of the Zio monitor and the provision of the Zio service, noncompliance with which could cause an interruption in our manufacturing and services; and
•to increase our manufacturing output significantly and scale our services, we will have to attract and retain qualified employees for our operations.
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
We currently manufacture and assemble the Zio monitors in only one location. Our products are comprised of components sourced from a variety of contract manufacturers, with final assembly completed at our facility in Cypress, California. Our facility and equipment, or those of our suppliers, could be harmed or rendered inoperable by natural or man-made disasters, including fire, earthquake, terrorism, pandemics, flooding and power outages. Any of these may render it difficult or impossible for us to both manufacture new products and receive returned units for some period of time. If our Cypress facility is inoperable for even a short period of time, the inability to manufacture and receive our Zio monitors, and the interruption in research and development of any future products, may result in harm to our reputation, increased costs, the loss of orders and lower revenue. Furthermore, it could be costly and time consuming to repair or replace our facilities and the equipment we use to perform our research and development work and manufacture our products.
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
In the first quarter of 2020, we recognized approximately five percent of our revenue from non-contracted third-party payors, and as a result, our quarterly operating results are difficult to predict.
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
We have entered into a development agreement with a third party that may not result in the development of commercially viable products or the generation of significant future revenues.

We have entered into a development agreement with Verily Life Sciences LLC (an Alphabet Company, referred to as “Verily”) to develop certain next-generation AF screening, detection, or monitoring products, which involve combining Verily and our technology platforms and capabilities (the “Development Agreement”). As part of the Development Agreement, we paid Verily an up-front fee of $5.0 million in cash and have agreed to make additional payments over the term of the Development Agreement up to an aggregate of $12.75 million, subject to the achievement of certain development and regulatory milestones. The success of our collaboration with Verily is highly dependent on the efforts provided to the collaboration by Verily and us and the skill sets of our respective employees. Support of these development efforts requires significant resources, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts succeed, the FDA may not approve the developed products or may require additional product testing and clinical trials before approving the developed products, which would result in product launch delays and additional expense. If approved by the FDA, the developed products may not be accepted in the marketplace.

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
As of March 31, 2020, we had $34.9 million outstanding under our term loan provided by of our loan agreement with Silicon Valley Bank (“SVB”). We must make significant annual debt payments under the loan agreement which will divert resources from other activities. Our debt with SVB is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The covenants in the loan agreement, as well as in any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control and future breaches of any of these covenants could result in a default under the loan agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the loan agreement to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.
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
We rely on trademarks, service marks, trade names and brand names, such as our registered trademark “ZIO,” to distinguish our products from the products of our competitors, and have registered or applied to register these trademarks. We cannot assure you that our trademark applications will be approved. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and in proceedings before comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks. Additionally, we are aware of at least one third party that has registered the “IRHYTHM” mark in the European Union in connection with computer software for controlling and managing patient medical information, heart rate monitors, and heart rate monitors to be worn during moderate exercise, among other uses. We and the third party are involved in adversary proceedings before the Trademark Office in the European Union, and those proceedings could impact our ability to obtain a European Union trade mark registration for the “IRHYTHM” mark, although we already own many national registrations for IRHYTHM in Europe.

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
Our manufacturing and design processes and those of our third-party suppliers are required to comply with the FDA’s Quality System Regulation (“QSR”) and the EU’s Medical Device Directive (“MDD”), through May 2021, after which time compliance with the Medical Device Regulation (“MDR”) will be required. All of these regulations cover procedures and documentation requirements for the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of Zio monitors. We are also subject to similar state requirements and licenses, and to ongoing ISO compliance in all operations, including design, manufacturing, and service, to maintain our CE Mark. In addition, we must engage in extensive recordkeeping and reporting and must make available our facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities, EU Notified Bodies and comparable agencies in other countries. If we fail a regulatory inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse regulatory inspection could result in, among other things, a shutdown of our manufacturing or product distribution operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our product and cause our revenue to decline.
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
We can provide no assurance that we will continue to remain in compliance with the QSR or MDD, or to the European Union's new MDRs, which will be required to comply with by May 2021. If the FDA, CDPH or NSAI inspect any of our facilities and discover compliance problems, we may have to cease manufacturing and product distribution until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a delay at our manufacturing facility we may be unable to produce Zio monitors, which would harm our business.
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

We have based a significant portion of our non-U.S. operations in the United Kingdom. In June 2016, a referendum was held in the U.K. which resulted in a majority voting in favor of the U.K. withdrawing from the E.U, which has commonly become to be known as “Brexit”. Pursuant to legislation approved by the U.K. Parliament and the E.U. Parliament in January 2020, the U.K. withdrew from the E.U. with effect from 11 p.m. (GMT) on January 31, 2020 on the terms of a withdrawal agreement agreed between the U.K. and the E.U. in October 2019 (the “Withdrawal Agreement”). The Withdrawal Agreement provides that the U.K.’s withdrawal is followed by a “transition period”, during which, in summary, the U.K. is not a member of the E.U. but most E.U. rules and regulations continue to apply to the U.K. During the transition period, the U.K. and the E.U. will seek to negotiate the terms of a long-term trading relationship between the U.K. and the E.U. based on a “Political Declaration” agreed between the U.K. and the E.U. in October 2019. The transition period provided for in the Withdrawal Agreement will expire on December 31, 2020 (unless both the U.K. and the E.U. agree to extend the period of transition by one or two years). The political negotiation surrounding the terms of the U.K.’s withdrawal from the E.U. has created significant uncertainty about the future relationship between the U.K. and the E.U., including with respect to the laws and regulations that will apply. This is because, once the “transition period” expires then, subject to the terms of any long-term trading relationship agreed between the U.K. and the E.U., the U.K. will determine which E.U.-derived laws to replace or replicate. If no long-term trading relationship is agreed between the U.K. and the E.U. by the end of the transition period provided for in the Withdrawal Agreement, the U.K.’s membership of the E.U. could ultimately terminate under a so-called “hard Brexit.” The full effect of Brexit is uncertain and depends on any agreements the U.K. may make to retain access to E.U. markets. Consequently, no assurance can be given about the impact of the outcome and our business, including operational and tax policies, may be seriously harmed or require reassessment if our European operations or presence become a significant part of our business.
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

iRhythm Technologies, Inc.

Date: May 8, 2020	By:	/s/ Kevin M. King
Kevin M. King President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2020	By:	/s/ Matthew C. Garrett
Matthew C. Garrett Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)