Form 10-Q
period 2020-06-30
iRhythm Technologies, Inc.
filed 2020-08-07
CIK 1388658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 31, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 27,401,767.
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

•the impact of the COVID-19 pandemic on our operations and financial results;
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
ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$81,730	$20,462
Short-term investments	33,196	120,089
Accounts receivable, net of allowances for doubtful accounts of $11,265 and $9,049 as of June 30, 2020 and December 31, 2019, respectively	22,877	23,867
Inventory	4,989	4,037
Prepaid expenses and other current assets	3,743	4,337
Total current assets	146,535	172,792
Long-term investments	—	8,030
Property and equipment, net	30,199	26,464
Operating lease right-of-use assets	87,758	90,124
Goodwill	862	862
Other assets	10,870	7,940
Total assets	$276,224	$306,212
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,012	$8,243
Accrued liabilities	25,170	32,714
Deferred revenue	1,197	1,251
Debt, current portion	7,778	1,944
Operating lease liabilities, current portion	8,157	7,914
Total current liabilities	47,314	52,066
Debt, noncurrent portion	27,164	32,989
Operating lease liabilities, noncurrent portion	83,800	85,748
Total liabilities	158,278	170,803
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000,000 shares authorized at June 30, 2020 and December 31, 2019; and none issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value – 100,000,000 shares authorized at June 30, 2020 and December 31, 2019; 27,364,151 and 26,682,720 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	25	25
Additional paid-in capital	408,096	395,695
Accumulated other comprehensive income	181	82
Accumulated deficit	(290,356)	(260,393)
Total stockholders’ equity	117,946	135,409
Total liabilities and stockholders’ equity	$276,224	$306,212
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue, net	$50,878	$52,441	$114,413	$100,775
Cost of revenue	15,484	13,012	31,547	24,785
Gross profit	35,394	39,429	82,866	75,990
Operating expenses:
Research and development	12,542	7,833	20,957	14,532
Selling, general and administrative	43,014	42,161	91,244	80,227
Total operating expenses	55,556	49,994	112,201	94,759
Loss from operations	(20,162)	(10,565)	(29,335)	(18,769)
Interest expense	(381)	(440)	(761)	(849)
Other income, net	237	295	742	670
Loss before income taxes	(20,306)	(10,710)	(29,354)	(18,948)
Income tax provision	131	15	148	27
Net loss	$(20,437)	$(10,725)	$(29,502)	$(18,975)
Net loss per common share, basic and diluted	$(0.75)	$(0.43)	$(1.09)	$(0.77)
Weighted-average shares, basic and diluted	27,176,601	24,724,808	27,008,236	24,600,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(20,437)	$(10,725)	$(29,502)	$(18,975)
Other comprehensive income:
Net change in unrealized gains (losses) on available-for-sale securities	(183)	33	99	76
Comprehensive loss	$(20,620)	$(10,692)	$(29,403)	$(18,899)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(29,502)	$(18,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,220	1,310
Stock-based compensation	10,073	11,663
Accretion of discounts on investments, net and other	(66)	(357)
Provision for doubtful accounts and contractual allowances	13,524	12,370
Amortization of operating lease right-of-use assets	2,986	5,144
Changes in operating assets and liabilities:
Accounts receivable	(12,994)	(19,414)
Inventory	(1,015)	(743)
Prepaid expenses and other current assets	592	235
Other assets	(2,728)	(1,156)
Accounts payable	(4,540)	1,019
Accrued liabilities	(9,689)	(3,257)
Deferred revenue	(54)	(143)
Operating lease liabilities	(2,326)	(3,838)
Net cash used in operating activities	(32,519)	(16,142)
Cash flows from investing activities
Purchases of property and equipment	(5,586)	(5,277)
Purchases of available-for-sale investments	(8,009)	(44,976)
Sales of available-for-sale investments	14,525	—
Maturities of available-for-sale investments	88,645	60,550
Net cash provided by investing activities	89,575	10,297
Cash flows from financing activities
Proceeds from issuance of common stock	9,361	5,409
Tax withholding upon vesting of restricted stock awards	(5,149)	(3,557)
Other	—	(46)
Net cash provided by financing activities	4,212	1,806
Net increase (decrease) in cash and cash equivalents	61,268	(4,039)
Cash and cash equivalents beginning of period	20,462	20,023
Cash and cash equivalents end of period	$81,730	$15,984
Supplemental disclosures of cash flow information
Interest paid	$796	$836
Non-cash investing and financing activities
Property and equipment costs included in accounts payable and accrued liabilities	$1,369	$300
Right-of-use assets obtained in exchange for new operating lease liabilities	$621	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock				Accumulated Other	Total
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balances at March 31, 2020	27,026,975	$25	$394,507	$(269,919)	$364	$124,977
Issuance of common stock in connection with employee equity incentive plans, net	337,176	—	6,392	—	—	6,392
Tax withholding upon vesting of restricted stock awards	—	—	(687)	—	—	(687)
Stock-based compensation expense	—	—	7,884	—	—	7,884
Net loss	—	—	—	(20,437)	—	(20,437)
Net change in unrealized gain on investments	—	—	—	—	(183)	(183)
Balances at June 30, 2020	27,364,151	$25	$408,096	$(290,356)	$181	$117,946

	Common Stock				Accumulated Other	Total
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balances at December 31, 2019	26,682,720	$25	$395,695	$(260,393)	$82	$135,409
Issuance of common stock in connection with employee equity incentive plans, net	681,431	—	9,361	—	—	9,361
Tax withholding upon vesting of restricted stock awards	—	—	(5,149)	—	—	(5,149)
Stock-based compensation expense	—	—	8,189	—	—	8,189
Accounting Standards Codification 326 cumulative effect adjustment upon adoption	—	—	—	(461)	—	(461)
Net loss	—	—	—	(29,502)	—	(29,502)
Net change in unrealized gain on investments	—	—	—	—	99	99
Balances at June 30, 2020	27,364,151	$25	$408,096	$(290,356)	$181	$117,946

	Common Stock				Accumulated Other	Total
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balances at March 31, 2019	24,628,643	$24	$261,672	$(214,075)	$27	$47,648
Issuance of common stock in connection with employee equity incentive plans, net	207,528	(1)	3,288	—	—	3,287
Tax withholding upon vesting of restricted stock awards	—	—	(298)	—	—	(298)
Stock-based compensation expense	—	—	6,807	—	—	6,807
Net loss	—	—	—	(10,725)	—	(10,725)
Net change in unrealized gain on investments	—	—	—	—	33	33
Balances at June 30, 2019	24,836,171	$23	$271,469	$(224,800)	$60	$46,752

	Common Stock				Accumulated Other	Total
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balances at December 31, 2018	24,368,073	$23	$257,955	$(205,825)	$(16)	$52,137
Issuance of common stock in connection with employee equity incentive plans, net	468,098	—	5,408	—	—	5,408
Tax withholding upon vesting of restricted stock awards	—	—	(3,557)	—	—	(3,557)
Stock-based compensation expense	—	—	11,663	—	—	11,663
Net loss	—	—	—	(18,975)	—	(18,975)
Net change in unrealized gain on investments	—	—	—	—	76	76
Balances at June 30, 2019	24,836,171	$23	$271,469	$(224,800)	$60	$46,752

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
Revision of Prior Period Financial Statements

In 2019, and as previously disclosed in the Company’s Quarterly Report on Form 10-Q for the three and nine-months ended September 30, 2019, the Company identified errors in its historical accounting for revenues, contractual allowances, allowance for doubtful accounts and certain other items. The identified errors impacted the Company's accompanying 2017 annual financial statements, 2018 unaudited quarterly and audited annual financial statements and its 2019 unaudited first and second quarter financial statements. In accordance with SEC Staff Accounting Bulletin No. 99, "Materiality," and SEC Staff Accounting Bulletin No. 108,"Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;" the Company evaluated the errors and determined that the related impacts were not material to any prior annual or interim period, but that correcting the cumulative impact of such errors would be significant to its results of operations for the three and nine months ended September 30, 2019 and the year-ended December 31, 2019. Accordingly, the Company has revised its previously issued financial statements to correct for such immaterial errors. A summary of the impact of the revisions to our previously issued interim financial statements for the three and six months ended June 30, 2019 is included in Note 13, Revision of Prior Period Financial Statements. The affected balances in the accompanying footnotes to these condensed consolidated financial statements have also been revised accordingly.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2019, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or for any other interim period or for any other future year.
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

As a result of the COVID-19 pandemic, the Company has experienced significant business disruptions, including delays in receiving Zio XT back from patients with some patients not returning the device at all, restrictions on its ability to travel, reduction in access to customers due to diverted resources at hospitals, and shortened business hours as governments institute prolonged shelter-in-place and/or self-quarantine mandates.

Governmental mandates related to the COVID-19 pandemic have impacted Company personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which could disrupt our supply chain and reduce margins. For instance, on or about March 16, 2020, the Health Officers of the counties of San Francisco (where the Company's headquarters is located), Santa Clara, San Mateo, Marin, Contra Costa and Alameda, where many employees are located, issued mandatory shelter-in-place orders and all employees transitioned to a remote work environment. The Company is also subject to orders in Southern California that temporarily shut down its manufacturing and distribution facilities in Cypress, California. For a limited number of employees who continue to support essential operations, including those at our manufacturing facilities, the Company has instituted protective equipment policies and, to the degree practical, social distancing measures to protect the safety of its employees. While the Company has continued to deliver its Zio service by operating with remote employees and essential employees on site, an extended implementation of these governmental mandates could further impact the Company's ability to effectively provide its Zio service, and could impede progress of all ongoing initiatives. Appropriate social distancing techniques and other measures at the Company's facilities have been implemented for the limited number of employees who have returned to work to support essential operations, and will not return until the risk to employee health has meaningfully diminished.

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

Given the disruption in demand and an uncertain length of time to recovery, the Company adjusted its operating plan by taking steps to reduce operating spend. These steps included eliminating or delaying spending on non-essential programs, reducing spend on travel and consulting, implementing a hiring freeze, furloughing approximately 5% of employees, conducting a layoff of approximately 2% of employees and implementing temporary pay reductions from May 2020 to July 2020 for salaried workforce. Furthermore, from May 2020 to July 2020, the Company’s Chief Executive Officer, other named executive officers and other senior executives agreed to base salary reductions and the Board of Directors agreed to a reduction in its fees until business and economic conditions improve. In August 2020, the Company reinstated furloughed employees and removed pay reductions for its salaried employees.

The Company is continuously reviewing its liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic. The Company believes it will have adequate liquidity over the next 12 months to operate its business and to meet its cash requirements, although current liquidity will constrain the level of growth investments that can be made. As of June 30, 2020, the Company is in compliance with its financial covenants in its debt agreement.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid Relief, and Economic Security Act (the "CARES Act") to support businesses during the COVID-19 pandemic, including deferment of the employer portion of certain payroll taxes, refundable payroll tax credits, and technical amendments to tax depreciation methods for qualified improvement property. The Company is currently evaluating how to avail itself of the benefits of the CARES Act, such as the ability to defer the payroll tax and applying for tax credits, and how it may impact its financial position, results of operations and cash flows.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. This impact is having a material, adverse impact on liquidity, capital resources, operations and business and those of the third parties on which the Company relies, and could worsen over time. The extent to which the COVID-19 pandemic impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions to contain the COVID-19 pandemic or treat its impact, among others. The full extent of potential delays or impacts on the business, financial condition, cash flows and results of operations remains unknown.

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

The Company evaluates expected credit losses by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. Expected credit losses on available-for-sale debt securities are recognized in other income, net in the condensed consolidated statements of operations, and any remaining unrealized losses, net of taxes, are reported as a component of accumulated other comprehensive loss. The Company did not recognize any credit losses on its available-for-sale securities during the three and six months ended June 30, 2020 and there were no impairment charges for unrealized losses in the periods presented.

The cost of available-for-sale securities sold is based on the specific-identification method and realized gains and losses are included in earnings. Amortization of premiums and accretion of discounts are reported as a component of other income, net.

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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Six Months Ended June 30, 2020	Year Ended December 31, 2019	Six Months Ended June 30, 2019
Balance, beginning of period	$9,049	$7,296	$7,296
Add: provision for doubtful accounts	5,957	9,129	4,569
Add: adoption of ASC 326	461	—	—
Less: write-offs, net of recoveries and other adjustments	(4,202)	(7,376)	(3,537)
Balance, end of period	$11,265	$9,049	$8,328

The following table presents the changes in the contractual allowance (in thousands):

	Six Months Ended June 30, 2020	Year Ended December 31, 2019	Six Months Ended June 30, 2019
Balance, beginning of period	$15,433	$9,205	$9,205
Add: provision for contractual allowances	7,567	15,518	7,801
Less: realized contractual adjustments	(7,245)	(9,290)	(3,557)
Balance, end of period	$15,755	$15,433	$13,449
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

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. The Company records an allowance for doubtful accounts based on the assessment of the collectability of customer accounts, considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Centers for Medicare and Medicaid Services (“CMS”), accounted for approximately 27% of the Company’s revenue for each of the three and six months ended June 30, 2020, respectively, and 28% and 27%, of the Company's revenue for the three and six months ended June 30, 2019, respectively. CMS accounted for 22% and 22% of accounts receivable at June 30, 2020 and June 30, 2019, respectively.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

A small portion of the Company’s transactions are covered by third-party payors with whom there is no contractual agreement or an established amount the third-party payor will pay. In determining the collectability and transaction price for its service, the Company considers factors such as insurance claims which are adjudicated as allowable under the applicable policy and payment history from both payors and patient out-of-pocket costs, payor coverage, whether there is a contract between the payor or healthcare institution and the Company, historical amount received for the service, and any current developments or changes that could impact reimbursement and healthcare institution payments. Certain of these factors are forms of variable consideration which are only included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Disaggregated revenue by payor type and major service line for three and six months ended June 30, 2020 and June 30, 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contracted third-party payors	$26,544	$24,326	$58,254	$47,045
Non-contracted third-party payors	2,868	2,545	6,244	5,364
Centers for Medicare & Medicaid	13,718	14,546	31,034	27,194
Healthcare Institutions	7,748	11,024	18,881	21,172
Total	$50,878	$52,441	$114,413	$100,775
Contract Liabilities
ASC 606 requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).

Certain of the Company’s customers pay the Company directly for the Zio XT service upon shipment of devices. Such advance payments are contract liabilities and are recorded as deferred revenue on the Condensed Balance Sheets and revenue is recognized when reports are delivered to the healthcare provider. During each of the three and six months ended June 30, 2020, $1.2 million relating to the contract liability balance at the beginning of 2020 was recognized as revenue. Total revenue recognized during each of the three and six months ended June 30, 2019 that was included in the contract liability balance at the beginning of 2019, was $0.1 million and $1.2 million, respectively.
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
Stock-based Compensation
The Company measures its stock-based awards made to employees based on the estimated fair values of the awards as of the grant date. The fair value of market condition awards is determined using the Monte-Carlo option pricing model and the fair value of stock options is determined using the Black-Scholes option pricing model. Stock-based compensation expense is recognized over the requisite service period using the straight-line method and is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As such, the Company’s stock-based compensation is reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For restricted stock, the compensation cost for these awards is based on the closing price of the Company’s common stock on the date of grant, and recognized as compensation expense on a straight-line basis over the requisite service period.
The Company recognizes compensation expense related to the Employee Stock Purchase Program (“ESPP”) based on the estimated fair value of the options on the date of grant, net of estimated forfeitures. The Company estimates the grant date

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

3. Cash Equivalents and Investments
The fair value of cash equivalents and available-for-sale investments at June 30, 2020 and December 31, 2019, were as follows (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Money market funds	$66,846	$—	$—	$66,846
U.S. government securities	32,014	174	—	32,188
Corporate notes	1,001	7	—	1,008
Total cash equivalents and available-for-sale investments	$99,861	$181	$—	$100,042
Classified as:
Cash equivalents				$66,846
Short-term investments				33,196
Total cash equivalents and available-for-sale investments				$100,042
	December 31, 2019
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Money market funds	$13,897	$—	$—	$13,897
U.S. government securities	77,329	72	(1)	77,400
Corporate notes	14,955	11	—	14,966
Commercial paper	35,753	—	—	35,753
Total cash equivalents and available-for-sale investments	$141,934	$83	$(1)	$142,016
Classified as:
Cash equivalents				$13,897
Short-term investments				120,089
Long-term investments				8,030
Total cash equivalents and available-for-sale investments				$142,016
The following table summarizes the fair value of the Company’s cash equivalents, short-term and long-term marketable securities classified by maturity (in thousands):

	June 30, 2020	December 31, 2019
Due within one year	$100,042	$133,986
Due after one year through three years	—	8,030
Total cash equivalents and available-for-sale investments	$100,042	$142,016
There were no available-for-sale securities that were in an unrealized loss position as of June 30, 2020. Unrealized losses as of December 31, 2019 were not material. Available-for-sale securities held as of June 30, 2020 had a weighted average maturity of 44 days.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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
The fair value of the Company’s outstanding interest-bearing obligations is estimated using the net present value of the future payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at June 30, 2020 are $34.9 million and $36.2 million, respectively. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at December 31, 2019 were $34.9 million and $35.2 million, respectively.
The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.
The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$66,846	$—	$—	$66,846
U.S. government securities	—	32,188	—	32,188
Corporate notes	—	1,008	—	1,008
Total	$66,846	$33,196	$—	$100,042

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$13,897	$—	$—	$13,897
U.S. government securities	—	77,400	—	77,400
Corporate notes	—	14,966	—	14,966
Commercial paper	—	35,753	—	35,753
Total	$13,897	$128,119	$—	$142,016

5. Balance Sheet Components
Inventory and Other Assets
Inventory consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$2,563	$1,574
Finished goods	2,426	2,463
Total	$4,989	$4,037

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

        The Company uses Printed Circuit Board Assemblies (“PCBAs”), in each wearable Zio XT and Zio AT monitor as well as in the wireless gateway used in conjunction with the Zio AT monitor. The PCBAs are used numerous times and have useful lives beyond one year. Each time a PCBA is used in a wearable Zio XT monitor or Zio AT monitor, a portion of the cost of the PCBA is recorded as a cost of revenue. Each time a wireless gateway is used with a Zio AT monitor, a portion of the gateway is recorded as a cost of revenue. PCBAs which are recorded as other assets, were $10.3 million and $7.4 million as of June 30, 2020, and December 31, 2019, respectively.

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Laboratory and manufacturing equipment	$4,656	$4,238
Computer equipment and software	2,395	2,315
Furniture and fixtures	3,822	3,669
Leasehold improvements	9,107	7,597
Internal-use software	21,047	16,277
Total property and equipment, gross	41,027	34,096
Less: accumulated depreciation and amortization	(10,828)	(7,632)
Total property and equipment, net	$30,199	$26,464

Depreciation and amortization expense was $1.6 million and $3.2 million for the three and six months ended June 30, 2020, respectively, and $0.7 million and $1.3 million for three and six months ended June 30, 2019, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued vacation	$5,076	$3,809
Accrued payroll and related expenses	10,574	19,156
Accrued ESPP contribution	459	417
Accrued professional services fees	1,167	2,846
Accrued interest	124	128
Claims payable	3,566	2,802
Other	4,204	3,556
Total accrued liabilities	$25,170	$32,714

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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

        The Company and Verily will develop certain next-generation atrial fibrillation (“AF”) screening, detection, or monitoring products pursuant to the Development Agreement, which products will involve combining Verily and the Company’s technology platforms and capabilities. Under the terms of the Development Agreement, the Company paid Verily an upfront fee of $5.0 million in 2019. In addition, the Company has agreed to make additional payments to Verily up to an aggregate of $12.75 million in milestone payments upon achievement of various development and regulatory milestones over the 24 months of the Development Agreement, which payments will be made in cash to Verily. During the year ended December 31, 2019 the Company achieved a milestone resulting in additional expense of $1.0 million which was included in accounts payable as of December 31, 2019 and paid in the first quarter of 2020. During the three and six months ended June 30, 2020, the Company achieved an additional milestone resulting in expense of $3.0 million, which was paid in June 2020.

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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Under the Third Amended and Restated SVB Loan Agreement, the Company may borrow, repay, and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $25.0 million, which includes an $11.0 million standby letter of credit sublimit availability. In October 2018, a $6.9 million standby letter of credit was obtained in connection with a lease for the Company’s San Francisco headquarters. Any principal amount outstanding under the Third Amended and Restated SVB Loan Agreement revolving credit line shall bear interest at an amount that is the greater of (a) a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” or (b) 5.00%. The Company may borrow up to 75% of eligible accounts receivable, up to the maximum of $25.0 million. As of June 30, 2020, no amount was outstanding under the revolving credit line.
The Third Amended and Restated Loan Agreement requires the Company to maintain a minimum consolidated liquidity ratio or minimum adjusted Earnings Before Interest, Tax, Depreciation, and Amortization during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. The Company was in compliance with loan covenants as of June 30, 2020. The obligations under the Third Amended and Restated Loan Agreement are collateralized by substantially all assets of the Company.
8. Income Taxes
The Company recorded a tax provision related to its U.K. subsidiary during the six months ended June 30, 2020 and June 30, 2019. Due to the uncertainties surrounding the realization of the U.S. deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the U.S. net operating loss carryforwards and other deferred tax assets.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid Relief, and Economic Security Act (the "CARES Act") to support businesses during the COVID-19 pandemic, including deferment of the employer portion of certain payroll taxes, refundable payroll tax credits, and technical amendments to tax depreciation methods for qualified improvement property. The Company is currently evaluating the impact of the CARES Act on its condensed consolidated financial statements.
9. Stockholders’ Equity
Common stock
The Company’s amended and restated certificate of incorporation dated October 25, 2016, as amended, authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends were declared through June 30, 2020.
The Company had reserved shares of common stock for issuance as follows:

	June 30, 2020	December 31, 2019
Options issued and outstanding	943,850	1,503,247
Unvested restricted stock units	1,143,404	886,030
Shares available for grant under future stock plans	8,063,933	6,709,235
Shares available for future issuance	10,151,187	9,098,512

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

10. Equity Incentive Plans
Equity Incentive Plan Activity
A summary of share-based awards available for grant under the 2016 Equity Incentive Plan is as follows:

Awards Available for Grant
Balance at December 31, 2018	4,717,292
Additional awards authorized	1,218,402
Awards granted	(649,911)
Awards forfeited	181,513
Awards withheld for tax purposes	60,836
Balance at December 31, 2019	5,528,132
Additional awards authorized	1,333,928
Awards granted	(534,857)
Awards forfeited	139,200
Awards withheld for tax purposes	58,240
Balance at June 30, 2020	6,524,643
During the six months ended June 30, 2020, 534,857 restricted stock units ("RSUs") were granted, 161,347 RSUs vested, and 116,136 RSUs were forfeited.
The following table summarizes stock option activity under the 2006 and 2016 Equity Incentive Plans:

		Options Outstanding
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2018	2,094,137	$23.20	7.02	$97,976
Options granted	20,010	$82.77
Options exercised	(540,307)	$9.59
Options forfeited	(70,593)	$54.54
Balance at December 31, 2019	1,503,247	$27.40	6.43	$62,401
Options exercised	(536,333)	$12.86
Options forfeited	(23,064)	$66.98
Balances at June 30, 2020	943,850	$34.70	6.55	$76,628
Options exercisable – June 30, 2020	724,804	$28.33	6.30	$63,462
Options vested and expected to vest – June 30, 2020	936,269	$34.47	6.54	$76,235
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock.
During the six months ended June 30, 2019, the Company granted options with a weighted-average grant date fair value of $38.29 per share. The Company did not grant any options during the six months ended June 30, 2020.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

11. Stock-Based Compensation

Employee Stock Options Valuation
The fair value of employee and director stock options was estimated at the date of grant using the Black-Scholes option pricing model with the weighted average assumptions below.

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Expected term (in years)	6.1	6.1
Expected volatility	45.0%	45.0%
Risk-free interest rate	2.36%	2.39%
Dividend yield	—%	—%

Market-based RSU Valuation
The fair value of market based RSUs was estimated at the date of grant using the Monte-Carlo option pricing model with the assumptions below. Additional details on the Company's market based RSUs are included below.

Six Months Ended June 30,
2020
Expected term (in years)	0.74
Expected volatility	63.0%
Risk-free interest rate	0.17%
Dividend yield	—%

Stock-Based Compensation
The following table summarizes the total stock-based compensation expense included in the statements of operations and comprehensive loss for all periods presented (in thousands):

	Three Months Ended, June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$—	$135	$—	$223
Research and development	2,205	1,277	2,946	2,150
Selling, general and administrative	7,563	5,395	7,127	9,290
Total stock-based compensation expense	$9,768	$6,807	$10,073	$11,663
As of June 30, 2020, there was total unamortized compensation costs of $5.3 million, net of estimated forfeitures, related to unvested stock options which the Company expects to recognize over a period of approximately 1.3 years, $65.1 million, net of estimated forfeitures, related to unrecognized restricted stock unit (“RSU”) expense, which the Company expects to recognize over a period of 2.6 years, and $2.5 million unrecognized ESPP expense, which the Company will recognize over 0.4 years.
Performance-based RSUs (“PRSU”) and Market-based RSUs
The Company grants PRSUs to key executives of the Company. PRSUs can be earned in accordance with the performance equity program for each respective grant.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

2019 Awards
In February 2019, the company granted PRSU's ("2019 awards") to be earned based on the compound annual growth rate ("CAGR") of fiscal year 2020's revenue compared to fiscal year 2018's revenue, measuring a minimum performance threshold of 75% to earn 50% of target, and a maximum threshold of 125% achieved to earn 200% of target.
Due to the impact of the COVID-19 pandemic, management determined that the Company’s achievement of its performance targets described above, was not probable in the first quarter of fiscal year 2020. PRSU expense of $4.8 million recognized in fiscal year 2019 related to the 2019 awards was reversed in the first quarter of fiscal year 2020.
On June 19, 2020, the Company modified the terms of the 2019 awards to vest based on the Company’s average stock price for the 60 days preceding January 1, 2021. The modification impacted all active recipients of the 2019 awards, a total of ten employees. The 2019 awards can now be achieved from 77% of target to 150% of target, resulting in a maximum number of shares eligible to vest of 119,484. The total incremental compensation cost resulting from the modification of $13.6 million will be recognized ratably through March of 2021. The Company recognized $0.5 million of compensation cost in connection with the 2019 awards during the three months ended June 30, 2020.

2020 Awards
In February 2020, the company granted PRSU's ("2020 awards") for fiscal year 2022's annual unit volume CAGR compared to fiscal year 2019's annual unit volume CAGR, measuring a minimum performance threshold of 19.7% to earn 50% of target, and a maximum threshold of 29% achieved to earn 200% of target. A total of 133,834 PRSU shares were granted with grant date fair value of $11.0 million.
Due to the impact of the COVID-19 pandemic, management determined that the Company’s achievement of its performance targets described above, was not probable in the first and second quarters of fiscal year 2020. No compensation cost related to the 2020 awards has been recognized as of June 30, 2020. Compensation cost in connection with the probable number of shares that will vest will be recognized ratably through March of 2021.

Employee Bonus to be Settled in Shares

On April 11 2020, the Company's Compensation Committee of the Board of Directors approved bonus metrics for the employee bonus program and confirmed that the bonus would be paid to employees in RSUs. Actual shares awarded will be based on the Company's revenue, gross margin, and operating expenses for fiscal year 2020 and awarded to employees in February 2021 as a fixed dollar amount converted to fully vested RSUs using the trailing 30 day average stock price. The Company assessed the employee bonus awards as a liability and classified as stock-based compensation with a performance condition. Compensation cost is recorded at fair value based on the probability of achievement at each period end and expensed ratably through March of fiscal year 2021.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

12. Net Loss Per Common Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30
	2020	2019	2020	2019
Numerator:
Net loss	$(20,437)	$(10,725)	$(29,502)	$(18,975)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	27,176,601	24,724,808	27,008,236	24,600,250
Net loss per common share, basic and diluted	$(0.75)	$(0.43)	$(1.09)	$(0.77)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the six months ended June 30, 2020 and 2019, because their inclusion would be anti-dilutive:

	Six Months Ended June 30,
	2020	2019
Options to purchase common stock	943,850	1,715,389
PRSUs and RSUs unvested	1,143,404	886,404
Warrants to purchase common stock	—	4,857
Total	2,087,254	2,606,650

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

13. Revision of Prior Period Financial Statements

As discussed in Note 1, the Company has revised certain prior period financial statements to correct errors in its accounting for revenues, contractual allowances, allowance for doubtful accounts and certain other items as presented below (in thousands, except share data):

Revised Consolidated Balance Sheets

	As of June 30, 2019
	As Reported	Adjustment	As Revised
Assets
Cash and cash equivalents	$16,154	$(170)	$15,984
Accounts receivable, net	29,137	(2,444)	26,693
Prepaid expenses and other current assets	3,669	(141)	3,528
Total current assets	94,974	(2,755)	92,219
Property and equipment, net	12,618	826	13,444
Operating lease right-of-use assets	94,326	(83)	94,243
Other Assets	4,515	(18)	4,497
Total assets	207,295	(2,030)	205,265
Liabilities and Stockholders’ Equity
Accrued liabilities	23,304	58	23,362
Deferred revenue	1,199	(118)	1,081
Operating lease liabilities, current portion	7,384	(224)	7,160
Total current liabilities	35,654	(284)	35,370
Operating lease liabilities, noncurrent portion	88,106	110	88,216
Total liabilities	158,687	(174)	158,513
Additional paid-in capital	271,551	(82)	271,469
Accumulated other comprehensive income	35	25	60
Accumulated deficit	(223,001)	(1,799)	(224,800)
Total stockholders’ equity	48,608	(1,856)	46,752
Total liabilities and stockholders’ equity	207,295	(2,030)	205,265

Revised Consolidated Statements of Operations

	Three months ended June 30, 2019			Six months ended June 30, 2019
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Revenue	$53,331	$(890)	$52,441	$100,545	$230	$100,775
Cost of revenue	12,825	187	13,012	24,555	230	24,785
Gross profit	40,506	(1,077)	39,429	75,990	—	75,990
Research and development	8,639	(806)	7,833	15,395	(863)	14,532
Selling, general and administrative	43,189	(1,028)	42,161	79,894	333	80,227
Total operating expenses	51,828	(1,834)	49,994	95,289	(530)	94,759
Loss from operations	(11,322)	757	(10,565)	(19,299)	530	(18,769)
Other income, net	310	(15)	295	689	(19)	670
Loss before income taxes	(11,452)	742	(10,710)	(19,459)	511	(18,948)
Net loss	(11,467)	742	(10,725)	(19,486)	511	(18,975)
Net loss per common share, basic and diluted	(0.46)	0.03	(0.43)	(0.79)	0.02	(0.77)

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Revised Consolidated Statements of Comprehensive Loss

	Three months ended June 30, 2019			Six months ended June 30, 2019
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net loss	$(11,467)	$742	$(10,725)	$(19,486)	$511	$(18,975)
Comprehensive loss	(11,434)	742	(10,692)	(19,410)	511	(18,899)

Revised Consolidated Statements of Cash Flows

	Six months ended June 30, 2019
	As Reported	Adjustment	As Revised
Cash flows from operating activities
Net loss	$(19,486)	$511	$(18,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,292	18	1,310
Stock-based compensation	11,745	(82)	11,663
Provision for doubtful accounts and contractual allowances	10,683	1,687	12,370
Amortization of operating lease right-of-use assets	5,061	83	5,144
Changes in operating assets and liabilities:
Accounts receivable	(17,844)	(1,570)	(19,414)
Prepaid expenses and other current assets	(27)	262	235
Other assets	(1,174)	18	(1,156)
Accounts payable	1,025	(6)	1,019
Accrued liabilities	(3,187)	(70)	(3,257)
Deferred revenue	(45)	(98)	(143)
Operating lease liabilities	(3,724)	(114)	(3,838)
Net cash used in operating activities	(16,781)	639	(16,142)
Cash flows from investing activities
Purchases of property and equipment	(4,468)	(809)	(5,277)
Net cash provided by investing activities	11,106	(809)	10,297
Net decrease in cash, cash equivalents, and restricted cash	(3,869)	(170)	(4,039)
Cash and cash equivalents end of period	16,154	(170)	15,984
Supplemental disclosures of cash flow information
Property, plant and equipment costs included in liabilities	284	16	300

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors". The unaudited condensed consolidated interim financial statements for the three and six months ended June 30, 2019 have been revised to correct prior period errors as discussed in Note 1, “Organization and Description of Business” and Note, 13. “Revision of Prior Period Financial Statements” to our unaudited condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q. Accordingly, this Management’s Discussion and Analysis reflects the impact of those revisions.
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
We receive revenue for the Zio service primarily from third-party payors, which include commercial payors and government agencies, such as CMS, Veterans Administration, and the military. In addition, a small percentage of institutions, which are typically hospitals or private physician practices, purchase the Zio service from us directly. Our revenue in the third-party commercial payor category is primarily contracted, which means we have entered into pricing contracts with these payors. Third-party contracted payors accounted for approximately 51% and 47% of our revenue for the six months ended June 30, 2020 and 2019, respectively. Approximately, 27% of our total revenue for each of the six months ended June 30, 2020 and 2019, is received from Centers for Medicare and Medicaid Services ("CMS"), which is under established reimbursement codes. Healthcare institutions, which are typically hospitals or private physician practices accounted for approximately 17% and 21% of our revenue for the six months ended June 30, 2020 and 2019, respectively. Non-contracted third party payors and self-pay accounted for 5% of our total revenue for each of the six months ended June 30, 2020 and June 30, 2019. We rely on a third-party billing partner, XIFIN, Inc., to submit patient claims and collect from commercial payors, certain government agencies, and patients.
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
        As further explained in Note 1. Organization and Description of Business and Note 13. Revision of Prior Period Financial Statements in the notes to the accompanying condensed consolidated financial statements, we have revised our previously issued interim financial statements as of and for the three and six months ended June 30, 2019. This Management's Discussion and Analysis has been revised to reflect the correction of these prior period errors.

COVID-19 Impact

We cannot currently predict the extent or duration of the ongoing impact to its financial statements and has suspended guidance. Although we cannot currently predict the extent or duration of the COVID-19 related impact to its financial results, we expect the impact of COVID-19 to be more significant in the near-term.

Beginning in mid-March 2020, we experienced decreasing levels in the Zio service patient registrations which impacted our revenues for the three and six months ended June 30, 2020. This decrease in revenue is due to a variety of challenges associated with the COVID-19 pandemic in the United States, including, among others:

•reduction in physician prescriptions for our Zio service due to:

◦directives from the Centers for Disease Control and Prevention, CMS, various medical societies and other entities that suggested cancelling or deferring elective, non-essential procedures;
◦a reduction in diagnostic testing outside of those tests related to severe respiratory distress;
◦closure or reduction in the hours of most physicians’ offices;
◦physicians and hospitals prioritizing the treatment of critically ill patients; and
◦patient reluctance to visit physicians or hospitals for fear of contracting COVID-19;

•cancellation and reduction of physician attendance at professional medical society meetings and trade shows and our decision not to attend them;

•travel restrictions and changing hospital policies that have limited access of our sales professionals to hospitals where the Zio services are prescribed and where patients have historically been enrolled;

•delays in receiving Zio XT back from patients with some patients not returning the device at all; and

•patients who have lost jobs, been furloughed, have reduced work hours or are worried about the continuation of medical insurance being unable to afford the Zio service.

During the second quarter of the fiscal year 2020, we observed a modest recovery of patient registration for the Zio service. However, it is expected that the challenges of the COVID-19 pandemic will continue to adversely impact the number of patients who register for the Zio service for some period of time depending on the rate at which the number of COVID-19 cases declines and the economy recovers.

We are taking a variety of measures to promote the safety and security of our employees and customers. Our response to COVID-19 is focused on:
•Protecting and supporting the health and well-being of our employees, our communities and our customers by limiting the transmission of COVID-19. Following recommendations from federal and local government and healthcare agencies, we transitioned employees to a remote work environment beginning in early March 2020. For a small number of our employees who continue to support essential operations at our facilities, we have instituted social distancing and other measures to ensure the safety of our employees. We rapidly implemented business continuity protocols and have been able to transition to a remote operating environment while continuing to deliver our Zio service. We will continue to follow local and national guidelines to determine the appropriate time to resume in-office functions.
•Delivering uninterrupted patient care for both Zio XT and Zio AT and supporting efforts to monitor COVID-19 patients. While hospital systems and healthcare facilities shift their focus and resources to treating COVID-19 patients and combating the spread of COVID-19, we have adapted our service to meet the immediate needs of our physician customers and patients. Our digital service platform enables physician ordering, results reporting, data curation and patient support independent of location, across virtual or in-office care models. As an example, we have significantly increased the utilization of our home enrollment service which allows patients to receive and wear the single-use Zio device without going to a healthcare facility. Home enrollment also eliminates clinical staff exposure to cleaning or reusing traditional Holter and event monitors that may have been exposed to viruses or other pathogens. In addition, health systems with acute needs to facilitate a reduction in healthcare provider contact and the additional need for monitoring capacity are looking to deploy Zio AT for in-patient monitoring. The FDA informed us that Zio AT usage for this application is consistent with the FDA COVID-19 Remote Monitoring guidance.
•Adjusting our operating plan as appropriate to ensure continued financial strength. We continue to maintain a strong cash position and has taken initiatives to adjust our operating plan to ensure we maintain appropriate liquidity during these uncertain times. We have proactively taken initial steps to reduce spend, including eliminating or delaying project spend for non-essential programs, reducing spend on travel and consulting, implementing a hiring freeze, and reducing payroll costs through employee furloughs and pay cuts.
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
We recognize revenue on an accrual basis based on estimates of the amount that will ultimately be realized, which is the difference between the amount submitted for payment and the amount received. These estimates require significant judgment by management. In determining the amount to accrue for a delivered report, and Zio service provided, we consider factors such as claim payment history from both payors and patient out-of-pocket costs, payor coverage, whether there is a contract between the payor or healthcare institution and the Company, historical amount received for the service, and any current developments or changes that could impact reimbursement and healthcare institution payments.
We are subject to seasonality similar to other companies in our field, as vacations by physicians and patients tend to affect enrollment in the Zio service more during the summer months and during the end of calendar year holidays compared to other times of the year. During the three and six months ended June 30, 2020, we experienced a decline in revenue as a result of the COVID-19 pandemic.
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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including increased contracting with third-party payors and institutional providers. We have in the past been able to increase our pricing as third-party payors become more familiar with the benefits of the Zio service and move to contracted pricing arrangements. We expect to continue to decrease the cost of service per device by obtaining volume purchase discounts for our material costs and implementing scan-time algorithm improvements and software-driven and other workflow enhancements to reduce labor costs. Gross margin for the three and six months ended June 30, 2020 was negatively impacted due to the COVID-19 pandemic and absorption of fixed costs. We expect this impact to continue in the near term.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Revenue	$50,878	$52,441	$(1,563)	(3)%
Cost of revenue	15,484	13,012	2,472	19%
Gross profit	35,394	39,429	(4,035)	(10)%
Gross margin	70%	75%
Operating expenses:
Research and development	12,542	7,833	4,709	60%
Selling, general and administrative	43,014	42,161	853	2%
Total operating expenses	55,556	49,994	5,562	11%
Loss from operations	(20,162)	(10,565)	(9,597)	91%
Interest expense	(381)	(440)	59	(13)%
Other income, net	237	295	(58)	(20)%
Loss before income taxes	(20,306)	(10,710)	(9,596)	90%
Income tax provision	131	15	116	773%
Net loss	$(20,437)	$(10,725)	$(9,712)	91%
Revenue
Revenue decreased $1.6 million, or 3%, to $50.9 million during the three months ended June 30, 2020 from $52.4 million during the three months ended June 30, 2019. The decrease in revenue was primarily attributable to the decrease in volume of the Zio services performed as a result of the COVID-19 pandemic.
Cost of Revenue and Gross Margin
Cost of revenue increased $2.5 million, or 19%, to $15.5 million during the three months ended June 30, 2020 from $13.0 million during the three months ended June 30, 2019. The increase in cost of revenue was primarily due costs incurred to support a larger cost structure in 2020, partially offset by the decrease in service volume as result of the COVID-19 pandemic.

Gross margin for the three months ended June 30, 2020 decreased to 70%, compared to 75% for the three months ended June 30, 2019. The decrease in gross margin was primarily driven by product mix, as well as fixed costs that we continue to incur as we see lower revenue due to a decrease in patient registrations as a result of the COVID-19 pandemic.

Research and Development Expenses

Research and development expenses increased $4.7 million, or 60%, to $12.5 million during the three months ended June 30, 2020 from $7.8 million during the three months ended June 30, 2019. The increase was primarily attributable to a $3.0 million increase related to the Verily milestone achievement in the second quarter of 2020 and a $2.5 million increase in employee related costs due to increased headcount, partially offset by a $0.6 million reduction of expense due to an increase in costs capitalized to internal use software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.9 million, or 2%, to $43.0 million during the three months ended June 30, 2020 from $42.2 million during the three months ended June 30, 2019. The increase was primarily attributable to a $4.4 million increase in payroll and stock-based compensation as a result of increased headcount, offset by a $4.2 million reduction in travel expenses and temporary consultants, legal and claims processing fees driven by COVID-19 volume reduction.

Interest Expense
Interest expense was $0.4 million for the three months ended June 30, 2020, compared to $0.4 million for the three months ended June 30, 2019. There were no significant changes in interest expense during the three months ended June 30, 2020 compared with the three months ended June 30, 2019.
Other Income, Net
Other income, net was $0.2 million for the three months ended June 30, 2020, compared to $0.3 million for the three months ended June 30, 2019. There were no significant changes in other income, net during the three months ended June 30, 2020 compared with the three months ended June 30, 2019.

Results of Operations
Comparison of the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Revenue	$114,413	$100,775	$13,638	14%
Cost of revenue	31,547	24,785	6,762	27%
Gross profit	82,866	75,990	6,876	9%
Gross margin	72%	75%
Operating expenses:
Research and development	20,957	14,532	6,425	44%
Selling, general and administrative	91,244	80,227	11,017	14%
Total operating expenses	112,201	94,759	17,442	18%
Loss from operations	(29,335)	(18,769)	(10,566)	56%
Interest expense	(761)	(849)	88	(10)%
Other income, net	742	670	72	11%
Loss before income taxes	(29,354)	(18,948)	(10,406)	55%
Income tax provision	148	27	121	448%
Net loss	$(29,502)	$(18,975)	$(10,527)	55%

Revenue
Revenue increased $13.6 million, or 14%, to $114.4 million during the six months ended June 30, 2020 from $100.8 million during the six months ended June 30, 2019. The increase in revenue was primarily attributable to the increase in volume of the Zio services performed as a result of the expansion of coverage and the increase in the number of payors.
Cost of Revenue and Gross Margin
Cost of revenue increased $6.8 million, or 27%, to $31.5 million during the six months ended June 30, 2020 from $24.8 million during the six months ended June 30, 2019. The increase in cost of revenue was primarily due to increased Zio service volume and costs incurred to support a larger cost structure in 2020.

Gross margin for the six months ended June 30, 2020 decreased to 72%, compared to 75% for the six months ended June 30, 2019. The decrease in gross margin was primarily driven by product mix, as well as fixed costs that we continue to incur as we see lower revenue due to a decrease in patient registrations as a result of the COVID-19 pandemic.

Research and Development Expenses
Research and development expenses increased $6.4 million, or 44%, to $21.0 million during the six months ended June 30, 2020 from $14.5 million during the six months ended June 30, 2019. The increase was primarily attributable to a $4.4 million increase in employee related costs and a $3.0 million increase related to the Verily milestone achievement in the second quarter of 2020, partially offset by a $1.8 million reduction of expense due to an increase in costs capitalized to internal use software.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $11.0 million, or 14%, to $91.2 million during the six months ended June 30, 2020 from $80.2 million during the six months ended June 30, 2019. The increase was primarily attributable to a $6.7 million increase in payroll and stock-based compensation as a result of increased headcount, a $2.4 million in rent expense due to expansion of the San Francisco headquarters and increased facility related costs, and a $1.9 million in bad debt expense.
Interest Expense
Interest expense was $0.8 million for the six months ended June 30, 2020, compared to $0.8 million for the six months ended June 30, 2019. There were no significant changes in interest expense during the six months ended June 30, 2020 compared with the six months ended June 30, 2019.
Other Income, Net
Other income, net was $0.7 million for the six months ended June 30, 2020, compared to $0.7 million for the six months ended June 30, 2019. There were no significant changes in other income, net during the six months ended June 30, 2020 compared with the six months ended June 30, 2019.
Liquidity and Capital Expenditures
Overview
We are continuously reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 global pandemic. We believe we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements, although current liquidity will constrain the level of growth investments that can be made.
As of June 30, 2020, we had cash and cash equivalents of $81.7 million, short-term investments of $33.2 million, and an accumulated deficit of $290.4 million.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(32,519)	$(16,142)
Investing activities	89,575	10,297
Financing activities	4,212	1,806
Net increase (decrease) in cash and cash equivalents	$61,268	$(4,039)
Cash Used in Operating Activities
During the six months ended June 30, 2020, cash used in operating activities was $32.5 million, which consisted of a net loss of $29.5 million, adjusted by non-cash charges of $29.7 million and a net change of $32.8 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of a change in the allowance for doubtful accounts and contractual allowances of $13.5 million, stock-based compensation of $10.1 million, depreciation and amortization of $3.2 million and amortization of right of use assets of $3.0 million. The change in our net operating assets and liabilities was primarily due to an increase of $13.0 million in accounts receivable, an increase of $9.7 million in accrued liabilities and an increase of $4.5 million in accounts payable.
During the six months ended June 30, 2019, cash used in operating activities was $16.1 million, which consisted of a net loss of $19.0 million, adjusted by non-cash charges of $30.1 million and a net change of $27.3 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of a change in allowance for doubtful accounts and contractual allowance of $12.4 million, and stock-based compensation of $11.7 million. The change in our net operating assets and liabilities was primarily due to an increase of $19.4 million in accounts receivable.
Cash Provided by Investing Activities
Cash provided by investing activities during the six months ended June 30, 2020 was $89.6 million, which consisted of cash received from the maturities of available for sale investments of $88.6 million and sales of available for sale investments of $14.5 million. This was partially offset by $8.0 million in purchases of available for sale investments and $5.6 million of capital expenditures associated with leasehold improvements and internal use software.
Cash provided by investing activities during the six months ended June 30, 2019 was $10.3 million, which consisted primarily of $60.6 million in cash received from the maturities of available for sale investments, partially offset by purchases of available for sale investments of $45.0 million, and $5.3 million of capital expenditures to purchase property and equipment.
Cash Provided by Financing Activities
During the six months ended June 30, 2020, cash provided by financing activities was $4.2 million, primarily due to $9.4 million in proceeds from the issuance of common stock in connection with employee options exercises and our Employee Stock Purchase Program, partially offset by $5.1 million in tax withholding upon the vesting of RSUs.
During the six months ended June 30, 2019, cash provided by financing activities was $1.8 million, primarily due to $5.4 million in proceeds from the issuance of common stock in connection with employee options exercises and our Employee Stock Purchase Program, partially offset by $3.6 million in tax withholding upon the vesting of RSUs.
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
Under the Third Amended and Restated SVB Loan Agreement, we may borrow, repay, and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $25.0 million, which includes an $11.0 million standby letter of credit sublimit availability. In October 2018, a $6.9 million standby letter of credit was obtained in connection with a lease for our San Francisco headquarters. Any principal amount outstanding under the Third Amended and Restated SVB Loan Agreement revolving credit line shall bear interest at an amount that is the greater of (a) a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” or (b) 5.00%. We may borrow up to 75% of eligible accounts receivable, up to the maximum of $25.0 million. As of June 30, 2020 no amount was outstanding under the revolving credit line.
The Third Amended and Restated Loan Agreement requires us to maintain a minimum consolidated liquidity ratio or minimum adjusted Earnings Before Interest, Tax, Depreciation, and Amortization during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. We were in compliance with loan covenants as of June 30, 2020. The obligations under the Third Amended and Restated Loan Agreement are collateralized by substantially all of our assets.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
Contractual Obligations
Our contractual obligations as of December 31, 2019 are presented in our Form 10-K filed with the SEC on March 2, 2020. There have been no material changes.

Critical Accounting Policies and Estimates

Stock-Based Compensation
We recognize compensation costs related to stock option grants, restricted stock unit grants (“RSUs”), and shares under the employee stock purchase program (“ESPP”), and market condition awards based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense for options and shares under the ESPP, using the Black-Scholes option pricing model. We estimate the grant date fair value, and the resulting stock-based compensation expense for market condition awards using the Monte-Carlo pricing mode. The RSU grant date fair value is based on the closing price on the date of the grant. The grant date fair value of stock-based awards is expensed on a straight-line basis over the period during which the employee is required to provide service in exchange for the award (generally the vesting period).
We estimate the fair value of our stock-based awards using the Black-Scholes and Monte-Carlo option-pricing models, which requires the input of highly subjective assumptions. Our assumptions are as follows:
•Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. We use the simplified method to determine the expected term, which is calculated as the average of the time to vesting and the contractual life of the options.
•Expected volatility. The expected volatility is derived from the average implied volatility of our common stock. As our common stock has been publicly traded for a limited time, in some cases expected volatility is derived from the average historical volatilities of publicly traded companies within our industry that we consider to be comparable to our business over a period approximately equal to the expected term for employees’ options and the remaining contractual life for nonemployees’ options.
•Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield with a maturity equal to the expected term of the option in effect at the time of grant.
•Dividend yield. The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.
In addition to the assumptions used in the Black-Scholes and Monte-Carlo option-pricing models, we also estimate a forfeiture rate to calculate the stock-based compensation for our equity awards. We will continue to use judgment in evaluating the expected volatility, expected terms and forfeiture rates utilized for our stock-based compensation calculations on a prospective basis.
We recognize compensation expense related to RSUs based on the grant date fair value on a straight-line basis over the period during which the employee is required to provide service in exchange for the award (generally the vesting period).
We recognize compensation expense related to the Employee Stock Purchase Program (“ESPP”) based on the estimated fair value on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option pricing model for each purchase period. The grant date fair value is expensed on a straight-line basis over the offering period.
For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2019. Refer to Note 2. Summary of Significant Accounting Policies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for all significant accounting policies.

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
Interest Rate Sensitivity
We had cash, cash equivalents and investments of $114.9 million as of June 30, 2020, which consisted of bank deposits, money market funds, U.S. government securities, corporate notes, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
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
We had total outstanding debt of $34.9 million, which is net of debt discount and debt issuance costs, as of June 30, 2020. The Third Amended and Restated SVB Loan Agreement Note carries a variable interest rate based on the “Prime Rate” published by The Wall Street Journal. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Foreign Currency Exchange Rate Sensitivity
We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in British Pound Sterling. As of June 30, 2020 we do not consider this risk to be material. We do not utilize any forward foreign exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act) were not effective as of June 30, 2020 due to the following material weaknesses which were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and continue to exist as of June 30, 2020:

•Material weakness related to the control environment

◦We did not design or maintain an effective control environment commensurate with our financial reporting requirements. Given the rapid growth in the size and complexity of the business, we failed to maintain a sufficient number of professionals with an appropriate level of accounting and internal control knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. This material weakness contributed to the additional material weaknesses below.

•Material weakness related to the financial statement close process

◦We did not effectively execute our controls over our financial statement close process, to ensure the prevention or detection of a misstatement that could be material. Specifically, we concluded we did not have an effective business performance review control used to monitor the completeness and accuracy of the financial results and to identify potential failures in lower level controls. This control may not detect errors in a timely manner that could be material to our interim or annual financial statements. Additionally, we did not have appropriate control over the review of journal entries to ensure that they were properly supported and recorded completely and accurately.

• Material weakness related to the accounting for revenue and related accounts receivables and reserves

◦We did not maintain effective controls with respect to the review of the accounting for revenue and related accounts receivable, including maintaining effective controls to prevent or detect errors in the assessment of bad debt and revenue reserves. Specifically, we did not detect errors within the contractual allowance and bad debt expense analyses which resulted in immaterial misstatements to revenue, accounts receivable and bad debt expense.

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

Remediation Plan Activities

As previously disclosed in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and December 31, 2019, we commenced a remediation plan with the goal of remediating the material weakness as soon as possible.

In carrying out our remediation plan, management performed the following actions related to each of the material weaknesses noted above:

•Material weakness related to the control environment;

◦Increased the depth and experience of our Finance organization by increasing the number of management and staff members, expanding our technical experience in accounting, auditing and reporting matters, and performing internal controls training for management and staff members.

◦Hired two Internal Audit Directors (one for Finance and one for IT) who focus on the development, maintenance and monitoring of our overall control environment and system of internal controls over financial reporting.

•Material weakness related to the financial statement close process;

◦Modified the design of the controls related to the review of manual journal entries to ensure that they are properly supported and reviewed at a level of precision appropriate for recording completely and accurately.

◦Modified the design of the existing business performance review control used to monitor the completeness and accuracy of the financial results. The modification results in a level of precision appropriate to detect errors that may result from failures in lower level preventive controls prior to the issuance of our interim or annual financial statements.

◦The above changes were supported by the enhancements made to address the material weakness in the control environment and included various new members of management and staff identified as control owners for the modified controls.

•Material weakness related to the accounting for revenue and related accounts receivables and reserves;

◦Management modified the design of existing key controls and implemented new key controls at a sufficient level of precision to verify the reliability of data, the reasonableness of assumptions and the accuracy of calculations involved in the accounting for revenue and related accounts receivable and bad debt and revenue reserves.

◦The above changes were supported by the enhancements made to address the material weakness in the control environment and included various new members of management and staff identified as control owners for the modified controls.

We remain committed to the continued hiring and on-boarding of additional members of the Finance organization, including our new Chief Financial Officer. As of June 30, 2020, we have filled key positions within the Finance organization and will continue to add skilled talent as complexities grow and needs arise. We are in the process of testing the operational effectiveness of the key controls discussed above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time for management to conclude, through testing, that such controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the second quarter of fiscal 2020. Based on that evaluation, other than the changes discussed above in connection with the changes designed and implemented as a result of our remediation plan of the previously identified material weaknesses, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2020.

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

The COVID-19 pandemic and efforts to reduce its spread have adversely impacted, and is expected to continue to materially and adversely impact, our business and operations.

The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking. The spread of COVID-19 in the United States has resulted in travel restrictions impacting our sales representatives and customer service team. Many hospitals have also limited access for non-patients, including our sales professionals, which has negatively impacted our access to physicians and their patients. New hospital sanitization and social distancing protocols, as well as increased competition for resources within hospitals that have dedicated certain resources to COVID patients, have impacted and may continue to impact our business and operations. Additionally, we anticipate that an increase in the unemployment rate due to the impact of COVID-19 will decrease the number of potential patients with access to health insurance, which may result in fewer diagnostic procedures. As hospitals cancel and defer diagnostic and elective procedures, it reduces their revenue and impacts their financial results, which could result in pricing pressure on our services as they seek cost savings. Prolonged restrictions relating to COVID-19 could adversely affect our sales and the revenue we derive as a result.

We expect these challenges of the COVID-19 pandemic to continue to impact our number of Zio services provided for the duration of the pandemic, but its extent cannot be quantified at this time. Our customers’ patients are also experiencing the economic impact of the current pandemic. Even an important diagnostic procedure like the Zio service may be less of a priority than other items for those patients who have lost their jobs, are furloughed, have reduced work hours or are worried about the continuation of their medical insurance. Such economic effects on patients may delay or disrupt our ability to collect co-payments or out-of-pocket costs, which would have an adverse effect on our revenue and cash flow. Patients may also be reluctant to visit their physicians or hospitals due to fear of contracting COVID-19. Physicians are not performing as many diagnostic tests for their patients and the facilities where these tests are performed may not be open, adequately staffed or open the entire day. Even where physicians continue to treat symptomatic patients, treatment of asymptomatic patients is being deferred in many cases. The reduction in diagnostic testing and physician visits, the increase in deferred treatment, and changes in patient behaviors are translating into fewer Zio services being prescribed.

Governmental mandates related to COVID-19 or other infectious diseases have impacted, and we expect them to continue to impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which would disrupt our supply chain or reduce our margins. For instance, on March 16, 2020, the Department of Public Health of the City and County of San Francisco, where our headquarters is located, issued a mandatory shelter-in-place order; similarly, the Department of Public Health for Orange County, where are manufacturing facilities are located, has generally followed the State of California’s indefinite stay-at-home orders, or collectively the Government Mandate. While we have continued to operate with remote employees and essential employees on site, an extended implementation of this Governmental Mandate could further impact our ability to operate effectively and conduct ongoing manufacturing or research and development.

While we expect the COVID-19 pandemic to impact our business over the short term as some procedures are temporarily deferred, we have taken measures intended to reduce business disruptions and preserve financial flexibility. In assessing our own cash conservation options, we have taken preemptive steps to curtail near-term spending, including eliminating or delaying spending on non-essential programs, reducing spend on travel and consulting, implementing a hiring freeze, furloughing approximately 5% of our employees, conducting a layoff of approximately 2% of our employees and implementing temporary pay reductions for our salaried workforce. Furthermore, our Chief Executive Officer, other named executive officers and other senior executives agreed to base salary reductions and our Board of Directors agreed to a reduction in its fees until business and economic conditions improve. Our ongoing operations may be impacted as a result of employees assuming additional roles and responsibilities within our organization and we would have fewer resources available to run our operations, which could negatively impact our business operations and revenue as a result. We may also encounter voluntary departures of key employees due to any of the foregoing actions that we undertake. If key personnel or large groups of our employees contract the virus, that may also impact our business and operations, for example, an outbreak in our manufacturing facility could cause us to have to shut down our manufacturing operations, which would in turn present risk to the ongoing supply of devices required to support continued business operations. In the meantime, we have taken steps to support our employees, including providing the ability for the majority of employees to work remotely and implementing policies to enhance employee safety, including appropriate social distancing techniques, for those employees required to work in company facilities. We are also assessing our business continuity plans in the context of this pandemic.

Additionally, due to COVID-19 we have experienced delays in receiving Zio XT back from patients with some patients not returning the device at all. As a result, the increased prevalence of COVID-19 could result in negative changes to historical expectations around device return timelines and loss rates, both of which would negatively impact our finances. Finally, we anticipate that the COVID-19 pandemic may impact clinical and regulatory matters. While we do not have any clinical trials currently in process, COVID-19 is delaying enrollment in new clinical trials across the medical device industry and may affect any new trials we decide to pursue.

The potential effects of COVID-19 could also have the effect of heightening many of the other risks described in this “Risk Factors” section and the Risk Factors contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and our Annual Report on Form 10-K for the year ended December 31, 2019, which are incorporated by reference herein.

Any of these occurrences may significantly harm our business, financial condition, cash flows and prospects. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. This impact is having a material, adverse impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely, and could worsen over time. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We do not yet know the full extent of potential delays or impacts on our business, financial condition, cash flows and results of operations. As a result, we have withdrawn our full year 2020 financial guidance. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate on a timely basis, or at all.

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
We have incurred net losses since our inception in September 2006. For the three and six months ended June 30, 2020, we had net losses of $20.4 million and $29.5 million, respectively, and for the three and six months ended June 30, 2019, we had net losses of $10.7 million and $19.0 million, respectively, and expect to continue to incur additional losses. As of June 30, 2020, we had an accumulated deficit of $290.4 million. The losses and accumulated deficit were primarily due to the substantial investments we made to develop and improve our technology and products and improve our business and the Zio service through research and development efforts and infrastructure improvements. Over the next several years, we expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our Zio service, which includes Zio XT and Zio AT, and to develop additional arrhythmia detection and management products and services. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses or at all. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.
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
For the six months ended June 30, 2020, we received approximately 27% of our revenue from reimbursement for our Zio service by CMS. Under CMS guidelines for participation in the Medicare program CMS designates us as an independent diagnostic treatment facility (“IDTF”). CMS imposes extensive and detailed requirements on IDTFs, including but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities and how and where we provide our monitoring solutions. Our failure to comply with applicable CMS rules could result in a discontinuation of our reimbursement under the CMS payment programs, our being required to return funds already paid to us, civil monetary penalties, criminal penalties and/or exclusion from the CMS programs.
Changes in public health insurance coverage and CMS reimbursement rates for the Zio service could affect the adoption of the Zio service and our future revenue.

Government payors may change their coverage and reimbursement policies, as well as payment amounts, in a way that would prevent or limit reimbursement for our Zio service, which would significantly harm our business. Government and other third-party payors require us to report the service for which we are seeking reimbursement by using a Current Procedural Terminology, or CPT, code-set maintained by the American Medical Association (“AMA”). For Zio XT, we have secured temporary CPT codes (or Category III CPT codes) used for newly introduced technologies and specific to our category of diagnostic monitoring through 2022. The fees associated with these Category III CPT codes are also temporary and may be modified by CMS. Category III CPT codes may be renewed for another five years or converted to permanent codes (or Category I CPT codes) based on specific requirements, including national use data and published clinical evidence, as established by the AMA and CMS. The process to convert Category III CPT codes to Category I CPT codes is governed by the AMA and CMS. On October 25, 2019, the AMA’s CPT Editorial Panel established two new Category I CPT codes which are applicable to the Zio service and will take effect on January 1, 2021. At this point in the process of reviewing new codes, CMS will determine the appropriate level of reimbursement for the services, which will traditionally be first published as a proposed rule in July 2020, with a 60 day comment period following and then a final rule published in November 2020. Once Category I CPT codes are valued by CMS the values typically remain unchanged for five years after the values are initially determined. Category I CPT codes can have values and associated pricing that are higher, lower or equal to their associated Category III CPT codes. We can provide no assurance that any Category I CPT code secured for the reimbursement of our Zio service will contain values and pricing that are the same as or greater than the existing Category III CPT codes. In addition, to the extent CMS reduces its reimbursement rates for the Zio service, regardless of the Category of CPT code, third-party payors may reduce the rates at which they reimburse the Zio service, which could adversely affect our revenue.
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

We have experienced rapid growth in our headcount and in our operations. Any growth that we experience in the future will provide challenges to our organization, requiring us to expand our sales personnel, manufacturing, clinical, customer care and billing operations and general and administrative infrastructure. In addition to the need to scale our operational and service capacity, future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. Rapid expansion in personnel could mean that less experienced people manufacture our Zio monitors, market, sell and support our Zio service, and analyze the data to produce Zio reports, which could result in inefficiencies and unanticipated costs, reduced quality in either our Zio reports or manufactured devices, and disruptions to our service operations. As we seek to gain greater efficiency, we may expand the automated portion of our Zio service and require productivity improvements from our certified cardiographic technicians. Such improvements could compromise the quality of our Zio reports. In addition, rapid and significant growth may strain our administrative and operational infrastructure. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.
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
As demand for the Zio service increases, we may encounter production or service delays or shortfalls. Such production or service delays or shortfalls may be caused by many factors, including the following:

•we intend to continue to expand our manufacturing capacity, and our production processes may have to change to accommodate this growth, potentially involving significant capital expenditures;
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

•interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations, including those caused by pandemics such as COVID-19;
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
•an outbreak of disease or similar public health threat, such as the existing threat of coronavirus, particularly as it may impact our supply chain;
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
We currently manufacture and assemble the Zio monitors in only one location. Our products are comprised of components sourced from a variety of contract manufacturers, with final assembly completed at our facility in Cypress, California. Our facility and equipment, or those of our suppliers, could be harmed or rendered inoperable by natural or man-made disasters, including fire, earthquake, terrorism, pandemic outbreaks, flooding and power outages. Any of these may render it difficult or impossible for us to both manufacture new products and receive returned units for some period of time. If our Cypress facility is inoperable for even a short period of time, the inability to manufacture, ship and receive our Zio monitors, and the interruption in research and development of any future products, may result in harm to our reputation, increased costs, the loss of orders and lower revenue. Furthermore, it could be costly and time consuming to repair or replace our facilities and the equipment we use to perform our research and development work and manufacture our products.
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
In the second quarter of 2020, we recognized approximately six percent of our revenue from non-contracted third-party payors, and as a result, our quarterly operating results are difficult to predict.
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

We have entered into a development agreement with Verily Life Sciences LLC (an Alphabet Company, referred to as “Verily”) to develop certain next-generation AF screening, detection, or monitoring products, which involve combining Verily and our technology platforms and capabilities (the “Development Agreement”). As part of the Development Agreement, we paid Verily an up-front fee of $5.0 million in cash and have agreed to make additional payments over the term of the Development Agreement up to an aggregate of $12.75 million, subject to the achievement of certain development and regulatory milestones. The success of our collaboration with Verily is highly dependent on the efforts provided to the collaboration by Verily and us and the skill sets of our respective employees. Support of these development efforts requires significant resources, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts succeed, the FDA may not clear the developed products or may require additional product testing and clinical trials before approving the developed products, which would result in product launch delays and additional expense. If cleared by the FDA, the developed products may not be accepted in the marketplace, and there is no assurance that adequate reimbursement will be available.

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
As of June 30, 2020, we had $34.9 million outstanding under our term loan provided by of our loan agreement with Silicon Valley Bank (“SVB”). We must make significant annual debt payments under the loan agreement which will divert resources from other activities. Our debt with SVB is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The covenants in the loan agreement, as well as in any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control and future breaches of any of these covenants could result in a default under the loan agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the loan agreement to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.
We depend on our senior management team and the loss of one or more key employees or an inability to attract and retain highly skilled employees could harm our business.
Our success depends largely on the continued services of key members of our executive management team and others in key management positions. For example, the services of Kevin M. King, our Chief Executive Officer, and Douglas J. Devine, our Chief Financial Officer, are essential to formulating and executing on corporate strategy and to ensuring the continued operations and integrity of financial reporting within our company. In addition, the services provided by David A. Vort, our Executive Vice President of Sales, are critical to the growth that we have experienced in the sales of our Zio service. Our employees may terminate their employment with us at any time. If we lose one or more key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy. We do not currently maintain key person life insurance policies on these or any of our employees.
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
The analysis we perform to create the diagnostic report for the Zio service is dependent upon a recording made by each device, which requires the physical return of the Zio monitor to one of our clinical centers. We predominantly rely on the U.S. Postal Service (“USPS”) to perform this delivery service. Delivery of the Zio monitor to one of our clinical centers may be subject to disruption by natural disasters such as earthquake or flooding, labor disagreements or errors on behalf of USPS staff, operational and funding reductions negatively impacting USPS service capabilities, structural issues timely processing in some geographies, or other disruption to the USPS delivery infrastructure. Further, for the Zio AT monitor, we rely on the provision of cellular communication services for the timely transmission of patient information and reportable events. Once received, all data from both Zio XT and AT monitors is processed, curated and reported on through cloud-computing resources. The reliability of these communication and cloud services is also subject to natural disasters, labor disruptions, human error, and infrastructure failure.
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

Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns, or unauthorized disclosure or modifications of confidential information involving patient health information to become publicly available. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information, including executing Business Associates Agreements with applicable vendors. Although we take measures to protect sensitive information from unauthorized access or disclosure, cyber-attacks are becoming more sophisticated and frequent, and our information technology and infrastructure, and that of XIFIN and other third parties we utilize to process or store data, may be vulnerable to viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, attacks by hackers, breaches due to employee error, malfeasance, or misuse, or similar disruptions from unauthorized tampering. We have in the past been subject to cyber-attacks and data breaches and expect that we will be subject to additional cyber-attacks in the future and may experience future data breaches. While we have implemented data privacy and security measures that we believe are compliant with applicable privacy laws and regulations, some confidential and protected health information, is transmitted to us by third parties, who may not implement adequate security and privacy measures. Further, if third party service providers that process or store data on our behalf experience security breaches or violate applicable laws, agreements, or our policies, such events may also put our information at risk and could in turn have an adverse effect on our business.
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

Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to or acquisition of our user data, we may also have obligations to notify users about the incident and we may need to provide some form of remedy for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises user data. In addition, the interpretation and application of consumer, health-related and data protection laws, rules and regulations in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws, rules and regulations may be interpreted and applied in a manner that is inconsistent with our practices or those of our distributors and partners. If we or these third parties are found to have violated such laws, rules or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business. In addition, California recently enacted the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020, and will, among other things, require new disclosures to California consumers and afford such consumers new abilities to opt out of certain sales of personal information. It remains unclear how various provisions of the CCPA will be interpreted and enforced. The effects of the CCPA are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply with this legislation.
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
As of December 31, 2019, we had federal and state net operating loss carryforwards (“NOLs”) of $259.9 million and $153.8 million, respectively, which if not utilized will begin to expire in 2027 for federal purposes and 2019 for state purposes. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage within a rolling three year period. Similar rules may apply under state tax laws. Future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could cause an “ownership change.” If an “ownership change” has occurred in the past or occurs in the future, Section 382 would impose an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. As of June 30, 2020, a Section 382 study is in the process of being performed. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.
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
The Zio monitors and Zio service are subject to extensive regulation by the FDA in the United States and by our Notified Body in the European Union and in the UK. Government regulations specific to medical devices are wide ranging and govern, among other things:
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
We are also registered with the EU as a medical device developer, manufacturer and service operator through the National Standard Authority of Ireland (“NSAI”) our European Notified Body. Most recently, the NSAI completed an ISO 13485 surveillance audit of our design, manufacturing and service operations in May 2020 and we believe that we are in compliance, in all material respects, with the MDD.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

On August 1, 2019, the Compensation Committee of the Company’s Board of Directors (and, with respect to our Chief Executive Officer, the independent members of our Board of Directors, on August 2, 2019) approved a new Severance and Change in Control Policy (the “Policy”), which provides a standardized approach for the receipt of severance and change in control payments and benefits by certain employees with a title of Vice President or above, including Kevin M. King, Douglas Devine, David A. Vort and Mark J. Day (each an “Officer”). On August 4, 2020, our Board of Directors approved the plan documents associated with the Policy.

Generally, the Policy replaced the individual Change of Control and Severance Agreements which we had previously entered into with each Officer who was employed at the time, which had expired at the completion of their two-year term in September 2019.

Under the Policy, if, within the period three months prior to and 12 months following a “change of control” (such period, the “Change in Control Period”), we terminate the employment of the applicable Officer other than for “cause,” death or “disability,” or the Officer resigns for “good reason” (as such terms are defined in the Policy) and, within 60 days following the Officer’s termination, the Officer executes an irrevocable separation agreement and release of claims, the Officer is entitled to receive from the Company (i) a lump sum severance payment equal to the payment of the Officer’s base salary (as in effect immediately prior to the qualifying termination, or if the qualifying termination is due to good reason based on a material reduction in base salary, then the Officer’s base salary in effect immediately prior to such reduction) for 24 months for Mr. King, and 15 months for Messrs. Devine, Vort and Day, (ii) payment of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for the employee and the employee’s dependents for up to 24 months for Mr. King and 15 months for Messrs. Devine, Vort and Day, (iii) a lump sum payment equal to 150% of the target bonus in effect for the fiscal year in which termination occurs for Mr. King, and 100% of the target bonus for Messrs. Devine, Vort and Day, (iv) accelerated vesting as to 100% of the Officer’s outstanding unvested equity awards (if vesting depends on achievement of performance criteria, then assuming performance criteria has been achieved at target levels), and (v) with respect to Mr. King only, the stock options granted to Mr. King on September 27, 2012 and June 13, 2013 will remain exercisable until the earlier of the 18 month anniversary of Mr. King’s qualifying termination, the 10 year anniversary of the applicable option’s grant date, or the original maximum term of the option.

In addition, under the Policy, if, outside of a Change in Control Period, we terminate the employment of the applicable Officer other than for cause, death or disability, or the Officer resigns for good reason and, within 60 days following the Officer’s termination, the Officer executes an irrevocable separation agreement and release of claims, the Officer is entitled to receive (i) continuing payments of severance pay at a rate equal to the aggregate amount of the Officer’s base salary (as in effect immediately prior to the qualifying termination, or if the qualifying termination is due to good reason based on a material reduction in base salary, then the Officer’s base salary in effect immediately prior to such reduction) for up to 18 months for Mr. King, and 12 months for Messrs. Devine, Vort and Day, and (ii) payment of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for the Officer and the Officer’s dependents for 18 months for Mr. King, and 12 months for Messrs. Devine, Vort and Day.

Under the Policy, in the event any payment to the applicable Officer pursuant to the Policy would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, as amended, or the Code (as a result of a payment being classified as a parachute payment under Section 280G of the Code), the Officer will receive such payment as would entitle the Officer to receive the greatest after-tax benefit, even if it means that we pay the Officer a lower aggregate payment so as to minimize or eliminate the potential excise tax imposed by Section 4999 of the Code. The Policy does not require us to provide any tax gross-up payments to an Officer.

The foregoing description of the Policy is qualified in its entirety by reference to the Policy, which is filed as exhibit 10.1 to this Form 10-Q.

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
ITEM 6. EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of, and incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Executive Change in Control and Severance Policy
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

iRhythm Technologies, Inc.

Date: August 7, 2020	By:	/s/ Kevin M. King
Kevin M. King President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2020	By:	/s/ Douglas J. Devine
Douglas J. Devine Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)