Form 10-Q/A
period 2020-03-31
iRhythm Technologies, Inc.
filed 2020-10-06
CIK 1388658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
Form 10-Q/A
(Amendment No. 1)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of September 30, 2020, the number of the registrant’s common shares outstanding was 28,855,261.

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $.001 Per Share	IRTC	The Nasdaq Stock Market

EXPLANATORY NOTE

iRhythm Technologies, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2020 with the Securities and Exchange Commission on May 8, 2020 (the “Original Filing”). The Company is filing this Form 10-Q/A, Amendment No. 1 solely to amend the text of Exhibit 31.1 and 31.2 of the Original Filing to include paragraph 4(b) and the introductory language in paragraph 4 referring to internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

Except as described above, no other changes have been made to the Original Filing.

TABLE OF CONTENTS

Page No
PART IV

Item 15. Exhibits, Financial Statement Schedules	3
Signatures	4

PART IV

Item 15. Exhibits, Financial Statement Schedules

(3) Exhibits

Exhibit Number	Description	Incorporated by Reference From Form
31.3	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.4	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iRhythm Technologies, Inc.

Date: October 6, 2020	By:	/s/ Kevin M. King
Kevin M. King President and Chief Executive Officer (Principal Executive Officer)

Date: October 6, 2020	By:	/s/ Douglas J. Devine
Douglas J. Devine Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)