Form 10-Q/A
period 2020-06-30
iRhythm Technologies, Inc.
filed 2020-10-06
CIK 1388658

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

EXPLANATORY NOTE

iRhythm Technologies, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q as of and for the three and six months ended June 30, 2020 with the Securities and Exchange Commission on August 7, 2020 (the “Original Filing”). The Company is filing this Form 10-Q/A, Amendment No. 1 solely to amend the text of Exhibit 31.1 and 31.2 of the Original Filing to include paragraph 4(b) and the introductory language in paragraph 4 referring to internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

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