Form 10-Q
period 2020-09-30
iRhythm Technologies, Inc.
filed 2020-11-06
CIK 1388658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 30, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 28,871,416.
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
ii

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$95,336	$20,462
Short-term investments	231,901	120,089
Accounts receivable, net of allowances for doubtful accounts of $11,037 and $9,049 as of September 30, 2020 and December 31, 2019, respectively	28,955	23,867
Inventory	5,062	4,037
Prepaid expenses and other current assets	4,685	4,337
Total current assets	365,939	172,792
Long-term investments	—	8,030
Property and equipment, net	32,775	26,464
Operating lease right-of-use assets	86,247	90,124
Goodwill	862	862
Other assets	11,378	7,940
Total assets	$497,201	$306,212
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,838	$8,243
Accrued liabilities	32,185	32,714
Deferred revenue	938	1,251
Debt, current portion	10,694	1,944
Operating lease liabilities, current portion	8,211	7,914
Total current liabilities	55,866	52,066
Debt, noncurrent portion	24,252	32,989
Operating lease liabilities, noncurrent portion	82,537	85,748
Total liabilities	162,655	170,803
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000,000 shares authorized at September 30, 2020 and December 31, 2019; and none issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value – 100,000,000 shares authorized at September 30, 2020 and December 31, 2019; 28,855,261 and 26,682,720 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	27	25
Additional paid-in capital	629,484	395,695
Accumulated other comprehensive income	68	82
Accumulated deficit	(295,033)	(260,393)
Total stockholders’ equity	334,546	135,409
Total liabilities and stockholders’ equity	$497,201	$306,212
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue, net	$71,944	$54,673	$186,357	$155,448
Cost of revenue	18,232	13,785	49,779	38,570
Gross profit	53,712	40,888	136,578	116,878
Operating expenses:
Research and development	8,768	13,499	29,725	28,031
Selling, general and administrative	49,701	45,649	140,945	125,876
Total operating expenses	58,469	59,148	170,670	153,907
Loss from operations	(4,757)	(18,260)	(34,092)	(37,029)
Interest expense	(384)	(409)	(1,145)	(1,258)
Other income, net	569	396	1,311	1,066
Loss before income taxes	(4,572)	(18,273)	(33,926)	(37,221)
Income tax provision	105	20	253	47
Net loss	$(4,677)	$(18,293)	$(34,179)	$(37,268)
Net loss per common share, basic and diluted	$(0.17)	$(0.72)	$(1.25)	$(1.50)
Weighted-average shares, basic and diluted	28,050,210	25,247,831	27,358,096	24,818,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(4,677)	$(18,293)	$(34,179)	$(37,268)
Other comprehensive income:
Net change in unrealized gains (losses) on available-for-sale securities	(113)	(21)	(14)	55
Comprehensive loss	$(4,790)	$(18,314)	$(34,193)	$(37,213)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(34,179)	$(37,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,922	2,257
Stock-based compensation	27,517	19,064
Accretion of discounts on investments, net and other	(28)	(565)
Provision for doubtful accounts and contractual allowances	20,451	17,581
Amortization of operating lease right-of-use assets	4,497	7,452
Changes in operating assets and liabilities:
Accounts receivable	(26,000)	(22,795)
Inventory	(1,059)	(1,454)
Prepaid expenses and other current assets	(347)	(12)
Other assets	(3,438)	(2,366)
Accounts payable	(4,700)	(119)
Accrued liabilities	(5,365)	5,635
Deferred revenue	(313)	(334)
Operating lease liabilities	(3,535)	(4,079)
Net cash used in operating activities	(21,577)	(17,003)
Cash flows from investing activities
Purchases of property and equipment	(11,187)	(8,640)
Purchases of available-for-sale investments	(214,889)	(146,026)
Sales of available-for-sale investments	14,525	—
Maturities of available-for-sale investments	96,645	77,900
Net cash used in investing activities	(114,906)	(76,766)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with employee equity incentive plans	13,682	6,409
Tax withholding upon vesting of restricted stock awards	(8,712)	(5,111)
Issuance of common stock in connection with follow-on public offering, net of offering costs	206,387	107,082
Net cash provided by financing activities	211,357	108,380
Net increase in cash and cash equivalents	74,874	14,611
Cash and cash equivalents beginning of period	20,462	20,023
Cash and cash equivalents end of period	$95,336	$34,634
Supplemental disclosures of cash flow information
Interest paid	$1,132	$1,246
Non-cash investing and financing activities
Property and equipment costs included in accounts payable and accrued liabilities	$47	$2,259
Right-of-use assets obtained in exchange for new operating lease liabilities	$621	$89,170
Offering costs in accounts payable and accrued liabilities	$356	$217

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock				Accumulated Other	Total
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balances at June 30, 2020	27,364,151	$25	$408,096	$(290,356)	$181	$117,946
Issuance of common stock in connection with employee equity incentive plans, net	233,968	—	4,321	—	—	4,321
Issuance of common stock in connection with follow-on public offering, net of discounts and issuance costs	1,257,142	2	206,029	—	—	206,031
Tax withholding upon vesting of restricted stock awards	—	—	(3,563)	—	—	(3,563)
Stock-based compensation expense	—	—	14,601	—	—	14,601
Net loss	—	—	—	(4,677)	—	(4,677)
Net change in unrealized gain on investments	—	—	—	—	(113)	(113)
Balances at September 30, 2020	28,855,261	$27	$629,484	$(295,033)	$68	$334,546

	Common Stock				Accumulated Other	Total
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balances at December 31, 2019	26,682,720	$25	$395,695	$(260,393)	$82	$135,409
Issuance of common stock in connection with employee equity incentive plans, net	915,399	—	13,682	—	—	13,682
Issuance of common stock in connection with follow-on public offering, net of discounts and issuance costs	1,257,142	2	206,029	—	—	206,031
Tax withholding upon vesting of restricted stock awards	—	—	(8,712)	—	—	(8,712)
Stock-based compensation expense	—	—	22,790	—	—	22,790
Accounting Standards Codification 326 cumulative effect adjustment upon adoption	—	—	—	(461)	—	(461)
Net loss	—	—	—	(34,179)	—	(34,179)
Net change in unrealized gain on investments	—	—	—	—	(14)	(14)
Balances at September 30, 2020	28,855,261	$27	$629,484	$(295,033)	$68	$334,546

	Common Stock				Accumulated Other	Total
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balances at June 30, 2019	24,836,171	$23	$271,469	$(224,800)	$60	$46,752
Issuance of common stock in connection with employee equity incentive plans, net	110,838	—	1,001	—	—	1,001
Warrants Exercised	2,850	—	—	—	—	—
Issuance of common stock in connection with follow on public offering, net of discounts and issuance costs	1,575,342	2	107,297	—	—	107,299
Tax withholding upon vesting of restricted stock awards	—	—	(1,554)	—	—	(1,554)
Stock-based compensation expense	—	—	7,401	—	—	7,401
Net loss	—	—	—	(18,293)	—	(18,293)
Net change in unrealized gain on investments	—	—	—	—	(21)	(21)
Balances at September 30, 2019	26,525,201	$25	$385,614	$(243,093)	$39	$142,585

	Common Stock				Accumulated Other	Total
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balances at December 31, 2018	24,368,073	$23	$257,955	$(205,825)	$(16)	$52,137
Issuance of common stock in connection with employee equity incentive plans, net	578,936	—	6,409	—	—	6,409
Warrants Exercised	2,850	—	—	—	—	—
Issuance of common stock in connection with follow on public offering, net of discounts and issuance costs	1,575,342	2	107,297	—	—	107,299
Tax withholding upon vesting of restricted stock awards	—	—	(5,111)	—	—	(5,111)
Stock-based compensation expense	—	—	19,064	—	—	19,064
Net loss	—	—	—	(37,268)	—	(37,268)
Net change in unrealized gain on investments	—	—	—	—	55	55
Balances at September 30, 2019	26,525,201	$25	$385,614	$(243,093)	$39	$142,585

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
    On September 10, 2019, the Company issued and sold an aggregate of 1,575,342 shares (the "2019 Shares") of common stock, in a public offering at a price of $73.00 per share. The 2019 Shares included the full exercise of the underwriters’ option to purchase an additional 205,479 shares of common stock. Total proceeds received from the offering were $107.3 million, after deducting discounts and issuance costs.
On August 21, 2020, the Company issued and sold an aggregate of 1,257,142 shares (the "Shares") of common stock, in a public offering at a price of $175.00 per share. The Shares included the full exercise of the underwriters’ option to purchase an additional 163,975 shares of common stock. Total proceeds received from the offering were $206.8 million, after deducting discounts and issuance costs.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2019, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or for any other interim period or for any other future year.
The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2019, included in the Company’s annual report on Form 10-K, filed with the SEC on March 2, 2020.

Risks and Uncertainties

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contractual allowances, allowance for doubtful accounts, the useful lives of property and equipment, the recoverability of long-lived assets including the estimated usage of the printed circuit board assemblies (“PCBAs”), the incremental borrowing rate for operating leases, accounting for income taxes, and various inputs used in estimating stock-based compensation. Certain of these estimates are impacted by uncertainties surrounding COVID-19 such as revenue recognition, contractual allowances for revenue, allowance for doubtful accounts, and stock based compensation. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that management believes are reasonable under the circumstances, including assumptions as to future events. Actual results may differ from those estimates.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

As a result of the COVID-19 pandemic, the Company has experienced significant business disruptions, restrictions on its ability to travel, reduction in access to customers due to diverted resources at hospitals, and shortened business hours as governments institute prolonged shelter-in-place and/or self-quarantine mandates.

Governmental mandates related to the COVID-19 pandemic have impacted, and is expected to continue to impact, Company personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which could disrupt our supply chain and reduce margins. For instance, on or about March 16, 2020, the Health Officers of the counties of San Francisco (where the Company's headquarters is located), Santa Clara, San Mateo, Marin, Contra Costa and Alameda, where many employees are located, issued mandatory shelter-in-place orders and all employees transitioned to a remote work environment. The Company is also subject to orders in Southern California that temporarily shut down its manufacturing and distribution facilities in Cypress, California. For a limited number of employees who continue to support essential operations, including those at our manufacturing facilities, the Company has instituted protective equipment policies and, to the degree practical, social distancing measures to protect the safety of its employees. While the Company has continued to deliver its Zio service by operating with remote employees and essential employees on site, an extended implementation of these governmental mandates could further impact the Company's ability to effectively provide its Zio service, and could impede progress of all ongoing initiatives. Appropriate social distancing techniques and other measures at the Company's facilities have been implemented for the limited number of employees who have returned to work to support essential operations, and will not return until the risk to employee health has meaningfully diminished.

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

Given the disruption in demand and an uncertain length of time to recovery, the Company adjusted its operating plan in the second quarter of 2020 by taking steps to reduce operating spend. These steps included eliminating or delaying spending on non-essential programs, reducing spend on travel and consulting, implementing a hiring freeze, furloughing approximately 5% of employees, conducting a layoff of approximately 2% of employees and implementing temporary pay reductions for our salaried workforce. From May 2020 to July 2020, the Company’s Chief Executive Officer, other named executive officers and other senior executives agreed to temporary base salary reductions and the Board of Directors agreed to a reduction in its fees until business and economic conditions improve. The Company also increased it’s bad debt reserve in anticipation of a potential increase in uncollectible co-payments from patients using the Zio Service. In August 2020, the Company reinstated furloughed employees, removed pay reductions for its salaried employees, and resumed hiring for most positions.

The Company is continuously reviewing its liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic. The Company believes it will have adequate liquidity over the next 12 months to operate its business and to meet its cash requirements. As of September 30, 2020, the Company is in compliance with its financial covenants in its debt agreement.

On March 27, 2020, as a result of the COVID-19 pandemic, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") to support businesses during the COVID-19 pandemic, including deferment of the employer portion of certain payroll taxes, refundable payroll tax credits, and technical amendments to tax depreciation methods for qualified improvement property. The primary provisions of the CARES Act which are potentially applicable to us include:

• certain amendments to the limitations on the deductibility of interest contained in Section 163(j) of the Internal Revenue Code of 1986, as amended, for taxable years beginning in 2019 and 2020; and

• an allowance of net operating loss carrybacks for taxable years beginning in 2018 and before 2021.

The Company did not qualify for the Paycheck Protection Program under the CARES Act due to the number of employees in our organization. The CARES Act did not have material impact on the Company’s overall consolidated financial statements.

The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. This impact is having a material, adverse impact on liquidity, capital resources, operations and business and those of the third parties on which the Company relies, and could worsen over time. The extent to which the COVID-19 pandemic impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

emerge concerning the severity of the COVID-19 pandemic and the actions to contain the COVID-19 pandemic or treat its impact, among others. The full extent of potential delays or impacts on the business, financial condition, cash flows and results of operations remains unknown. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing the Company’s ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact short-term and long-term liquidity and the ability to operate on a timely basis, or at all.

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

The Company evaluates expected credit losses by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. Expected credit losses on available-for-sale debt securities are recognized in other income, net in the condensed consolidated statements of operations, and any remaining unrealized losses, net of taxes, are reported as a component of accumulated other comprehensive loss. The Company did not recognize any credit losses on its available-for-sale securities during the three and nine months ended September 30, 2020 and there were no impairment charges for unrealized losses in the periods presented.

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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019	Nine Months Ended September 30, 2019
Balance, beginning of period	$9,049	$7,296	$7,296
Add: provision for doubtful accounts	7,231	9,129	6,126
Add: adoption of ASC 326	461	—	—
Less: write-offs, net of recoveries and other adjustments	(5,704)	(7,376)	(6,092)
Balance, end of period	$11,037	$9,049	$7,330

The following table presents the changes in the contractual allowance (in thousands):

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019	Nine Months Ended September 30, 2019
Balance, beginning of period	$15,433	$9,205	$9,205
Add: provision for contractual allowances	13,220	15,518	11,638
Less: realized contractual adjustments	(10,750)	(9,290)	(7,692)
Balance, end of period	$17,903	$15,433	$13,151
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

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. The Company records an allowance for doubtful accounts based on the assessment of the collectability of customer accounts, considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Centers for Medicare and Medicaid Services (“CMS”), accounted for approximately 28% and 27% of the Company’s revenue for each of the three and nine months ended September 30, 2020, respectively, and 28% and 27%, of the Company's revenue for the three and nine months ended September 30, 2019, respectively. CMS accounted for 22% and 20% of accounts receivable at September 30, 2020 and December 31, 2019, respectively.
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

Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Disaggregated revenue by payor type and major service line for three and nine months ended September 30, 2020 and September 30, 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contracted third-party payors	$36,317	$25,961	$94,571	$73,006
Non-contracted third-party payors	4,607	2,686	10,851	8,050
Centers for Medicare & Medicaid	19,978	15,379	51,012	42,573
Healthcare Institutions	11,042	10,647	29,923	31,819
Total	$71,944	$54,673	$186,357	$155,448
Contract Liabilities
ASC 606 requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).

Certain of the Company’s customers pay the Company directly for the Zio XT service upon shipment of devices. Such advance payments are contract liabilities and are recorded as deferred revenue on the Condensed Balance Sheets and revenue is recognized when reports are delivered to the healthcare provider. During each of the nine months ended September 30, 2020, $1.2 million relating to the contract liability balance at the beginning of 2020 was recognized as revenue. Total revenue recognized during the nine months ended September 30, 2019 that was included in the contract liability balance at the beginning of 2019 was $1.2 million.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

3. Cash Equivalents and Investments
The fair value of cash equivalents and available-for-sale investments at September 30, 2020 and December 31, 2019, were as follows (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Money market funds	$74,786	$—	$—	$74,786
U.S. government securities	178,223	71	(1)	178,293
Corporate notes	26,632	4	(6)	26,630
Commercial paper	26,978	—	—	26,978
Total cash equivalents and available-for-sale investments	$306,619	$75	$(7)	$306,687
Classified as:
Cash equivalents				$74,786
Short-term investments				231,901
Total cash equivalents and available-for-sale investments				$306,687
	December 31, 2019
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Money market funds	$13,897	$—	$—	$13,897
U.S. government securities	77,329	72	(1)	77,400
Corporate notes	14,955	11	—	14,966
Commercial paper	35,753	—	—	35,753
Total cash equivalents and available-for-sale investments	$141,934	$83	$(1)	$142,016
Classified as:
Cash equivalents				$13,897
Short-term investments				120,089
Long-term investments				8,030
Total cash equivalents and available-for-sale investments				$142,016
The following table summarizes the fair value of the Company’s cash equivalents, short-term and long-term marketable securities classified by maturity (in thousands):

	September 30, 2020	December 31, 2019
Due within one year	$306,687	$133,986
Due after one year through three years	—	8,030
Total cash equivalents and available-for-sale investments	$306,687	$142,016
The following tables present the Company's available-for-sale securities that were in an unrealized loss position as of September 30, 2020 (in thousands):

	September 30, 2020
	Less than 12 months
Assets	Fair Value	Unrealized Loss
U.S. government securities	$28,270	$(1)
Corporate notes	18,153	(6)
Total	$46,423	$(7)

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

There were no available-for-sale securities that were in an unrealized loss position for more than twelve months as of September 30, 2020. Unrealized losses as of December 31, 2019 were not material. Available-for-sale securities held as of September 30, 2020 had a weighted average maturity of 109 days. At September 30, 2020, six investments were in an unrealized loss position and no investments have been in an unrealized loss position for more than one year.
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
The fair value of the Company’s outstanding interest-bearing obligations is estimated using the net present value of the future payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at September 30, 2020 are $34.9 million and $36.0 million, respectively. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at December 31, 2019 were $34.9 million and $35.2 million, respectively.
The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$74,786	$—	$—	$74,786
U.S. government securities	—	178,293	—	178,293
Corporate notes	—	26,630	—	26,630
Commercial paper	—	26,978	—	26,978
Total	$74,786	$231,901	$—	$306,687

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$13,897	$—	$—	$13,897
U.S. government securities	—	77,400	—	77,400
Corporate notes	—	14,966	—	14,966
Commercial paper	—	35,753	—	35,753
Total	$13,897	$128,119	$—	$142,016

5. Balance Sheet Components
Inventory and Other Assets
Inventory consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$2,248	$1,574
Finished goods	2,814	2,463
Total	$5,062	$4,037

    The Company uses Printed Circuit Board Assemblies (“PCBAs”), in each wearable Zio XT and Zio AT monitor as well as in the wireless gateway used in conjunction with the Zio AT monitor. The PCBAs are used numerous times and have useful lives beyond one year. Each time a PCBA is used in a wearable Zio XT monitor or Zio AT monitor, a portion of the cost of the PCBA is recorded as a cost of revenue. Each time a wireless gateway is used with a Zio AT monitor, a portion of the gateway is recorded as a cost of revenue. PCBAs which are recorded as other assets, were $11.1 million and $7.4 million as of September 30, 2020, and December 31, 2019, respectively.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Laboratory and manufacturing equipment	$4,783	$4,238
Computer equipment and software	2,452	2,315
Furniture and fixtures	3,822	3,669
Leasehold improvements	9,145	7,597
Internal-use software	25,103	16,277
Total property and equipment, gross	45,305	34,096
Less: accumulated depreciation and amortization	(12,530)	(7,632)
Total property and equipment, net	$32,775	$26,464

Depreciation and amortization expense was $1.7 million and $4.9 million for the three and nine months ended September 30, 2020, respectively, and $0.9 million and $2.3 million for three and nine months ended September 30, 2019, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued vacation	$5,504	$3,809
Accrued payroll and related expenses	15,931	19,156
Accrued ESPP contribution	2,073	417
Accrued professional services fees	1,131	2,846
Accrued interest	124	128
Claims payable	4,086	2,802
Other	3,336	3,556
Total accrued liabilities	$32,185	$32,714

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

    The Company and Verily will develop certain next-generation atrial fibrillation (“AF”) screening, detection, or monitoring products pursuant to the Development Agreement, which products will involve combining Verily and the Company’s technology platforms and capabilities. Under the terms of the Development Agreement, the Company paid Verily an upfront fee of $5.0 million in 2019. In addition, the Company has agreed to make additional payments to Verily up to an aggregate of $12.75 million in milestone payments upon achievement of various development and regulatory milestones over the 24 months of the Development Agreement, which payments will be made in cash to Verily. During the year ended

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 the Company achieved a milestone resulting in additional expense of $1.0 million which was included in accounts payable as of December 31, 2019 and paid in the first quarter of 2020. During the nine months ended September 30, 2020, the Company achieved an additional milestone resulting in expense of $3.0 million, which was paid in June 2020.

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
7. Debt
Bank Debt
In December 2015, the Company entered into a Second Amended and Restated Loan and Security Agreement ("Loan Agreement”) with Silicon Valley Bank ("SVB"). Under the SVB Loan Agreement, the Company could borrow, repay and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $15.0 million, until December 4, 2018, when all outstanding principal and accrued interest became due and payable. Any principal amount outstanding under the SVB Loan Agreement shall bear interest at a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” plus 0.25%. The Company could borrow up to 80% of its eligible accounts receivable, up to the maximum of $15.0 million.
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
Under the Third Amended and Restated SVB Loan Agreement, the Company may borrow, repay, and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $25.0 million, which includes an $11.0 million standby letter of credit sublimit availability. In October 2018, a $6.9 million standby letter of credit was obtained in connection with a lease for the Company’s San Francisco headquarters. Any principal amount outstanding under the Third Amended and Restated SVB Loan Agreement revolving credit line shall bear interest at an amount that is the greater of (a) a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” or (b) 5.00%. The Company may borrow up to 75% of eligible accounts receivable, up to the maximum of $25.0 million. As of September 30, 2020, no amount was outstanding under the revolving credit line.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The Third Amended and Restated Loan Agreement requires the Company to maintain a minimum consolidated liquidity ratio or minimum adjusted Earnings Before Interest, Tax, Depreciation, and Amortization during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. The Company was in compliance with loan covenants as of September 30, 2020. The obligations under the Third Amended and Restated Loan Agreement are collateralized by substantially all assets of the Company.
8. Income Taxes
The Company recorded a tax provision related to its U.K. subsidiary during the nine months ended September 30, 2020 and September 30, 2019. Due to the uncertainties surrounding the realization of the U.S. deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the U.S. net operating loss carryforwards and other deferred tax assets.

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
9. Stockholders’ Equity
Common stock
The Company’s amended and restated certificate of incorporation dated October 25, 2016, as amended, authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends were declared through September 30, 2020.
The Company had reserved shares of common stock for issuance as follows:

	September 30, 2020	December 31, 2019
Options issued and outstanding	747,874	1,503,247
Unvested restricted stock units	1,123,299	886,030
Shares available for grant under future stock plans	8,045,772	6,709,235
Shares available for future issuance	9,916,945	9,098,512

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

10. Equity Incentive Plans
Equity Incentive Plan Activity
A summary of share-based awards available for grant under the 2016 Equity Incentive Plan is as follows:

Awards Available for Grant
Balance at December 31, 2018	4,717,292
Additional awards authorized	1,218,402
Awards granted	(649,911)
Awards forfeited	181,513
Awards withheld for tax purposes	60,836
Balance at December 31, 2019	5,528,132
Additional awards authorized	1,333,928
Awards granted	(582,322)
Awards forfeited	149,808
Awards withheld for tax purposes	76,936
Balance at September 30, 2020	6,506,482
During the nine months ended September 30, 2020, 582,322 restricted stock units ("RSUs") were granted, 219,436 RSUs vested, and 125,617 RSUs were forfeited.
The following table summarizes stock option activity under the 2006 and 2016 Equity Incentive Plans:

		Options Outstanding
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2018	2,094,137	$23.20	7.02	$97,976
Options granted	20,010	$82.77
Options exercised	(540,307)	$9.59
Options forfeited	(70,593)	$54.54
Balance at December 31, 2019	1,503,247	$27.40	6.43	$62,401
Options exercised	(731,182)	$15.34
Options forfeited	(24,191)	$66.99
Balances at September 30, 2020	747,874	$37.92	6.40	$149,719
Options exercisable – September 30, 2020	584,180	$31.68	6.16	$120,594
Options vested and expected to vest – September 30, 2020	742,666	$37.71	6.39	$148,827
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock.
During the nine months ended September 30, 2019, the Company granted options with a weighted-average grant date fair value of $38.29 per share. The Company did not grant any options during the nine months ended September 30, 2020.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

11. Stock-Based Compensation

Employee Stock Options Valuation
The fair value of employee and director stock options was estimated at the date of grant using the Black-Scholes option pricing model with the weighted average assumptions below.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Expected term (in years)	n/a	6.1
Expected volatility	—%	45.0%
Risk-free interest rate	—%	2.39%
Dividend yield	—%	—%

The Company did not grant stock options during the nine months ended September 30, 2020.

Market-based RSU Valuation
The fair value of market based RSUs was estimated at the date of grant using the Monte-Carlo option pricing model with the assumptions below. Additional details on the Company's market based RSUs are included below.

Nine Months Ended September 30,
2020
Expected term (in years)	0.74
Expected volatility	63.0%
Risk-free interest rate	0.17%
Dividend yield	—%

Stock-Based Compensation
The following table summarizes the total stock-based compensation expense included in the statements of operations and comprehensive loss for all periods presented (in thousands):

	Three Months Ended, September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$—	$—	$—	$225
Research and development	2,839	1,242	5,785	3,366
Selling, general and administrative	14,605	6,159	21,732	15,473
Total stock-based compensation expense	$17,444	$7,401	$27,517	$19,064
As of September 30, 2020, there was total unamortized compensation costs of $5.0 million, net of estimated forfeitures, related to unvested stock options which the Company expects to recognize over a period of approximately 1.2 years, $61.3 million, net of estimated forfeitures, related to unrecognized restricted stock unit (“RSU”) expense, which the Company expects to recognize over a period of 2.5 years, and $1.8 million unrecognized ESPP expense, which the Company will recognize over 0.2 years.
Performance-based RSUs (“PRSU”) and Market-based RSUs
The Company grants PRSUs to key executives of the Company. PRSUs can be earned in accordance with the performance equity program for each respective grant.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

2019 Awards
In February 2019, the company granted PRSU's ("2019 awards") to be earned based on the compound annual growth rate ("CAGR") of fiscal year 2020's revenue compared to fiscal year 2018's revenue, measuring a minimum performance threshold of 75% to earn 50% of target, and a maximum threshold of 125% achieved to earn 200% of target. The 2019 awards also include a service-based component.
Due to the impact of the COVID-19 pandemic, management determined that the Company’s achievement of its performance targets described above, was not probable in the first quarter of fiscal year 2020. PRSU expense of $4.8 million recognized in fiscal year 2019 related to the 2019 awards was reversed in the first quarter of fiscal year 2020.
On June 19, 2020, the Company modified the terms of the 2019 awards to vest based on the Company’s average stock price for the 60 days preceding January 1, 2021. The modification impacted all active recipients of the 2019 awards, a total of ten employees. The 2019 awards can now be achieved from 77% of target to 150% of target, resulting in a maximum number of shares eligible to vest of 119,484. The total incremental compensation cost resulting from the modification of $13.6 million will be recognized ratably through March of 2021. The Company recognized $4.6 million and $5.1 million of compensation cost for the three and nine months ended September 30, 2020, respectively, in connection with the 2019 awards.
February 2020 Awards
In February 2020, the company granted PRSU's ("February 2020 awards") for fiscal year 2022's annual unit volume CAGR compared to fiscal year 2019's annual unit volume CAGR, measuring a minimum performance threshold of 19.7% to earn 50% of target, and a maximum threshold of 29% achieved to earn 200% of target. A total of 133,834 PRSU shares were granted with grant date fair value of $11.0 million. The 2020 awards also include a service-based component.
Due to the impact of the COVID-19 pandemic, management determined that the Company’s achievement of its performance targets described above, was not probable in the first and second quarters of fiscal year 2020. Compensation cost in connection with the probable number of shares that will vest will be recognized ratably through March of 2021. During the three months ended September 30, 2020, the Company determined that it was probable that the February 2020 Awards would vest and recognized $1.3 million of compensation cost in connection with the February 2020 awards.
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

Non employee Stock-Based Compensation
On July 3, 2020, the Company’s Chief Financial Officer (“CFO”) resigned and entered into a Consulting and Professional Services Agreement (“CPSA”) with the Company to provide consulting services through July 2, 2021. Pursuant to the original terms of the awards, the CFO will continue to vest in outstanding awards as long as services are provided to the Company under the CPSA as a non-employee consultant. In accordance with ASC 718, the Company recognized expense related to all awards expected to vest over the duration of the CPSA in the current period as an equity- based severance cost as the consulting services are not substantive.

Total expense related to non-employee stock- based compensation recognized for the three and nine months ended September 30, 2020 was $1.8 million.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

12. Net Loss Per Common Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30
	2020	2019	2020	2019
Numerator:
Net loss	$(4,677)	$(18,293)	$(34,179)	$(37,268)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	28,050,210	25,247,831	27,358,096	24,818,482
Net loss per common share, basic and diluted	$(0.17)	$(0.72)	$(1.25)	$(1.50)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the nine months ended September 30, 2020 and 2019, because their inclusion would be anti-dilutive:

	Nine Months Ended September 30,
	2020	2019
Options to purchase common stock	747,874	1,625,627
PRSUs and RSUs unvested	1,123,299	881,516
Warrants to purchase common stock	—	2,006
Total	1,871,173	2,509,149

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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
We receive revenue for the Zio service primarily from third-party payors, which include commercial payors and government agencies, such as CMS, Veterans Administration, and the military. In addition, a small percentage of institutions, which are typically hospitals or private physician practices, purchase the Zio service from us directly. Our revenue in the third-party commercial payor category is primarily contracted, which means we have entered into pricing contracts with these payors. Third-party contracted payors accounted for approximately 51% and 47% of our revenue for the nine months ended September 30, 2020 and 2019, respectively. Approximately, 27% of our total revenue for each of the nine months ended September 30, 2020 and 2019, is received from Centers for Medicare and Medicaid Services ("CMS"), which is under established reimbursement codes. Healthcare institutions, which are typically hospitals or private physician practices accounted for approximately 16% and 20% of our revenue for the nine months ended September 30, 2020 and 2019, respectively. Non-contracted third party payors and self-pay accounted for 6% and 5% of our total revenue for the nine months ended September 30, 2020 and September 30, 2019, respectively. We rely on a third-party billing partner, XIFIN, Inc., to submit patient claims and collect from commercial payors, certain government agencies, and patients.
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

COVID-19 Impact

We cannot currently predict the extent or duration of the ongoing impact to our financial results and have suspended forward-looking guidance. Although we cannot currently predict the extent or duration of the COVID-19 related impact to our financial results, we expect the impact of COVID-19 to be more significant in the near-term.

Beginning in mid-March 2020, we experienced decreasing levels in the Zio service patient registrations which impacted our revenues for the three and nine months ended September 30, 2020. This decrease in revenue is due to a variety of challenges associated with the COVID-19 pandemic in the United States, including, among others:

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

During the third quarter of fiscal year 2020, we saw recovery of patient registrations for the Zio service to pre-COVID levels of the first quarter of 2020. However, it is expected that the challenges of the COVID-19 pandemic will potentially impact the number of patients who register for the Zio service for some period of time depending on the rate at which the number of COVID-19 cases increases or declines and the economy recovers.
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
•Delivering uninterrupted patient care for both Zio XT and Zio AT and supporting efforts to monitor COVID-19 patients. While hospital systems and healthcare facilities shift their focus and resources to treating COVID-19 patients and combating the spread of COVID-19, we have adapted our service to meet the immediate needs of our physician customers and patients. Our digital service platform enables physician ordering, results reporting, data curation and patient support independent of location, across virtual or in-office care models. As an example, we have significantly increased the utilization of our “Home Enrollment” service. This service allows patients to receive and wear the single-use Zio monitor without going to a healthcare facility. Physicians can prescribe the Zio service for their patients, either in-office or through a virtual care setting, and we ship the Zio monitor directly to the patient’s residence. We pay for the costs of shipping the Zio monitor, which represents additional expense for us. We also guide patients through the patch application process and inform them of instructions for wear. Home enrollment also eliminates clinical staff exposure to patients, as well as application, cleaning or reusing traditional Holter and event monitors that may have been exposed to viruses or other pathogens. In addition, health systems with acute needs to facilitate a reduction in healthcare provider contact or for additional monitoring capacity can deploy Zio AT for in-patient monitoring. The

FDA informed us that Zio AT usage for this application is consistent with the FDA COVID-19 Remote Monitoring guidance.
•Adjusting our operating plan as appropriate to ensure continued financial strength. We continue to maintain a strong cash position and have taken initiatives to adjust our operating plan to ensure we maintain appropriate liquidity during these uncertain times. We have proactively taken steps to reduce spend, including eliminating or delaying project spend for non-essential programs, and reducing spend on travel and consulting. In addition, we raised $206.8 million in proceeds from a follow-on public offering in August 2020 to fund growth initiatives and for working capital and other general corporate purposes
Components of Results of Operations
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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including increased contracting with third-party payors and institutional providers. We have in the past been able to increase our pricing as third-party payors become more familiar with the benefits of the Zio service and move to contracted pricing arrangements. We expect to continue to decrease the cost of service per device by obtaining volume purchase discounts for our material costs and implementing scan-time algorithm improvements and software-driven and other workflow enhancements to reduce labor costs. Gross margin for the nine months ended September 30, 2020 was negatively impacted due to the COVID-19 pandemic and absorption of fixed costs. We expect this impact to continue in the near term.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Revenue	$71,944	$54,673	$17,271	32%
Cost of revenue	18,232	13,785	4,447	32%
Gross profit	53,712	40,888	12,824	31%
Gross margin	75%	75%
Operating expenses:
Research and development	8,768	13,499	(4,731)	(35)%
Selling, general and administrative	49,701	45,649	4,052	9%
Total operating expenses	58,469	59,148	(679)	(1)%
Loss from operations	(4,757)	(18,260)	13,503	(74)%
Interest expense	(384)	(409)	25	(6)%
Other income, net	569	396	173	44%
Loss before income taxes	(4,572)	(18,273)	13,701	(75)%
Income tax provision	105	20	85	425%
Net loss	$(4,677)	$(18,293)	$13,616	(74)%
Revenue
Revenue increased $17.3 million, or 32%, to $71.9 million during the three months ended September 30, 2020 from $54.7 million during the three months ended September 30, 2019. The increase in revenue was primarily attributable to the increase in volume of the Zio services as a result of increased in demand from our customers.
Cost of Revenue and Gross Margin
Cost of revenue increased $4.4 million, or 32%, to $18.2 million during the three months ended September 30, 2020 from $13.8 million during the three months ended September 30, 2019. The increase in cost of revenue was primarily due to increased Zio service volume as well as costs incurred to support a larger cost structure in 2020.

Gross margin for the three months ended September 30, 2020 was 75%, compared to 75% for the three months ended September 30, 2019.

Research and Development Expenses
Research and development expenses decreased $4.7 million, or 35%, to $8.8 million during the three months ended September 30, 2020 from $13.5 million during the three months ended September 30, 2019. The decrease was primarily attributable to a $5.0 million decrease related to the Verily milestone achievement in the third quarter of 2019 and a $1.3 million reduction of expense due to an increase in costs capitalized to internal use software, partially offset by a $2.0 million increase of employee related costs due to increased headcount and stock-based compensation.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $4.1 million, or 9%, to $49.7 million during the three months ended September 30, 2020 from $45.6 million during the three months ended September 30, 2019. The increase was primarily attributable to a $12.3 million increase in payroll and stock-based compensation as a result of increased headcount, partially offset by a $2.6 million reduction in travel expenses, $2.4 million reduction in temporary consultants, and $0.8 million decrease in bad debt expense.
Interest Expense
Interest expense was $0.4 million for the three months ended September 30, 2020, compared to $0.4 million for the three months ended September 30, 2019. There were no significant changes in interest expense during the three months ended September 30, 2020 compared with the three months ended September 30, 2019.
Other Income, Net
Other income, net was $0.6 million for the three months ended September 30, 2020, compared to $0.4 million for the three months ended September 30, 2019. There were no significant changes in other income, net during the three months ended September 30, 2020 compared with the three months ended September 30, 2019.

Results of Operations
Comparison of the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Revenue	$186,357	$155,448	$30,909	20%
Cost of revenue	49,779	38,570	11,209	29%
Gross profit	136,578	116,878	19,700	17%
Gross margin	73%	75%
Operating expenses:
Research and development	29,725	28,031	1,694	6%
Selling, general and administrative	140,945	125,876	15,069	12%
Total operating expenses	170,670	153,907	16,763	11%
Loss from operations	(34,092)	(37,029)	2,937	(8)%
Interest expense	(1,145)	(1,258)	113	(9)%
Other income, net	1,311	1,066	245	23%
Loss before income taxes	(33,926)	(37,221)	3,295	(9)%
Income tax provision	253	47	206	438%
Net loss	$(34,179)	$(37,268)	$3,089	(8)%

Revenue
Revenue increased $30.9 million, or 20%, to $186.4 million during the nine months ended September 30, 2020 from $155.4 million during the nine months ended September 30, 2019. The increase in revenue was primarily attributable to the increase in volume of the Zio services as a result of increased in demand from our customers.
Cost of Revenue and Gross Margin
Cost of revenue increased $11.2 million, or 29%, to $49.8 million during the nine months ended September 30, 2020 from $38.6 million during the nine months ended September 30, 2019. The increase in cost of revenue was primarily due to increased Zio service volume and costs incurred to support a larger cost structure in 2020.

Gross margin for the nine months ended September 30, 2020 decreased to 73%, compared to 75% for the nine months ended September 30, 2019. The decrease in gross margin was primarily driven by product mix, as well as fixed costs that we continue to incur, partially offset by increased volume.
Research and Development Expenses
Research and development expenses increased $1.7 million, or 6%, to $29.7 million during the nine months ended September 30, 2020 from $28.0 million during the nine months ended September 30, 2019. The increase was primarily attributable to a $5.5 million increase in employee related costs and stock-based compensation as a result of increased headcount, partially offset by a $3.1 million reduction of expense due to an increase in costs capitalized to internal use software and $2.0 million decrease related to the Verily milestone achievement in the third quarter of 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $15.1 million, or 12%, to $140.9 million during the nine months ended September 30, 2020 from $125.9 million during the nine months ended September 30, 2019. The increase was primarily attributable to a $16.8 million increase in payroll and stock-based compensation as a result of increased headcount, a $2.8 million in rent expense due to expansion of the San Francisco headquarters and increased facility related costs, partially offset by decrease of $5.2 million in travel and related expenses as a result of the COVID-19 pandemic.
Interest Expense
Interest expense was $1.1 million for the nine months ended September 30, 2020, compared to $1.3 million for the nine months ended September 30, 2019. There were no significant changes in interest expense during the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019.
Other Income, Net
Other income, net was $1.3 million for the nine months ended September 30, 2020, compared to $1.1 million for the nine months ended September 30, 2019. There were no significant changes in other income, net during the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019.

Liquidity and Capital Expenditures
Overview
We are continuously reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 global pandemic. We believe we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements.
As of September 30, 2020, we had cash and cash equivalents of $95.3 million, short-term investments of $231.9 million, and an accumulated deficit of $295.0 million.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(21,577)	$(17,003)
Investing activities	(114,906)	(76,766)
Financing activities	211,357	108,380
Net increase in cash and cash equivalents	$74,874	$14,611
Cash Used in Operating Activities
During the nine months ended September 30, 2020, cash used in operating activities was $21.6 million, which consisted of a net loss of $34.2 million, adjusted by non-cash charges of $57.4 million and a net change of $44.8 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of a change in stock-based compensation of $27.5 million, allowance for doubtful accounts and contractual allowances of $20.5 million, depreciation and amortization of $4.9 million and amortization of right of use assets of $4.5 million. The change in our net operating assets and liabilities was primarily due to an increase of $26.0 million in accounts receivable, a decrease of $5.4 million in accrued liabilities, an decrease of $4.7 million in accounts payable and a decrease of $3.5 million in operating lease liability.
During the nine months ended September 30, 2019, cash used in operating activities was $17.0 million, which consisted of a net loss of $37.3 million, adjusted by non-cash charges of $45.8 million and a net change of $25.5 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of a change in stock-based compensation of $19.1 million, allowance for doubtful accounts and contractual allowance of $17.6 million, and amortization of right of use assets of $7.5 million. The change in our net operating assets and liabilities was primarily due to an increase of $22.8 million in accounts receivable.
Cash Provided by Investing Activities
Cash used in investing activities during the nine months ended September 30, 2020 was $114.9 million, which consisted of $214.9 million in purchases of available for sale investments and $11.2 million of capital expenditures, partially offset by cash received from the maturities of available for sale investments of $96.6 million and sales of available for sale investments of $14.5 million.
Cash provided by investing activities during the nine months ended September 30, 2019 was $76.8 million, which consisted primarily of purchases of available for sale investments of $146.0 million, and $8.6 million of capital expenditures to purchase property and equipment. This was partially offset by $77.9 million in cash received from the maturities of available for sale investments.
Cash Provided by Financing Activities
During the nine months ended September 30, 2020, cash provided by financing activities was $211.4 million, primarily due to $206.4 million from the issuance of common stock in connection with the follow-on public offering, net discounts and issuance costs, $13.7 million in proceeds from the issuance of common stock in connection with employee options exercises and our Employee Stock Purchase Program, partially offset by $8.7 million in tax withholding upon the vesting of RSUs.
During the nine months ended September 30, 2019, cash provided by financing activities was $108.4 million, primarily due to $107.1 million from the issuance of common stock in a public offering, net discounts and issuance costs, $6.4 million in proceeds from the issuance of common stock in connection with employee options exercises and our Employee Stock Purchase Program, partially offset by $5.1 million in tax withholding upon the vesting of RSUs.

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
Under the Third Amended and Restated SVB Loan Agreement, we may borrow, repay, and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $25.0 million, which includes an $11.0 million standby letter of credit sublimit availability. In October 2018, a $6.9 million standby letter of credit was obtained in connection with a lease for our San Francisco headquarters. Any principal amount outstanding under the Third Amended and Restated SVB Loan Agreement revolving credit line shall bear interest at an amount that is the greater of (a) a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” or (b) 5.00%. We may borrow up to 75% of eligible accounts receivable, up to the maximum of $25.0 million. As of September 30, 2020 no amount was outstanding under the revolving credit line.
The Third Amended and Restated Loan Agreement requires us to maintain a minimum consolidated liquidity ratio or minimum adjusted Earnings Before Interest, Tax, Depreciation, and Amortization during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. We were in compliance with loan covenants as of September 30, 2020. The obligations under the Third Amended and Restated Loan Agreement are collateralized by substantially all of our assets.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
Contractual Obligations
Our contractual obligations as of December 31, 2019 are presented in our Form 10-K filed with the SEC on March 2, 2020. There have been no material changes.

Critical Accounting Policies and Estimates
For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2019 ("Annual Report"). Refer to Note 2. Summary of Significant Accounting Policies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for all significant accounting policies. With the exception of the accounting policy described below, there have been no significant changes to our critical accounting policies as described in our Annual Report.

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
We recognize compensation expense related to RSUs based on the grant date fair value on a straight-line basis over the period during which the employee is required to provide service in exchange for the award (generally the vesting period). Where there is a minimum performance condition required to vest in RSUs, we perform a probability assessment to estimate the number of shares that are probable to vest.
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
Interest Rate Sensitivity
We had cash, cash equivalents and investments of $327.2 million as of September 30, 2020, which consisted of bank deposits, money market funds, U.S. government securities, corporate notes, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
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
We had total outstanding debt of $34.9 million, which is net of debt discount and debt issuance costs, as of September 30, 2020. The Third Amended and Restated SVB Loan Agreement Note carries a variable interest rate based on the “Prime Rate” published by The Wall Street Journal. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Foreign Currency Exchange Rate Sensitivity
We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in British Pound Sterling. As of September 30, 2020 we do not consider this risk to be material. We do not utilize any forward foreign exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act) were not effective as of September 30, 2020 due to the following material weaknesses which were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and continue to exist as of September 30, 2020:

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

We remain committed to the continued hiring and on-boarding of additional members of the Finance organization. As of September 30, 2020, we have filled key positions within the Finance organization and will continue to add skilled talent as complexities grow and needs arise. We are in the process of testing the operational effectiveness of the key controls discussed above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time for management to conclude, through testing, that such controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the third quarter of fiscal year 2020. Based on that evaluation, other than the changes discussed above in connection with the changes designed and implemented as a result of our remediation plan of the previously identified material weaknesses, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2020.

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
The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking. The spread of COVID-19 in the United States has resulted in travel restrictions impacting our sales representatives and customer service team. Many hospitals have also limited access for non-patients, including our sales professionals, which has negatively impacted our access to physicians and their patients. New hospital sanitization and social distancing protocols, as well as increased competition for resources within hospitals that have dedicated certain resources to COVID patients, have impacted and may continue to impact our business and operations. Additionally, we anticipate that an increase in the unemployment rate due to the impact of COVID-19 will decrease the number of potential patients with access to health insurance, which may result in fewer diagnostic procedures. As hospitals cancel and defer diagnostic and elective procedures, it reduces their revenue and impacts their financial results, which could result in pricing pressure on our services as they seek cost savings. Prolonged restrictions relating to COVID-19 could adversely affect our revenue, results of operations, cash flows, and financial position.

Although we saw recovery of patient registrations for the Zio service in the third quarter of fiscal year 2020, we expect these challenges of the COVID-19 pandemic to continue to impact the volume of Zio services provided for the duration of the pandemic, but its extent cannot be quantified at this time. Our customers’ patients are also experiencing the economic impact of the current pandemic. Even an important diagnostic procedure like the Zio service may be less of a priority than other items for those patients who have lost their jobs, are furloughed, have reduced work hours or are worried about the continuation of their medical insurance. Such economic effects on patients may delay or disrupt our ability to both provision our service and collect co-payments or out-of-pocket costs, which would have an adverse effect on our revenue and cash flow. Patients may also be reluctant to visit their physicians or hospitals due to fear of contracting COVID-19. Physicians are not performing as many diagnostic tests for their patients and the facilities where these tests are performed may not be open, adequately staffed or open the entire day. Even where physicians continue to treat symptomatic patients, treatment of asymptomatic patients is being deferred in many cases. The reduction in diagnostic testing and physician visits, the increase in deferred treatment, and changes in patient behaviors are translating into fewer Zio services being prescribed.

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

While we expect the COVID-19 pandemic to impact our business over the short term as some procedures are temporarily deferred, we took measures intended to reduce business disruptions and preserve financial flexibility in the second quarter 2020. In assessing our own cash conservation options, we took preemptive steps to curtail near-term spending, including eliminating or delaying spending on non-essential programs, reducing spend on travel and consulting, implementing a hiring freeze, furloughing approximately 5% of our employees, conducting a layoff of approximately 2% of our employees and implementing temporary pay reductions for our salaried workforce. Furthermore, our Chief Executive Officer, other named executive officers and other senior executives agreed to base salary reductions and our Board of Directors agreed to a reduction in its fees until business and economic conditions improve. In August 2020, we reinstated furloughed employees, removed pay reductions for our salaried employees, and resumed hiring for most positions. Our ongoing operations may be impacted as a result of employees assuming additional roles and responsibilities within our organization and we would have fewer resources available to run our operations, which could negatively impact our business operations and revenue as a result. We may also encounter voluntary departures of key employees due to any of the foregoing actions that we undertake. If key personnel or large groups of our employees contract the virus, that may also impact our business and operations. For example, an outbreak in our manufacturing facility could cause us to have to shut down our manufacturing operations, which would in turn present risk to the ongoing supply of devices required to continue our business operations. In the meantime, we have taken steps to support our employees, including providing the ability for the majority of employees to work remotely and implementing policies to enhance employee safety, including appropriate social distancing techniques, for those employees required to work in our facilities. We are also assessing our business continuity plans in the context of this pandemic.

Additionally, due to COVID-19, we have experienced delays in receiving Zio XT monitors back from patients, with some patients not returning the device at all. As a result, the increased prevalence of COVID-19 could result in negative changes to historical expectations around device return timelines and loss rates, both of which would negatively impact our finances. Finally, we anticipate that the COVID-19 pandemic may impact clinical and regulatory matters. While we do not have any clinical trials currently in process, COVID-19 is delaying enrollment in new clinical trials across the medical device industry and may affect any new trials we decide to pursue.

The potential effects of COVID-19 could also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Any of these occurrences may significantly harm our business, financial condition, cash flows and prospects. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. This impact is having a material, adverse impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely, and could worsen over time. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We do not yet know the full extent of potential delays or impacts on our business, financial condition, cash flows and results of operations. As a result, we have withdrawn our full year 2020 financial guidance. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to raise additional capital, which could negatively impact our short-term and long-term liquidity and our ability to operate on a timely basis, or at all.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The COVID-19 pandemic has caused extreme volatility and disruptions in the global capital and credit markets. A severe or prolonged economic downturn, could result in a variety of risks to our business, including driving hospitals to tighten budgets and curtail spending, which would negatively impact our sales and business. In addition, higher unemployment or reductions in employer-provided benefits plans could result in fewer commercially insured patients, which could negatively impact our revenue and business as a result. A weak or declining economy could also strain our third party manufacturers or suppliers, possibly resulting in supply disruptions, or cause our customers to delay making payments for our Zio service. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.

We have a history of net losses, which we expect to continue, and we may not be able to achieve or sustain profitability in the future.
We have incurred net losses since our inception in September 2006. For the three and nine months ended September 30, 2020, we had net losses of $4.7 million and $34.2 million, respectively, and for the three and nine months ended September 30, 2019, we had net losses of $18.3 million and $37.3 million, respectively, and expect to continue to incur additional losses. As of September 30, 2020, we had an accumulated deficit of $295.0 million. The losses and accumulated deficit were primarily due to the substantial investments we made to develop and improve our technology and products and improve our business and the Zio service through research and development efforts and infrastructure improvements. Over the next several years, we expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our Zio service, which includes Zio XT and Zio AT, and to develop additional arrhythmia detection and management products and services. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses or at all. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.
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
For the nine months ended September 30, 2020, we received approximately 27% of our revenue from reimbursement for our Zio service by CMS. Under CMS guidelines for participation in the Medicare program CMS designates us as an independent diagnostic treatment facility (“IDTF”). CMS imposes extensive and detailed requirements on IDTFs, including but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities and how and where we provide our monitoring solutions. Our failure to comply with applicable CMS rules could result in a discontinuation of our reimbursement under the CMS payment programs, our being required to return funds already paid to us, civil monetary penalties, criminal penalties and/or exclusion from the CMS programs.

Changes in public health insurance coverage and CMS reimbursement rates for the Zio service could affect the adoption of the Zio service and our future revenue.

Government payors may change their coverage and reimbursement policies, as well as payment amounts, in a way that would prevent or limit reimbursement for our Zio service, which would significantly harm our business. Government and other third-party payors require us to report the service for which we are seeking reimbursement by using a Current Procedural Terminology, or CPT, code-set maintained by the American Medical Association (“AMA”). For Zio XT, we have secured temporary CPT codes (or Category III CPT codes) used for newly introduced technologies and specific to our category of diagnostic monitoring. The process to convert Category III CPT codes to Category I CPT codes is governed by the AMA and CMS. On October 25, 2019, the AMA’s CPT Editorial Panel established two new Category I CPT codes which are applicable to the Zio service and will take effect on January 1, 2021. At this point in the process CMS has proposed reimbursement for the services and the period to comment on the proposal has expired. CMS is now considering all available information and will publish its final ruling on December 1, 2020. Once Category I CPT codes are valued by CMS the values typically remain unchanged for five years, however, for new technologies such as the Zio service the codes could be revalued after three years. While CMS’s proposed reimbursement for the Category I CPT codes, published in early August, 2020, was higher than their associated Category III CPT codes, we can provide no assurance that the reimbursement CMS proposed in August 2020 will not be reduced by CMS in its final ruling. In addition, to the extent CMS reduces its reimbursement rates for the Zio service third-party payors may reduce the rates at which they reimburse the Zio service, which could adversely affect our revenue.

Determinations of which products or services will be reimbursed under Medicare can be developed at the national level through a national coverage determination (“NCD”) by CMS, or at the local level through a local coverage determination, or an LCD, by one or more of the regional Medicare Administrative Contractors ("MACs") who are private contractors that process and pay claims on behalf of CMS for different regions. In the absence of a specific NCD, as is the case with Zio XT, the MAC with jurisdiction over a specific geographic region will have the discretion to make an LCD. We have in the past been required to respond to potential changes in reimbursement rates for our products. After January 1, 2021 CMS reimbursement will be nationally established and applied by the regional MACs. Reductions in reimbursement rates, if enacted in the future will occur through the annual CMS Medicare Physician Fee Schedule budgeting process, and take effect on January 1 following a final decision by CMS. Further, a reduction in coverage by Medicare could cause some commercial third-party payors to implement similar reductions in their coverage or level of reimbursement of the Zio service. Given the evolving nature of the healthcare industry and on-going healthcare cost reforms, we are and will continue to be subject to changes in the level of Medicare coverage for our products, and unfavorable coverage determinations at the national or local level could adversely affect our business and results of operations.

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

We rely on third-party vendors for components and sub-assemblies used in our Zio monitors. Our reliance on third-party vendors subjects us to a number of risks, including:
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
We rely on single suppliers for the supply of our adhesive sub-assembly, disposable plastic housings, instruments and other materials that we use to manufacture and label our Zio monitors. These components and materials are critical and, in some cases, there are relatively few alternative sources of supply. We have not qualified additional suppliers for some of these components and materials and we do not carry a significant inventory of these items. While we believe that alternative sources of supply may be available, we cannot be certain whether they will be available if and when we need them and that any alternative suppliers would be able to provide the quantity and quality of components and materials that we would need to manufacture our Zio monitors if our existing suppliers were unable to satisfy our supply requirements. To utilize other supply sources, we would need to identify and qualify new suppliers to our quality standards, which could result in manufacturing delays and increase our expenses. Any supply interruption could limit our ability to manufacture our products and could therefore harm our business, financial condition and results of operations. If our current suppliers and any alternative suppliers do not provide us with the materials we need to manufacture our products or perform our services, if the materials do not meet our quality specifications, or if we cannot obtain acceptable substitute materials, an interruption in our Zio service could occur. Any such interruption may significantly affect our future revenue and harm our relations and reputation with physicians, hospitals, clinics and patients.
If our manufacturing facility becomes damaged or inoperable, or if we are required to vacate the facility, we may be unable to manufacture and ship our Zio monitors, or we may experience delays in production or an increase in costs which could adversely affect our results of operations.
We currently manufacture and assemble the Zio monitors in only one location. Our products are comprised of components sourced from a variety of contract manufacturers, with final assembly completed at our facility in Cypress, California. Our facility and equipment, or those of our suppliers, could be harmed or rendered inoperable by natural or man-made disasters, including fire, earthquake, terrorism, pandemic outbreaks, flooding and power outages. Any of these may render it difficult or impossible for us to manufacture new products, ship assembled products, and/or receive returned units for some period of time. If our Cypress facility is inoperable for even a short period of time, the inability to manufacture, ship and receive our Zio monitors, and the interruption in research and development of any future products, may result in harm to our reputation, increased costs, the loss of orders and lower revenue. Furthermore, it could be costly and time consuming to repair or replace our facilities and the equipment we use to perform our research and development work and manufacture our products.
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
In the third quarter of 2020, we recognized approximately six percent of our revenue from non-contracted third-party payors, and as a result, our quarterly operating results are difficult to predict.
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

We have seen a trend in the market for large medical device companies to acquire, invest in or form alliances with these smaller companies in order to diversify their product offerings and participate in the digital health space. Future competition could come from makers of wearable fitness products or large information technology companies focused on improving healthcare. For example, Apple Inc. has added capabilities on its watch platform to measure non-continuous ECG and to alert users to the potential presence of irregular heartbeats suggestive of asymptomatic AF. These competitors and potential competitors may introduce new products and services that more directly compete with our Zio service. Many of our competitors and potential competitors have significantly greater financial and other resources than we do and have well-established reputations, broader product offerings, and worldwide distribution channels that are significantly larger and more effective than ours. If our competitors and potential competitors are better able to develop new ambulatory cardiac monitoring solutions than us, or develop more effective or less expensive cardiac monitoring solutions, they may render our current Zio service obsolete or non-competitive. Competitors may also be able to deploy larger or more effective sales and marketing resources than we currently have. Competition with these companies could result in price cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.
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
As of September 30, 2020, we had $34.9 million outstanding under our term loan provided by of our loan agreement with Silicon Valley Bank (“SVB”). We must make significant annual debt payments under the loan agreement which will divert resources from other activities. Our debt with SVB is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The covenants in the loan agreement, as well as in any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control and future breaches of any of these covenants could result in a default under the loan agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the loan agreement to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.
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
As of December 31, 2019, we had federal and state net operating loss carryforwards (“NOLs”) of $259.9 million and $153.8 million, respectively, which if not utilized will begin to expire in 2027 for federal purposes and began expiring in 2019 for state purposes. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage within a rolling three year period. Similar rules may apply under state tax laws. Future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could cause an “ownership change.” If an “ownership change” has occurred in the past or occurs in the future, Section 382 would impose an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. As of September 30, 2020, a Section 382 study is in the process of being performed. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.
We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

We are responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 9A of our Annual Reports on Form 10-K for the years ended December 31, 2018 and December 31, 2019, filed with the SEC on March 4, 2019 and March 2, 2020, respectively, we identified material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, we concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework (2013).

To implement remedial measures as disclosed in Item 9A of our Annual Reports on Form 10-K for the years ended December 31, 2018 and December 31, 2019, filed with the SEC on March 4, 2019 and March 2, 2020, respectively, we committed additional resources, hired additional staff, and provided additional management oversight. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate these material weaknesses and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected.

Furthermore, we were late in filing our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 due to errors that we identified affecting prior periods in our financial reports.
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

Additionally, we may need to commence proceedings against others to enforce our patents or trademarks, to protect our trade secrets or know how, or to determine the enforceability, scope and validity of the proprietary rights of others. These proceedings would result in substantial expense to us and significant diversion of effort by our technical and management personnel. We may not prevail in any lawsuits that we initiate, a scenario that could also result in the invalidation of our asserted patents, and the damages or other remedies awarded, if any, may not be commercially meaningful. We may not be able to stop a competitor from marketing and selling products that are the same or similar to our products and services or from using product or service names that are the same or similar to ours, and our business may be harmed as a result.
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
Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our activities could be subject to challenge under one or more of such laws. Any action brought against us for violations of these laws or regulations, even successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act including mandatory treble damages and significant per-claim penalties, which were increased to $11,665 to $23,331 per false claim in 2018.
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
The market price of our common stock may continue to fluctuate substantially in response to, among other things, the risk factors described in this Quarterly Report on Form 10-Q and other factors, many of which are beyond our control, including:
•changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;
•quarterly variations in our or our competitors’ results of operations;
•the impact or anticipated impact of the COVID-19 pandemic on us;
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
•legislation or regulation affecting our market;
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
If securities or industry analysts do not publish research or reports about our business, or if they issue adverse or misleading opinions regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our target studies and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
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
Our amended and restated certificate of incorporation and bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ abilities to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation and bylaws provide that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or to our stockholders, (iii) any action asserting a claim against the company or any director or officer of the company arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or bylaws, or (v) any action asserting a claim against us governed by the internal affairs doctrine, in each such case subject to said Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. Our investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Our bylaws further provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. The enforceability of similar exclusive federal forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and while the Delaware Supreme Court has ruled that this type of exclusive federal forum provision is facially valid under Delaware law, there is uncertainty as to whether other courts would enforce such provisions. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation or bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and operating results.
We have not paid dividends in the past and do not expect to pay dividends in the future, and, as a result, any return on investment may be limited to the value of our stock.

We have never paid dividends and do not anticipate paying dividends in the foreseeable future. The payment of dividends will depend on our earnings, capital requirements, financial condition, prospects and other factors our board of directors may deem relevant. In addition, our loan agreement with Silicon Valley Bank limits our ability to, among other things, pay dividends or make other distributions or payments on account of our common stock, subject to certain exceptions. If we do not pay dividends, our stock may be less valuable because a return on your investment will only occur if our stock price appreciates and you sell our common stock thereafter.
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

iRhythm Technologies, Inc.

Date: November 6, 2020	By:	/s/ Kevin M. King
Kevin M. King President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2020	By:	/s/ Douglas J. Devine
Douglas J. Devine Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)