Form 10-K
period 2020-12-31
iRhythm Technologies, Inc.
filed 2021-02-26
CIK 1388658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
FORM 10-K
________________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2020, was approximately $3.1 billion.
The number of shares of Registrant’s Common Stock outstanding as of February 19, 2021 was 29,160,660.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statements for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020.

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

PART I
Item 1. Business.
Overview
We are a digital healthcare company redefining the way cardiac arrhythmias are clinically diagnosed by combining our wearable biosensing technology with cloud-based data analytics and deep-learning capabilities. Our goal is to be the leading provider of ambulatory electrocardiogram (“ECG”) monitoring for patients at risk for arrhythmias. We have created a full portfolio of ambulatory cardiac monitoring services on a unique platform, called the Zio service, which combines an easy-to-wear and unobtrusive biosensor that can be worn for up to 14 consecutive days with powerful proprietary algorithms that distill data from millions of heartbeats into clinically actionable information. We believe that the Zio service allows physicians to diagnose many arrhythmias more quickly and efficiently than traditional technologies and avoid multiple indeterminate tests. Early detection of heart rhythm disorders, such as atrial fibrillation (“AF”) and other clinically relevant arrhythmias, allows for appropriate medical intervention and helps avoid more serious downstream medical events, including stroke. Since receiving clearance from the Food and Drug Administration (“FDA”) in 2009, we have provided the Zio service to over three million patients and have collected over 750 million hours of curated heartbeat data, creating what we believe to be the world’s largest repository of ambulatory ECG patient data. This data provides us with a competitive advantage by informing our proprietary deep-learned algorithms, which may enable operating efficiencies, gross margin improvement and business scalability. We believe the Zio service is well aligned with the goals of the U.S. healthcare system: improving population health, enhancing the patient care experience, reducing per-capita cost, and improving the clinician experience.
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
The ambulatory cardiac monitoring market is well-established with an estimated 5 million diagnostic tests performed annually in the United States, which we believe to be an existing $1.8 billion market opportunity for our Zio service. Traditional ambulatory cardiac monitoring tools used by physicians for diagnosing patients with suspected arrhythmias, such as Holter and cardiac event monitors, are constrained by one or more of the following: short prescribed monitoring times, non-continuous data collection and reporting, cumbersome equipment and low patient compliance. As an example of these traditional constraints, patients often remove these traditional monitors when sleeping, showering or exercising, leading to failure to capture critical data. These limitations contribute to incomplete diagnoses and repeat testing, which in turn result in suboptimal patient care and higher costs to the health system.
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
•a scalable digital platform that includes an easy-to-read Zio report, which is a curated summary of findings that includes high-quality and clinically-actionable information which is sent directly to a patient’s physician and can be integrated into a patient’s electronic health record; and
•a proprietary cloud-based digital information system, ZioSuite, that allows clinicians to connect via a web browser or mobile application for convenient online report interpretation and streamlined clinical workflows.
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
Over three million patients have utilized the Zio service since its commercialization, and as of December 31, 2020, we have achieved both policy coverage and, where applicable, contracts with the majority of payors in the United States including the Centers for Medicare & Medicaid Services (“CMS”) and other government agencies. Over 95% of patients in the U.S. are able to access reimbursed Zio services through our third-party payor contracts, our IDTF participation status with CMS, and self-pay programs when excluding state Medicaid programs. We have designed a comprehensive strategy to allow us to compete favorably in the ambulatory cardiac monitoring market, which includes capturing market share from existing monitoring devices in the United States and international markets as well as expanding the market through new indications. We expect to drive sales and margin growth in our business by expanding our sales organization, securing additional contracts with commercial payors, maintaining technology leadership through research and development, and continuing to build clinical evidence supporting the benefits of the Zio service.
We have collected over 750 million hours of curated heartbeat data, creating what we believe to be the world’s largest repository of annotated, continuous ambulatory ECG recordings with contextual patient information. This extensive database, along with our proprietary analytic platform, differentiates the Zio service and gives us a competitive advantage. We will continue to seek opportunities to capitalize on our product design, proprietary analytic capabilities and data repository to capture additional opportunities in the digital healthcare market.
We are a vertically-integrated company headquartered in San Francisco, California, and we have additional commercial operations and facilities in Lincolnshire, Illinois, Houston, Texas, and the United Kingdom. We manufacture our devices in Cypress, California. As of December 31, 2020, we had 1,157 full-time employees. Our revenue was $265.2 million and $214.6 million for the years ended December 31, 2020 and 2019, respectively and we incurred a net loss of $43.8 million and $54.6 million for those same periods.

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
Cardiac Event Monitors and Mobile Cardiac Telemetry
Cardiac event monitoring is another type of non-invasive, ambulatory monitoring. Event monitoring differs from Holter monitoring in that the monitor is prescribed and worn for a longer period of time, up to 30 days, and the data recorded during the wear period are symptom driven. Event monitors generally record several minutes of activity at a time and then start over, a process referred to as memory loop recording. There are many types of event recorders available with a range of features including patient-triggered or auto-detected symptom recording, and manual data transmission or auto-send. Typically, physicians prescribe event monitors for patients with lower acuity symptoms. Mobile cardiac telemetry ("MCT"), is another form of event monitor that usually uses wireless technology, such as a cell phone network, to transmit event data during the wear period for both patient-triggered and auto-detected events to a monitoring facility where the ECG data is analyzed and the facility determines if physicians should be notified of significant events. Typically, physicians prescribe MCT for patients with higher acuity symptoms such as syncope, or fainting, that require more timely notification and actions.
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

Limitations of Traditional Ambulatory Cardiac Monitors
Limitations of the various types of traditional ambulatory cardiac monitors can include the following:
•short prescribed monitoring periods leading to low diagnostic yield;
•non-continuous and interrupted data collection, resulting in an incomplete picture of a patient’s arrhythmia experience;
•bulky monitoring equipment with dangling electrode leads causing discomfort and low patient compliance;
•the need to use multiple, often times costly, diagnostic options that would not be necessary if initial tests had produced a higher diagnostic yield;
•the generation of excessive and uncurated data for the physician to analyze; and
•over notification of non-actionable events.
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
Our Solution
We have developed an uninterrupted, long-term continuous ambulatory cardiac monitoring platform known as the Zio service that provides continuous ambulatory cardiac monitoring through both the Zio XT monitor and Zio AT monitor. The FDA-cleared and CE-marked Zio service combines a wire-free, patch-based, 14-day wearable biosensor with a proprietary cloud-based data analytic platform to help physicians monitor patients and diagnose arrhythmias with a high degree of accuracy and confidence. Since commercialization, over three million patients have utilized the Zio service, and we have collected over 750 million hours of heartbeats, creating what we believe to be the world’s largest repository of curated ambulatory ECG patient data.

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

Zio XT is a wire-free, patch-based, 14-day wearable biosensor that offers uninterrupted, long-term continuous monitoring

Zio AT offers the option of timely transmission of data during the prescribed wear period — iRhythm notifies physicians of significant events

Adhere the Zio monitor to patient's chest

Patient wears Zio monitor for up to 14 consecutive days including in the shower, while sleeping, and during exercise

Device is returned to iRhythm and data is uploaded to the cloud, analyzed by our proprietary deep-learned algorithm and quality-assessed by certified cardiac technicians

A concise Zio report is generated and made available to the physician through ZioSuite, a cloud-based digital platform.

We believe the Zio service is a disruptive option for ambulatory cardiac monitoring. The Zio service addresses patient compliance, continuously monitors patients without requiring patient maintenance for up to 14 consecutive days and produces easy-to-read, comprehensive digital reports that provide the information physicians need to make accurate and timely clinical decisions. Clinical studies have shown that our innovative digital healthcare solution improves physicians’ abilities to detect arrhythmias by increasing diagnostic yield, and potentially allows them to change the course of treatment. Our proprietary deep-learned algorithms give us a competitive advantage due to the depth and breadth of ECG data available from the over 750 million hours of curated and annotated ECG data collected to date. Additionally, we believe we have the first mover advantage in the long-term continuous market, particularly related to our efforts to secure both policy coverage and, where applicable, contracts with the majority of payors in the United States including CMS and other government agencies. Over 95% of patients in the U.S. are able to access reimbursed Zio services through our third-party payor contracts, our IDTF participation status with CMS, and self-pay programs when excluding state Medicaid programs.
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

Recommendations for changes in Clinical Management

Pulmonary Vein Isolation Procedure
4%
Recommendation Atrioventricular junction ablation
4%
Cardioversion
9%
Pacemaker Placement
9%
Initiation/Discontinuation of Anticoagulation
17%
Anti- Arrhythmic Therapy
57%

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

The platform typically collects up to 1.5 million heartbeats of data for each patient during a single application of up to 14 consecutive days. Our Zio service delivers a curated, concise, and clinically actionable report to the prescribing physician. Through the Zio AT offering, physicians can access the additional capability of timely transmissions during the wear period. During the wear period, physicians will receive notifications and reports if there are significant events that meet pre-determined arrhythmia detection criteria.

Zio XT and AT monitors
The Zio monitor is a single-use, wire-free, wearable patch-based biosensor that records a patient’s heartbeats and ECG data. The Zio monitor was specifically designed with the patient and physician in mind. The Zio monitor includes the following features:
•patented clear, flexible, lightweight, wire-free design;
•unobtrusive and inconspicuous profile;
•proprietary adhesive backing designed to keep the Zio monitor securely in place for the duration of the prescribed wear period;
•water-resistant functionality, allowing patients to shower, sleep, and perform normal daily activities, including moderate exercise;
•hydrogel electrodes and a compliant mechanical design to deliver a clear ECG with minimal artifact from movement;
•large symptom button, or patient trigger, that is easy to find and press;
•indicated single application wear period of up to 14 days (for longer monitoring prescriptions, additional Zio AT monitors will be provided); and
•sufficient battery power for the entire wear period, without the need to recharge or replace batteries.

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
Enrollment and Initiation of the Zio service

Once a physician determines a patient is a candidate for the Zio service, the patient is enrolled through our online portal, ZioSuite. The wire-free Zio monitor is applied to the patient’s chest by the clinical staff, and monitoring is initiated. There is also an option for physicians to enroll patients remotely. With this option, the physician enrolls the patient and the patient receives the Zio monitor in the mail along with a detailed set of self-application instructions. Additionally, the Zio service can be ordered directly through the physicians’ electronic health record system through the use of iRhythm’s Electronic Health Record ("EHR") integration service.
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

ZioSuite Web portal via desktop or mobile application

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
AF Duration
Total number of AF episodes categorized by duration.
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

ECG strip of auto-detected actionable arrhythmia event from Zio AT Transmission Report
Zio AT improves the speed and accuracy of diagnosis relative to traditional mobile cardiac telemetry ("MCT") devices and services. The patient-friendly design of the Zio monitor enables 98% patient compliance over prescribed wear times. We believe a comparative review of published literature with our clinical data indicates that the Zio AT solution is able to detect critical arrhythmias up to five days sooner than the leading competitor. Further analysis indicates that Zio AT achieves a higher diagnostic yield in half the time of leading competitive MCT services (83% diagnostic yield in just 14 days vs. 61% of a competitive service over a 30 day prescription period.) Additionally to date, 99.6% of interpreting physicians have agreed with the findings of the final Zio AT patient report, which we believe demonstrates efficiency and time-savings gains for interpreting physicians.
Our Collaboration with Verily
On September 3, 2019, we entered into a Development Collaboration Agreement (the “Development Agreement”) with Verily Life Sciences LLC (an Alphabet Company and referred to as “Verily”). Pursuant to the terms of the Development Agreement, the parties will develop certain next-generation AF screening, detection, or monitoring products, which involve combining Verily and our technology platforms and capabilities. Under the terms of the Development Agreement, we paid Verily an upfront fee of $5 million in cash. In addition, we will pay Verily up to an aggregate of $12.75 million in additional milestone payments upon achievement of various development and regulatory milestones over the 24 months of the Development Agreement, which payments will be made in cash directly to Verily. During the year ended December 31, 2020, we made $4.0 million in milestone payments to Verily.
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
Business Strategy
Our goal is to be the leading ambulatory cardiac monitoring option for patients at risk for arrhythmias. The key elements of our strategy include:

•Further penetrating the existing ambulatory cardiac monitoring market. We intend to expand our market penetration by targeting the large existing ambulatory cardiac monitoring market in the United States and driving broader awareness of its advantages. We will leverage our platform of products, Zio XT and Zio AT, as a way of meeting the ambulatory cardiac monitoring needs of targeted large integrated delivery networks (“IDN”). We will continue to position the Zio service as providing certainty in a single test due to high patient compliance and superior quality of uninterrupted data.  Zio XT will be positioned as the workhorse service while Zio AT is appropriate for the smaller percentage of the population that requires timely notification. Marketing and education throughout the medical community are key to bringing awareness and communicating the strong clinical evidence backing the Zio service. In addition, we expect to continue developing and publishing clinical evidence to demonstrate the advantages of the Zio service. Also, within existing accounts, we will continue to introduce our Zio service beyond cardiology and electrophysiology into other departments, including neurology, emergency rooms and primary care offices. To enable this broader adoption within a hospital system, we have successfully interfaced the Zio ordering and report posting processes into a number of large health systems’ EHR systems. This seamless integration of Zio workflow processes into those already used within the IDN has proven to be a key factor in spurring growth within existing and new accounts and is an important part of our ongoing market penetration strategy.
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
•Pursuing international expansion opportunities. While our initial commercial focus is the U.S. market, we have initiated efforts that will allow for future expansion into international geographies. We have an initial presence in the United Kingdom with efforts underway to pursue national reimbursement. In September 2020, we were named a winner of the Artificial Intelligence in Health and Care Award run by the Accelerated Access Collaborate as part of the NHS AI Lab. This funding will bring the Zio service to selected NHS sites over a 3-year program measuring clinical, pathway and economic outcomes. We also received positive guidance from the National Institute for Health and Care Excellence ("NICE") in December 2020 for the adoption of the Zio XT service which may facilitate for future support of the Zio service through the MedTech Funding Mandate. We are also conducting diligence and prioritizing other geographies based on market size, regulatory pathway and reimbursement opportunity.
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
◦post-cardiac catheter ablation patients, estimated to be 200,000 annual procedures; and
◦post-transcatheter aortic valve patients, estimated to be 100,000 annual procedures
•Advancing our product portfolio and core technology offering. We continue to invest in building a unique, innovative product portfolio and digital platform that addresses unmet needs in the ambulatory cardiac monitoring market. We will continue to invest in research and development efforts to further differentiate our biosensor, data analytics and reporting, information system and digital platform.
•Expanding our footprint in digital healthcare. We believe that we have collected the world’s largest repository of ECG data from ambulatory patients, and we will continue to look for ways to utilize our proprietary data to create value-driving opportunities in digital healthcare, such as expansion of indications for the Zio service, new clinical insights, new therapeutic discoveries, payor and provider decision support, as well as internal operating improvements, We will also pursue development of our analytical engine for ambulatory consumer and other medical data, including the curation of third-party biosensor data in existing and new indications.

Reimbursement and Revenue from the Zio service
We receive revenue for the Zio service primarily from third-party payors, which include commercial payors and government agencies, such as CMS and the military. In addition, a small percentage of institutions, which are typically hospitals or private physician practices, purchase the Zio service from us directly.
Third-party payors require us to identify the service for which we are seeking reimbursement by using a Current Procedural Terminology (“CPT”) code set maintained by the AMA. For the year ended December 31, 2020, we received 84% of our revenue through third-party payors. As we continue to contract with more commercial insurers and the patient population ages and becomes eligible for CMS programs, we believe more of our revenue will convert to third-party payor billing.
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
The mHealth Screening to Prevent Strokes, or mSToPS study, published in the Journal of the American Medical Association in July 2018, in collaboration with Janssen Scientific Affairs, LLC, utilized a web-based platform to remotely recruit from 5,214 eligible patients from the Aetna Commercial Fully Insured and Medicare Advantage programs. Women over the age of 65 and men over 55 with certain risk factors were selected to participate based on information derived from claims data that placed them at a potentially increased risk of undiagnosed asymptomatic AF. The one-year results were published in Heart Rhythm O2 in December 2020. We interpreted the results to show that at one-year, AF was newly diagnosed in 6.6 percent of patients who were actively monitored by the Zio service versus 2.4 percent in the observational control group receiving routine care. In addition to this primary endpoint to evaluate the difference in new AF diagnoses, active monitoring in an asymptomatic, moderate-risk population with the Zio service was associated with an increase in cardiology outpatient visits but also significantly lower rates of emergency department visits and hospitalizations over the one year following monitoring. We concluded that these results suggest active monitoring with the Zio service can significantly reduce high-cost healthcare resource utilization and shift toward appropriate care settings at one year. The three-year results were presented at the American Heart Association Scientific Sessions during the Late Breaking Science session in November 2020. At the end of three years after the initial onset of monitoring:

•AF was newly diagnosed in 11.4% of those actively monitored with the Zio service versus only 7.7% of the control group (a statistically significant 48% improvement).
•The trial found the incidence rate of a cardiac event (stroke, myocardial infarction, systemic embolism, or death) was 8.4 per 100 person-years in people diagnosed with AF who underwent active monitoring, compared to the control group incidence rate of 13.8 per 100 person-years (a statistically significant improvement). This data demonstrates the Zio service’s detection of AF in moderate-risk patients supported the prevention of serious cardiac events after diagnosis.
•Active monitoring with the Zio service also led to fewer hospitalizations for bleeding, the primary safety endpoint for the study (incidence rate of 0.32 per 100 person-years versus 0.71 per 100 person-years).
•Active monitoring also led to fewer total hospitalizations (12.9 versus 18.9 per 100 person-years).

We concluded the mSToPS study found that active screening for AF, as part of a prospective, pragmatic, direct-to-participant and nationwide study, was associated with a significant improvement in clinical outcomes and safety at three years relative to routine care

An additional study examining early detection of AF using the Zio service in high risk patients is the Home-based Screening for Early Detection of AF, or SCREEN-AF. Initial results were presented at the combined European Stroke Organization / World Stroke Organization Conference in November 2020. This randomized control trial recruited 822 patients older than 75 years with hypertension and no known AF from 49 family practice clinics across Canada and Germany between 2015 to 2019. The intervention group included ambulatory screening for AF for two weeks with the Zio service utilized at baseline and again at three months, in addition to standard care for six months. We interpreted the results to show AF was newly diagnosed in the screening group in 5.3% of subjects at six months compared to 0.5% in the standard of care control group. A secondary outcome showed oral anticoagulation (OAC) therapy was prescribed for 75% of participants who had screen-detected AF. We concluded that proactive screening and monitoring using the Zio service could increase AF detection by 10-fold over standard of care potentially prompting anticoagulation use.

In November 2019, we announced our participation in a randomized, controlled study, GUARD-AF (Reducing stroke by screening for undiagnosed atrial fibrillation in elderly individuals), sponsored by the Bristol-Myers Squibb-Pfizer Alliance. The study seeks to determine if earlier detection of AF through screening in previously undiagnosed men and women ultimately impacts the rate of stroke, compared to usual standard medical care. The screening arm will utilize the Zio XT service. The GUARD-AF study population (n=52,000) will include men and women at least 70 years of age visiting their primary care physician for usual follow-up care. The primary outcome measures will be stroke and bleeding events leading to hospitalization. The trial will identify outcome events using insurance claims from a healthcare claims database which, although subject to certain limitations, is expected to provide evidence on health outcomes associated with AF detection intervention that may help inform future guidelines.
Research and Development
Our research and development activities are focused on:
•Improvements and extensions to existing products and services. We are continuously working to improve the Zio service to increase patient comfort, product quality, operational scalability and security.
•Advancing our technology offering. Our product pipeline includes patch-based solutions that combine continuous monitoring for extended periods with accelerated notification of significant events through mobile transmission capabilities.
•Customer workflow optimization. We have initiatives that aim to increase customer productivity by optimizing workflow through easier patient enrollment, report access and interpretation, and integration of Zio reports directly into electronic health records.
•Data analytics. We are focused on improving and enhancing our backend deep-learned analytic platform, building on our core competency in data analytics.
•Developing clinical evidence. We are involved in clinical studies to further support the benefits of the Zio service and expand indications for use.
•Continuing to solidify our footprint in digital healthcare. Using our repository of ambulatory ECG patient data, we will continue to look for ways to create value-driving opportunities in digital healthcare, such as expansion of indications for the Zio service, new therapeutic discoveries, development of an analytical engine for ambulatory consumer and other medical data and payor and provider decision support.
Our research and development activities consist of software development, algorithm and product development, regulatory affairs, and clinical research. Our research and development expense was $41.3 million, $37.3 million and $20.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Sales and Marketing
We market our ambulatory cardiac monitoring solution in the United States through a direct sales organization comprised of sales management, field billing specialists, quota-carrying sales representatives, and a customer experience team. As of December 31, 2020 we had 145 sales representatives on a full-time equivalent basis, compared to 139 in 2019, and 112 in 2018. Our sales representatives focus on initial introduction into new accounts, penetration across a sales region, driving adoption within existing accounts and conveying our message of clinical and economic value to service line managers, hospital administrators, and other clinical departments. We continue to increase the size of our U.S. sales organization to expand the current customer account base and increase utilization of our Zio service. In addition, we will continue exploring sales and marketing expansion opportunities in international geographies.
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
Competition

We operate in a highly competitive and fragmented industry, subject to rapid change and significantly affected by new product introductions, results of clinical research, corporate combinations and other factors. Large competitors in the ambulatory cardiac market include companies that sell standard Holter monitors including GE Healthcare, Philips Healthcare, Mortara Instrument, Inc., Spacelabs Healthcare Inc. and Welch Allyn Holdings, Inc., which was acquired by Hill-Rom Holdings, Inc. Additional competitors, such as BioTelemetry, Inc. recently acquired by Royal Philips, Preventice Solutions, Inc., being acquired by Boston Scientific, Inc. and Bardy Diagnostics, Inc., being acquired by Hill-Rom Holdings, Inc. offer ambulatory cardiac monitoring services and also function as service providers. Recently, there has been increased acquisition activity and consolidation in our industry. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do. Furthermore, many of our competitors have well-established brands, widespread distribution channels, broader product offerings and an established customer base.

These competitors have also developed patch-based cardiac monitors that have received FDA and foreign regulatory clearances. We are also aware of some small start-up companies entering the patch-based cardiac monitoring market. Large medical device companies may continue to acquire or form alliances with these smaller companies in order to diversify their product offering and participate in the digital health space.

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
As of December 31, 2020 we owned, or retained an exclusive license to, twenty issued patents from the U.S. Patent Office, seven issued patents from the Japanese Patent Office, two issued patents from the Australian Patent Office, four issued patents from the Canadian Patent Office, four issued patents from the European Patent Offices, and two issued patents from the Korean Patent Office:

Country	Pat. No.	Issue Date	Expiration Date
USA	8,150,502	4/3/2012	11/20/2028
USA	8,160,682	4/17/2012	2/3/2029
USA	8,244,335	8/14/2012	1/21/2029
USA	8,538,503	9/17/2013	5/12/2031
USA	8,560,046	10/15/2013	6/2/2031
USA	9,173,670	11/3/2015	4/7/2034
USA	9,241,649	1/26/2016	10/19/2031
USA	9,451,975	9/27/2016	4/7/2034
USA	9,597,004	3/21/2017	10/30/2035
USA	9,955,887	5/1/2018	10/30/2035
USA	10,098,559	10/16/2018	10/30/2035
USA	10,271,754	4/30/2019	1/23/2034
USA	10,299,691	5/28/2019	10/20/2035
USA	D852965	7/2/2019	7/2/2034
USA	D854167	7/16/2019	7/16/2034
USA	10,405,799	9/10/2019	4/10/2033
USA	10,517,500	12/31/2019	5/12/2031
USA	10,555,683	2/11/2020	1/23/3034
USA	10,667,712	6/2/2020	10/30/2035
USA	10,813,565	10/27/2020	10/30/2035
Japan	5,203,973	2/22/2013	2/6/2027
Japan	5,559,425	6/13/2014	5/12/2031
Japan	6,198,849	9/1/2017	1/23/2034
Japan	6,336,640	5/11/2018	1/23/2034
Japan	6,491,826	3/8/2019	5/12/2031
Japan	6,495,228	3/15/2019	5/12/2031
Japan	6,766,199	9/18/2020	5/12/2031
Australia	2,011,252,998	12/10/2015	5/12/2031
Australia	2,014,209,376	6/29/2017	1/23/2034
Canada	2,651,203	9/19/2017	2/6/2027
Canada	2,797,980	8/18/2015	5/12/2031
Canada	2,898,626	5/12/2020	1/23/2034
Canada	2,966,180	6/9/2020	10/30/2035

Korea	10-1513288	4/13/2015	5/12/2031
Korea	10-2145450	8/11/2020	1/23/2034
Europe	1981402	8/10/2016	2/6/2027
Europe	2568878	7/25/2018	5/12/2031
Europe	2948050	5/12/2020	1/23/2034
Europe	3165161	5/6/2020	5/12/2031
As of December 31, 2020, we had nineteen pending patent applications globally, including eight in the United States, four in the European Patent Office, three in Japan, and one in each of Australia, Korea, China and India.
As of December 31, 2020, our trademark portfolio contained a U.S. trademark registration for the mark My ZIO, ZIO and a pending U.S. application for Zio AT.  It also contained registered trademarks for the mark IRHYTHM in Australia and the European Union and pending applications for that mark in Australia, Austria, Canada, China, Denmark, Finland, France, Germany, Japan, Norway, Sweden, Switzerland, United Kingdom and United States. It further contained pending applications for the mark ZIO in Australia, Canada, China, Japan, Norway and Switzerland and a registered trademark for ZIO in the European Union.
We also seek to maintain certain intellectual property and proprietary know-how as trade secrets, and generally require our partners to execute non-disclosure agreements prior to any substantive discussions or disclosures of our technology or business plans. Our trade secrets include proprietary algorithms, adhesive formulations, workflow tools and operational processes.
Manufacturing and Supply
We manufacture our ambulatory cardiac monitors, Zio XT and Zio AT, in our leased facilities in Cypress, California. This 17,558 square foot facility provides space for our assembly and production operations, including packaging, storage and shipping. We believe our manufacturing facilities will be sufficient to meet our manufacturing needs for at least the next year, and plan to move into a new, larger facility in that time.
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
Circuit board components of the Zio XT and Zio AT monitors are provided by contract electronic manufacturers, Cal-Comp USA, Kimball Electronics, Inc., and Veris Manufacturing, Inc. We have manufacturing service agreements with both providers that allow either party to terminate the agreement with 90 days prior written notice. There are a number of additional critical components and sub-assemblies sourced by other vendors. The vendors for these materials are qualified through stringent evaluation and testing of their performance. We implement a strict no-change policy with our contract manufacturers to ensure that no components are changed without our approval. Our production group in Cypress, California performs inspection, assembly, testing and product release.

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
Pervasive and Continuing Regulation
After a device is placed on the market, numerous regulatory requirements continue to apply. These include:
•the FDA’s QSR, which requires manufacturers, including their suppliers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;
•labeling regulations and FDA prohibitions against the promotion of products for un-cleared, unapproved or off-label uses;
•medical device reporting (“MDR”) regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
•medical device recalls, which require that manufacturers report to the FDA any recall of a medical device, provided the recall was initiated to either reduce a risk to health posed by the device, or to remedy a violation of the FD&C Act caused by the device that may present a risk to health; and

•post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.
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
•warning letters, fines, injunctions, consent decrees and civil penalties;
•repair, replacement, refunds, recall or seizure of our products;
•operating restrictions, partial suspension or total shutdown of production;
•refusing our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products;
•withdrawing 510(k) clearance or premarket approvals that have already been granted; and
•criminal prosecution
European Union
The Zio XT monitor is currently regulated in the European Union as a medical device per the European Union Directive 93/42/EEC, also known as the Medical Device Directive (“MDD”). The MDD sets out the basic regulatory framework for medical devices in the European Union. In May 2020, the MDR, a more comprehensive regulatory framework, replaced the MDD.
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
Under HITECH’s breach notification requirements, Covered Entities must report breaches of protected health information that has not been encrypted or otherwise secured in accordance with guidance from HHS. Required breach notices must be made as soon as is reasonably practicable, but no later than 60 days following discovery of the breach. Reports must be made to affected individuals and to HHS, and in some cases, they must be reported through local and national media, depending on the size of the breach. We are subject to audit under HHS’s HITECH-mandated audit program. We may also be audited in connection with a privacy complaint. We are subject to prosecution and/or administrative enforcement and increased civil and criminal penalties for non-compliance, including a new, four-tiered system of monetary penalties adopted under HITECH. We are also subject to enforcement by state attorneys general who were given authority to enforce HIPAA under HITECH. To mitigate the risk of penalties under the HITECH breach notification provisions, we must ensure that breaches of protected health information are promptly detected and reported within the company, so that we can make all required notifications on a timely basis. However, even if we make required reports on a timely basis, we may still be subject to penalties for the underlying breach.

In addition to the federal privacy regulations, there are a number of state privacy laws, such as the California Consumer Privacy Act ("CCPA") and the California Privacy Rights Act ("CPRA"), that apply to us. The compliance requirements of these laws, including additional breach reporting requirements, and the penalties for violation vary widely, and new privacy and security laws in this area are evolving. Requirements of these laws and penalties for violations vary widely. These new legislative and regulatory developments may impact our privacy and security strategy and our web-based and mobile assets.
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
There are also international privacy laws, such as the General Data Protection Regulation ("GDPR"), that impose restrictions on the access, use, and disclosure of health information. All of these laws may impact our business. Our failure to comply with these privacy laws or significant changes in the laws, or judicial rulings interpreting these laws, may impact our ability to obtain required patient information and therefore could significantly impact our business and our future business plans.
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

Human Capital

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants into our company. The principal purposes of our cash and equity incentive plans are to attract, retain and reward personnel through the granting of cash-based and stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our short- and long-term business goals.

Diversity, Inclusion & equal opportunity

We are committed to providing a work environment that is free of discrimination and harassment. We are an equal-opportunity employer. We make employment decisions on the basis of a person’s qualifications, and our business needs. We believe in the richness and quality of a working environment that is informed by people from all walks of life and strive to create a genuinely inclusive environment. We have implemented Diversity, Equal opportunity, and Inclusion action planning teams focused on analysis from diversity surveys and focus groups. We have ongoing outreach efforts to recruit a diverse candidate pool and are building questions into our engagement survey to promote a diverse and inclusive environment.

We are committed to ensuring our team members are treated with fairness and respect. We believe that a cooperative work environment, based in trust and mutual respect, is essential to our success. We embrace the diversity of our workforce and celebrate the creative value added by individuals with differing backgrounds and encourage employee resource groups such as our Women in iRhythm group which focuses on leadership for women within our sales organization. We expressly prohibit intimidation, hostility, harassment, discrimination, and other inappropriate behavior. Furthermore, we expect associates to conduct themselves in a professional and dignified manner at all times; in doing so, we seek to avoid making associates feel uncomfortable at work. We are building tools for managers to promote inclusive development, promotion and retention strategies.

As new employees join us, they learn more about our policies and culture through orientation and onboarding, our Employee Handbook, Code of Conduct, and compliance trainings. These all provide guidance on how we expect to operate in order to foster diversity, equity and inclusion across our company.

Health, Safety, and Wellness

We are committed to maintaining a healthy, safe, and secure work environment that protects our employees and the public from harm. Most of our employees are working from home and PPE has been provided to all employees coming into the office. Where feasible, physical distancing has been implemented. We use a multi-faceted approach to ensure the health and safety of our employees, from our Code of Conduct to our policies governing the way we act within and outside of our Company. We comply with applicable health, safety, and environmental laws as well as related company policies and procedures. We have a zero-tolerance policy against aggressive behavior, violence, direct and indirect threats, harassment, intimidation, and possession of weapons on company property. Moreover, we strive to conduct our everyday business activities in an environmentally sustainable way through wellness programs, and webinars through our health insurance providers.

Total rewards

We offer an attractive mix of compensation and benefit plans to support our employees and their families’ physical, mental, and financial well-being. We believe that we employ a fair and merit-based total compensation system for our employees. Employees are generally eligible for medical, dental, vision and other comprehensive benefits, most of which become effective on their start date. Below are some of the types of health and wellness related benefits offered to employees:

• Medical, dental and vision insurance
• Retirement plan with Company matching contribution feature
• Flexible Spending Accounts for medical expenses, childcare, parking and transit
• Health Savings Account (with employer contribution)
• Life insurance
• Short & long-term disability
• Paid time off and leave of absences
• Employee assistance program

It is important that all employees have an opportunity to have an ownership interest in our company, and there are several programs that provide the ability to own our stock. Generally, more than 75% of our employees participates in at least one of our stock programs. During their tenure with our company, all employees have an opportunity to receive an equity award, either upon hire and/or during an annual review process to recognize those with significant impact on achieving our goals. Another program offered to all employees, whether part or full time, is the ability to participate in our Employee Stock Purchase Plan (“ESPP”). Participants in the ESPP may purchase our stock at a 15% discount to market price. We believe our discounted stock purchase program helps to build an ownership mentality amongst participating employees.

Talent attraction and retention

As we recruit top talent to join our team, we use job boards focused on outreach to underrepresented communities, including ethnic or racial, women, veterans, LGBTQIA, people with disabilities, and indigenous populations.

Workforce development
The growth and success of our employees is a top priority. We are investing heavily to build in-house tools and resources to support managers and employees on the road to success and ongoing growth.

We offer a variety of training opportunities, whether focused on building vocational or management and leadership skills. Our sales and clinical training programs equip employees to perform specialized work to support our patients and customers. Our clinical training program consists of approximately 80 hours of training upon hire, plus ongoing training opportunities to ensure quality and consistency standards in patient care. We have implemented Linkedin Learning to expand options for skill building and are creating a grow environment by asking all employees to have personal development plan.

Our commercial program provides 40 hours of product training and ongoing field and classroom education to prepare employees to support our customers with high quality service and support. Our management and leadership skill building in 2020 was focused on coaching and core-manager skills. Despite the challenges of COVID-19 on our work location, we facilitated several online courses around our core competencies and coaching practices, and we rolled out a toolbox on our intranet with tools for employees and managers across the employee lifecycle. We conducted an Employee Net Promoted Score survey in 2019 and have ongoing surveys to engage employee feedback. We encourage employee service days and have donation matching programs for company sponsored charities.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes thereto, before making a decision to invest in our common stock. The realization of any of the following risks could materially and adversely affect our business, financial condition, operating results and prospects. In that event, the price of our common stock could decline, and you could lose part or all of your investment

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

•changes in public health insurance coverage and CMS reimbursement rates for the Zio service could affect the adoption and profitability of our Zio service;

•if third-party commercial payors do not provide any or adequate reimbursement, rescind or modify their reimbursement policies or delay payments for our products, including the Zio service, or if we are unable to successfully negotiate reimbursement contracts, our commercial success could be compromised;

•the COVID-19 pandemic and efforts to reduce its spread have adversely impacted, and is expected to continue to materially and adversely impact, our business and operations;

•we have a history of net losses, which we expect to continue, and we may not be able to achieve or sustain profitability in the future;

•our business is dependent upon physicians adopting our Zio service and if we fail to obtain broad adoption, our business would be adversely affected;

•we plan to introduce new products and services and our business will be harmed if we are not successful in selling these new products and services to our existing customers and new customers;

•the market for ambulatory cardiac monitoring solutions is highly competitive. If our competitors are able to develop or market monitoring products and services that are more effective, or gain greater acceptance in the marketplace, than any products and services we develop, our commercial opportunities will be reduced or eliminated;

•we have recently experienced management turnover, which creates uncertainties and could harm our business;

•we may become a party to intellectual property litigation or administrative proceedings that could be costly and could interfere with our ability to provide the Zio service; and

•changes in the regulatory environment may constrain or require us to restructure our operations, which may harm our revenue and operating results.

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

Although we saw recovery of patient registrations for the Zio service in the second half of 2020, we expect these challenges of the COVID-19 pandemic to continue to impact the volume of Zio services provided for the duration of the pandemic, but its extent cannot be quantified at this time. Our customers’ patients are also experiencing the economic impact of the current pandemic. Even an important diagnostic procedure like the Zio service may be less of a priority than other items for those patients who have lost their jobs, are furloughed, have reduced work hours or are worried about the continuation of their medical insurance. Such economic effects on patients may delay or disrupt our ability to both provision our service and collect co-payments or out-of-pocket costs, which would have an adverse effect on our revenue and cash flow. Patients may also be reluctant to visit their physicians or hospitals due to fear of contracting COVID-19. Physicians are not performing as many diagnostic tests for their patients and the facilities where these tests are performed may not be open, adequately staffed or open the entire day. Even where physicians continue to treat symptomatic patients, treatment of asymptomatic patients is being deferred in many cases. The reduction in diagnostic testing and physician visits, the increase in deferred treatment, and changes in patient behaviors are translating into fewer Zio services being prescribed.

Governmental mandates related to the COVID-19 pandemic have impacted, and are expected to continue to impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which could disrupt our supply chain and reduce margins. For instance, on or about March 16, 2020, the Health Officers of the counties of San Francisco (where our headquarters is located), Santa Clara, San Mateo, Marin, Contra Costa and Alameda, where many of our employees are located, issued mandatory shelter-in-place orders and all employees transitioned to a remote work environment. We are also subject to orders in Southern California that temporarily shut down our manufacturing and distribution facilities in Cypress, California. For a limited number of employees who continue to support essential operations, including those at its manufacturing facilities, we have instituted protective equipment policies and, to the degree practical, social distancing measures to protect the safety of our employees. While we have continued to deliver our Zio service by operating with remote employees and essential employees on site, an extended implementation of these governmental mandates could further impact our ability to effectively provide our Zio service, and could impede progress of all ongoing initiatives. Appropriate social distancing techniques and other measures at our facilities have been implemented for the limited number of employees who have returned to work to support essential operations, and will not return until the risk to employee health has meaningfully diminished.

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

We have incurred net losses since our inception in September 2006. For the year ended December 31, 2020 and 2019, we had net losses of $43.8 million and $54.6 million, respectively, and expect to continue to incur additional losses. As of December 31, 2020, we had an accumulated deficit of $304.7 million. The losses and accumulated deficit were primarily due to the substantial investments we made to develop and improve our technology and products and improve our business and the Zio service through research and development efforts and infrastructure improvements. Over the next several years, we expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our Zio service, which includes Zio XT and Zio AT, and to develop additional arrhythmia detection and management products and services. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses or at all. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

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

Our revenue relies substantially on our Zio service, which is currently our only product offering. If the Zio service or future product offerings fail to gain, or lose, market acceptance, our business will suffer.

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
•the availability of reimbursement for the Zio service at acceptable rates through government programs;
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

For the year ended December 31, 2020, we received approximately 27% of our revenue from reimbursement for our Zio service by CMS. Under CMS guidelines for participation in the Medicare program CMS designates us as an independent diagnostic treatment facility (“IDTF”). CMS imposes extensive and detailed requirements on IDTFs, including but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities and how and where we provide our monitoring solutions. Our failure to comply with applicable CMS rules could result in a discontinuation of our reimbursement under the CMS payment programs, our being required to return funds already paid to us, civil monetary penalties, criminal penalties and/or exclusion from the CMS programs.

Changes in public health insurance coverage and CMS reimbursement rates for the Zio service could affect the adoption and profitability of our Zio service.

Government payors may change their coverage and reimbursement policies, as well as payment amounts, in a way that would prevent or limit reimbursement for our Zio service, which would significantly harm our business. Government and other third-party payors require us to report the service for which we are seeking reimbursement by using a Current Procedural Terminology (“CPT”) code-set maintained by the American Medical Association (“AMA”). For Zio XT, we had historically utilized temporary CPT codes (or Category III CPT codes), used for newly introduced technologies specific to our category of diagnostic monitoring. The process to convert Category III CPT codes to Category I CPT codes is governed by the AMA and CMS. On October 25, 2019, the AMA’s CPT Editorial Panel established two new Category I CPT codes which are applicable to the Zio service and took effect on January 1, 2021. In August 2020, CMS published the Calendar Year 2021 Medicare Physician Fee Schedule Proposed Rule which proposed reimbursement for the Category I CPT codes that were higher than their associated Category III CPT codes. Following a comment period through October 2020, CMS published its Calendar Year 2021 Medicare Physician Fee Schedule Final Rule (the “Final Rule”) in December 2020. In the Final Rule, CMS chose not to finalize national pricing for four of the eight Category I CPT codes (93241, 93243, 93245 and 93247) which include the CPT codes that we will primarily use to seek reimbursement for Zio XT.

Determinations of which products or services will be reimbursed under Medicare can be developed at the national level through a national coverage determination (“NCD”) by CMS, or at the local level through a local coverage determination (“LCD”), by one or more of the regional Medicare Administrative Contractors (“MACs”) who are private contractors that process and pay claims on behalf of CMS for different regions. In the absence of a specific NCD, as is the case with Zio XT historically and for Calendar Year 2021 following the Final Rule, the MAC with jurisdiction over a specific geographic region will have the discretion to make an LCD. We will be subject to LCD pricing until such time CMS establishes a NCD and we are seeking to establish LCD pricing with one or more MACs to establish pricing for 2021. On January 29, 2021, Novitas Solutions, the MAC which covers the region where our IDTF in Houston, Texas is located and where almost all of our Medicare services for Zio XT are processed, published rates for 2021 that were significantly below our historical Medicare rates for Zio XT. We believe that the published rates by Novitas on January 29, 2021, are crosswalked from CPT codes 93224 and 93226, which are existing CPT codes for external continuous electrocardiographic recording up to 48 hours, while the Zio service is capable of continuous monitoring for up to 14 days. We are in the process of negotiating with Novitas to establish higher pricing for the Category I CPT Codes but can offer no assurances as to the timing or outcome of those discussions. If the published rates by Novitas remain unchanged or are not significantly improved for the CPT codes listed above, thereby allowing us to obtain adequate Medicare reimbursement for the Zio service in the future, we may be unable to provide the Zio XT service or would experience a significant loss of revenue, either of which would have a material adverse effect on our cash flows, results of operations, and financial condition.

Given the evolving nature of the healthcare industry and on-going healthcare cost reforms, we are and will continue to be subject to changes in the level of Medicare coverage for our products, and unfavorable coverage determinations at the national or local level could adversely affect our business and results of operations. A reduction in coverage by Medicare could cause some commercial third-party payors to implement similar reductions in their coverage or level of reimbursement of the Zio XT service. If published rates by Novitas are not increased to above the cost of revenue for the Zio service, and we are unable to achieve a level of revenues adequate to support our cost structure, this would raise substantial doubts about our ability to continue as a going concern.

We are currently holding a majority of Zio XT claims due to the CPT code transition. Claims are being held due to a combination of negotiations with payors and administrative delays with payors. We expect the level of held claims to remain high through the end of the first quarter of 2021 and potentially beyond. The high level of held claims will delay most first quarter 2021 cash flows into the second quarter of 2021 or potentially beyond, and may impact the timing and accounting for various income statement items, particularly revenue recognition and bad debt expense. We believe we have adequate balance sheet liquidity to manage through these delays in cash flow timing.

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

Also, healthcare reform legislation or regulation may be proposed or enacted in the future that may adversely affect such policies and amounts. Changes in the healthcare industry directed at controlling healthcare costs or perceived over-utilization of ambulatory cardiac monitoring products and services could reduce the volume of Zio services prescribed by physicians. If more healthcare cost controls are broadly instituted throughout the healthcare industry, the volume of cardiac monitoring solutions prescribed could decrease, resulting in pricing pressure and declining demand for our Zio service. We cannot predict whether and to what extent existing coverage and reimbursement will continue to be available. If physicians, hospitals and clinics are unable to obtain adequate coverage and government reimbursement of the Zio service, they are significantly less likely to use the Zio service and our business and operating results would be harmed. In addition, any changes to, or repeal of, the Affordable Care Act or its implementing regulations may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

During the year ended 2020, we recognized approximately six percent of our revenue from non-contracted third-party payors, and as a result, our quarterly operating results are difficult to predict.

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

Our industry is subject to rapid change and significantly affected by new product introductions, results of clinical research, corporate combinations and other factors. Large competitors in the ambulatory cardiac market include companies that sell standard Holter monitors including GE Healthcare, Philips Healthcare, Mortara Instrument, Inc., Spacelabs Healthcare Inc. and Welch Allyn Holdings, Inc., which was acquired by Hill-Rom Holdings, Inc. Additional competitors, such as BioTelemetry, Inc. recently acquired by Royal Philips, Preventice Solutions, Inc., being acquired by Boston Scientific, Inc. and Bardy Diagnostics, Inc., being acquired by Hill-Rom Holdings, Inc. offer ambulatory cardiac monitoring services and also function as service providers. These companies have also developed other patch-based cardiac monitors that have received FDA and foreign regulatory clearances. There are also several small start-up companies trying to compete in the patch-based cardiac monitoring space. We are also aware of some small start-up companies entering the patch-based cardiac monitoring market. Large medical device companies may continue to acquire or form alliances with these smaller companies in order to diversify their product offering and participate in the digital health space.

We have seen a trend in the market for large medical device companies to acquire, invest in or form alliances with these smaller companies in order to diversify their product offerings and participate in the digital health space. Future competition could come from makers of wearable fitness products or large information technology companies focused on improving healthcare. For example, Apple Inc.has added capabilities on its watch platform to measure non-continuous ECG and to alert users to the potential presence of irregular heartbeats suggestive of asymptomatic AF. These competitors and potential competitors may introduce new products and services that more directly compete with our Zio service. Recently, there has been increased of acquisition activity and consolidation in our industry. Many of our competitors and potential competitors have significantly greater financial and other resources than we do and have well-established reputations, broader product offerings, and worldwide distribution channels that are significantly larger and more effective than ours. If our competitors and potential competitors are better able to develop new ambulatory cardiac monitoring solutions than us, or develop more effective or less expensive cardiac monitoring solutions, they may render our current Zio service obsolete or non-competitive. Competitors may also be able to deploy larger or more effective sales and marketing resources than we currently have. Competition with these companies could result in price cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

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

We have entered into a development agreement with Verily Life Sciences LLC (an Alphabet Company, referred to as “Verily”) to develop certain next-generation AF screening, detection, or monitoring products, which involve combining Verily and our technology platforms and capabilities (the “Development Agreement”). As part of the Development Agreement, we paid Verily an up-front fee of $5.0 million in cash, and $4.0 million in milestone payments during the year ended December 31, 2020 with an additional $4.0 million in milestone payments made in January of 2021. We have agreed to make additional payments over the term of the Development Agreement up to an aggregate of $12.75 million, subject to the achievement of certain development and regulatory milestones. The success of our collaboration with Verily is highly dependent on the efforts provided to the collaboration by Verily and us and the skill sets of our respective employees. Support of these development efforts requires significant resources, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts succeed, the FDA may not clear the developed products or may require additional product testing and clinical trials before approving the developed products, which would result in product launch delays and additional expense. If cleared by the FDA, the developed products may not be accepted in the marketplace, and there is no assurance that adequate reimbursement will be available.

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

As of December 31, 2020, we had $33.0 million outstanding under our term loan provided by of our loan agreement with Silicon Valley Bank (“SVB”). We must make significant annual debt payments under the loan agreement which will divert resources from other activities. Our debt with SVB is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The covenants in the loan agreement, as well as in any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control and future breaches of any of these covenants could result in a default under the loan agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the loan agreement to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

We have recently experienced management turnover, which creates uncertainties and could harm our business.

We have experienced significant changes in our executive leadership in the past twelve months. In December 2020, our Chief Executive Officer, Kevin M. King, announced his retirement as our Chief Executive Officer, but will continue to serve on our Board of Directors. In June 2020, our Chief Financial Officer, Matthew C. Garrett, announced that he was resigning for personal reasons and in March 2020, our Chief Operating Officer, Karim Kart, resigned. Our current Chief Executive Officer, Michael Coyle, and Chief Financial Officer, Douglas J. Devine, were both external hires.

Changes to strategic or operating goals, which can often times occur with the appointment of new executives, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. If we do not integrate new executives successfully, we may be unable to manage and grow our business, and our financial condition and profitability may suffer as a result. In addition, to the extent we experience additional management turnover, competition for top management is high and it may take months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

We depend on our senior management team and the loss of one or more key employees or an inability to attract and retain highly skilled employees could harm our business.

Our success depends largely on the continued services of key members of our executive management team and others in key management positions. For example, the services of Michael J. Coyle, our Chief Executive Officer, and Douglas J. Devine, our Chief Financial Officer, are essential to formulating and executing on corporate strategy and to ensuring the continued operations and integrity of financial reporting within our company. In addition, the services provided by David A. Vort, our Executive Vice President of Sales, are critical to the growth that we have experienced in the sales of our Zio service. Our employees may terminate their employment with us at any time. If we lose one or more key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy. We do not currently maintain key person life insurance policies on these or any of our employees.

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

Any such breach or interruption of our systems, or those of XIFIN or any of our third party information technology partners, could compromise our networks or data security processes and sensitive information could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of patient information, such as the federal Health Insurance Portability and Accountability Act of 1996 or HIPAA, the General Data Protection Regulation, and the European Union Data Protection Directive, and regulatory penalties. Regardless of the merits of any such claim or proceeding, defending it could be costly and divert management’s attention from leading our business. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform our services, bill payors or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our current and future solutions and engage in other patient and clinician education and outreach efforts. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position.

Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to or acquisition of our user data, we may also have obligations to notify users about the incident and we may need to provide some form of remedy for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises user data. In addition, the interpretation and application of consumer, health-related and data protection laws, rules and regulations in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws, rules and regulations may be interpreted and applied in a manner that is inconsistent with our practices or those of our distributors and partners. If we or these third parties are found to have violated such laws, rules or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business. In addition, California recently enacted the California Consumer Privacy Act, or CCPA which became effective on January 1, 2020, and will, among other things, require new disclosures to California consumers and afford such consumers new abilities to opt out of certain sales of personal information. It remains unclear how various provisions of the CCPA will be interpreted and enforced. The effects of the CCPA are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply with this legislation.

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

As of December 31, 2020, we had federal and state net operating loss carryforwards (“NOLs”) of $368.2 million and $218.7 million, respectively, which if not utilized will begin to expire in 2027 for federal purposes and began expiring in 2019 for state purposes. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage within a rolling three year period. Similar rules may apply under state tax laws. Future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could cause an “ownership change.” If an “ownership change” has occurred in the past or occurs in the future, Section 382 would impose an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. As of December 31, 2020, a Section 382 study is in the process of being performed. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.

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

To implement remedial measures as disclosed in Item 9A of our Annual Reports on Form 10-K for the years ended December 31, 2018 and December 31, 2019, filed with the SEC on March 4, 2019 and March 2, 2020, respectively, we committed additional resources, hired additional staff, and provided additional management oversight. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate the material weakness that continues to exist and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected.

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

The medical device industry has been characterized by extensive litigation regarding patents, trademarks, trade secrets, and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. It is possible that U.S. and foreign patents and pending patent applications or trademarks controlled by third parties, especially those held by our competitors, may be alleged to cover our products or services, or that we may be accused of misappropriating third parties’ trade secrets. Additionally, our products include hardware and software components that we purchase from vendors, and may include design components that are outside of our direct control. Our competitors, many of which have substantially greater resources and have made substantial investments in patent portfolios, trade secrets, trademarks, and competing technologies, may have applied for or obtained, or may in the future apply for or obtain, patents or trademarks that will prevent, limit or otherwise interfere with our ability to make, use, sell and/or export our products and services or to use product names. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents or otherwise obtained rights to other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that our products and business operations infringe or violate the intellectual property rights of others. The defense of these matters can be time-consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand, and cause us to incur significant expenses or make substantial payments to satisfy judgments or settle claims. Vendors from which we purchase hardware or software may not indemnify or defend us in the event that such hardware or software is accused of infringing a third-party’s patent or trademark or of misappropriating a third-party’s trade secrets.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements with employees and third parties to protect our intellectual property rights. As of December 31, 2020, we owned, or retained exclusive license to, twenty issued U.S. patents, the earliest of which will expire in 2028. As of December 31, 2020, we also owned, or retained an exclusive license to, seven issued patents from the Japanese Patent Office, two issued patents from the Australian Patent Office, four issued patents from the Canadian Patent Office, four issued patents from the European Patent Office, and two issued patents from the Korean Patent Office. The earliest expiration date of these international patents is 2027. As of December 31, 2020, we had nineteen pending patent applications globally, including eight in the United States, four in the European Patent Office, three in Japan, and one in each of Australia, Korea, China and India. Our patents and patent applications are directed to covering key aspects of the design, manufacture and use of the Zio monitor and the Zio service.

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

Government payors, such as CMS, as well as insurers, have increased their efforts to control the cost, utilization and delivery of healthcare services. From time to time, the U.S. Congress has considered and implemented changes in the CMS fee schedules in conjunction with budgetary legislation. Further reductions of reimbursement by CMS for services or changes in policy regarding coverage of tests or other requirements for payment, such as prior authorization or a physician or qualified practitioner’s signature on test requisitions, may be implemented from time to time. Reductions in the reimbursement rates and changes in payment policies of other third-party payors may occur as well. Similar changes in the past have resulted in reduced payments as well as added costs and have added more complex regulatory and administrative requirements. For example, on January 29, 2021, Novitas Solutions, a Medicare Administrative Contractor that we, physicians and hospitals rely on to process Medicare reimbursement claims related to our Zio service recently published reimbursement rates that were considerably lower than those than expected. Further changes in federal, state, local and third-party payor regulations or policies may have a material adverse impact on our business. Actions by agencies regulating insurance or changes in other laws, regulations, or policies may also have a material adverse effect on our business.

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

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our activities could be subject to challenge under one or more of such laws. Any action brought against us for violations of these laws or regulations, even successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act including mandatory treble damages and significant per-claim penalties, which were increased to $11,665 to $23,331 per false claim in 2020.

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
•withdrawal of regulatory clearance or premarket approvals that have already been granted; and
•criminal prosecution.

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

Our manufacturing and design processes and those of our third-party suppliers are required to comply with the FDA’s Quality System Regulation (“QSR”) and the EU’s Medical Device Directive (“MDD”), through May 2021, after which time compliance with the MDR will be required. All of these regulations cover procedures and documentation requirements for the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of Zio monitors. We are also subject to similar state requirements and licenses, and to ongoing ISO compliance in all operations, including design, manufacturing, and service, to maintain our CE Mark. In addition, we must engage in extensive recordkeeping and reporting and must make available our facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities, EU Notified Bodies and comparable agencies in other countries. If we fail a regulatory inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse regulatory inspection could result in, among other things, a shutdown of our manufacturing or product distribution operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our product and cause our revenue to decline.

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

We have based a significant portion of our non-U.S. operations in the United Kingdom. In June 2016, a referendum was held in the U.K. which resulted in a majority voting in favor of the U.K. withdrawing from the E.U. (commonly referred to as "Brexit"). Pursuant to legislation approved by the U.K. Parliament and the E.U. Parliament in January 2020, the U.K. withdrew from the E.U. with effect from 11 p.m. (GMT) on January 31, 2020 on the terms of a withdrawal agreement agreed between the U.K. and the E.U. in October 2019. On December 24, 2020, the U.K. and E.U. agreed to a trade deal (the “Trade and Cooperation Agreement”) which was ratified by the U.K. on December 30, 2020. The Trade and Cooperation Agreement is subject to formal approval by the European Parliament and the Council of the European Union before it comes into effect and has been applied provisionally since January 1, 2021. There are still a number of areas of uncertainty in connection with the future of the U.K. and its relationship with the E.U. and the application and interpretation of the Trade and Cooperation Agreement, and Brexit related matters may take several years to be clarified and resolved. For example, because a significant proportion of the regulatory framework in the U.K. is currently derived from E.U. directives and regulations, Brexit could result in material changes to the regulatory regime applicable to many of our current operations. Although the Trade and Cooperation Agreement offers U.K. and E.U. companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas, economic relations between the U.K. and the E.U. will now be on more restricted terms than existed previously. Therefore, at this time, we cannot predict the impact that the Trade and Cooperation Agreement and any future agreements contemplated under the terms of the Trade and Cooperation Agreement will have on our future business efforts to commercialize our Zio service in the U.K. and E.U. Accordingly, it is possible that new terms of the Trade and Cooperation Agreement may adversely affect our operations and financial results. We are currently in the process of evaluating our own risks and uncertainties to ascertain what financial, trade, regulatory and legal implications the Trade and Cooperation Agreement could have on our operations in the U.K. and otherwise. Finally, uncertainty surrounding Brexit has contributed to recent fluctuations in the U.K. economy as a whole which could experience future disruptions. As a result, Brexit could cause financial and capital markets within and outside the U.K. or the E.U. to constrict, thereby negatively impacting our ability to finance our U. K. operations which could also have an adverse effect on our results of operations and financial condition.

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
•changes in reimbursement coverage and rates by current or potential payors;
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

We expect that being a public company and compliance with applicable rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee and compensation committee.

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
We lease 17,558 square feet for our manufacturing and distribution facilities in Cypress, California under an agreement that expires in September 2022.
We believe that these facilities are sufficient to meet our current and anticipated future needs.
Item 3. Legal Proceedings.

From time to time, we are involved in claims and legal proceedings or investigations, that arise in the ordinary course of business. Such matters could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. These matters are subject to many uncertainties and outcomes that are not predictable.

On February 1, 2021, a putative class action lawsuit was filed in the United States District Court for the Northern District of California alleging that the Company and our former chief executive officer violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. The purported class includes all persons who purchased or acquired our securities between August 4, 2020 and January 28, 2021. The complaint seeks unspecified damages purportedly sustained by the class. The Company believes the complaint to be without merit and plans to vigorously defend itself.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The market in which our common stock is traded is the NASDAQ Global Select Market under the symbol “IRTC”. The following table sets forth the high and low sales price per share of our common stock for each full quarterly period within the two most recent fiscal years as reported on The NASDAQ Global Select Market:

	2020		2019
	High	Low	High	Low
First Quarter	$101.40	$57.79	$97.34	$65.44
Second Quarter	$131.18	$72.13	$80.48	$66.64
Third Quarter	$238.11	$111.60	$83.77	$68.59
Fourth Quarter	$261.17	$180.80	$72.97	$61.00
Holders of Common Stock
As of February 19, 2021 there were 22 holders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
The following graph shows the total stockholder return of an investment of $100 in cash at market close on October 20, 2016 (the first day of trading of our common stock), through December 31, 2020 for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	10/20/2016	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
iRhythm Technologies, Inc.	$100	$115	$215	$267	$261	$911
NASDAQ Composite	$100	$103	$132	$127	$171	$246
NASDAQ Biotechnology	$100	$98	$119	$108	$134	$168
Issuer Purchases of Equity Securities
None

Item 6. Selected Consolidated Financial Data.

The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace our financial statements. The statement of operations data for the years ended December 31, 2020, 2019, and 2018, and the balance sheet data at December 31, 2020, and 2019 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2017 and 2016 and the balance sheet data at December 31, 2018, 2017, and 2016 are derived from our consolidated financial statements, which are not included herein. The financial data included in this report are historical, are not necessarily indicative of results to be expected in any future period, and reflect the revisions which are discussed in Note 1 “Organization and Description of Business” within our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31, (in thousands, except share and per share data)
	2020	2019	2018	2017	2016(1)
Consolidated Statements of Operations Data:
Revenue	$265,166	$214,552	$147,277	$99,129	$64,551
Cost of revenue(2)	70,277	52,485	38,795	28,203	20,891
Gross profit	194,889	162,067	108,482	70,926	43,660
Operating expenses:
Research and development(2)	41,329	37,299	20,860	13,265	7,218
Selling, general and administrative(2)	197,233	179,523	133,313	85,252	51,916
Total operating expense(2)	238,562	216,822	154,173	98,517	59,134
Loss from operations	(43,673)	(54,755)	(45,691)	(27,591)	(15,474)
Interest expense	(1,519)	(1,643)	(3,115)	(3,386)	(3,248)
Other income (expense), net(1)	1,591	1,895	1,501	1,237	(2,073)
Loss on extinguishment of debt	—	—	(3,029)	—	—
Loss before income taxes(1)	(43,601)	(54,503)	(50,334)	(29,740)	(20,795)
Income tax provision	229	65	44	—	—
Net loss	$(43,830)	$(54,568)	$(50,378)	$(29,740)	$(20,795)
Net loss per common share, basic and diluted	$(1.58)	$(2.16)	$(2.11)	$(1.31)	$(3.93)
Weighted-average shares, basic and diluted	27,754,404	25,265,918	23,885,858	22,627,327	5,285,847
(1)As disclosed in Note 1 to our consolidated financial statements included within this Annual Report on Form 10-K, we revised certain prior period financial information for immaterial errors in our accounting for revenues, contractual allowances, allowance for doubtful accounts and certain other items. The revision for the year ended December 31, 2016, which consolidated financial statements are not included within this Annual Report on Form 10-K, resulted in an increase in revenue by $0.5 million and an increase in selling, general and administrative expense by $0.4 million, resulting in net loss being decreased by $0.1 million. The revision for the year ended December 31, 2017, which consolidated financial statements are not included within this Annual Report on Form 10-K, resulted in an increase in revenue by $0.6 million, increase in cost of revenue by $0.5 million, decrease in research and development expense by $0.1 million and an increase in selling, general and administrative expense by $0.5 million, resulting in net loss being decreased by $0.3 million.
(2)Includes employee stock-based compensation as follows, which reflect revisions as described in (1) above:

	Year Ended December 31,
	2020	2019	2018	2017(1)	2016(1)
Cost of revenue	$27	$658	$193	$589	$25
Research and development	7,727	4,462	3,057	1,619	271
Selling, general and administrative	33,761	21,121	13,079	7,544	1,946
Total stock-based compensation	$41,515	$26,241	$16,329	$9,752	$2,242

	As of December 31,
	2020	2019	2018	2017(1)	2016(1)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$88,628	$20,462	$20,023	$8,671	$51,643
Working capital	312,160	120,726	73,961	98,376	105,872
Total assets	511,739	306,212	117,523	133,379	138,635
Operating lease liabilities, noncurrent portion	81,293	85,748	—	—	—
Notes payable	33,006	34,933	34,899	33,978	32,227
Accumulated deficit	(304,684)	(260,393)	(205,825)	(156,801)	(127,061)
Total stockholders' equity	$341,612	$135,409	$52,137	$79,341	$93,041

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

The Company identified errors and made revisions to prior fiscal years as discussed in Note 1. Organization and Description of Business in our accompanying consolidated financial statements. Accordingly, this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the effects of the revisions.
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

We receive revenue for the Zio service primarily from third-party payors, which include commercial payors and government agencies, such as CMS, Veterans Administration, and the military. In addition, a small percentage of institutions, which are typically hospitals or private physician practices, purchase the Zio service from us directly. Our revenue in the third-party commercial payor category is primarily contracted, which means we have entered into pricing contracts with these payors. Third-party contracted payors accounted for approximately 51%, 47% and 39% of our revenue for the years ended December 31, 2020, 2019 and 2018, respectively. Approximately 27%, 27% and 27% of our total revenue for the years ended December 31, 2020, 2019 and 2018, respectively, is received from Centers for Medicare and Medicaid Services (“CMS”), which is under established reimbursement codes. Healthcare institutions, which are typically hospitals or private physician practices accounted for approximately 16%, 20% and 25% of our revenue for the years ended December 31, 2020, 2019, and 2018 respectively. Non-contracted third-party payors and self-pay accounted for 6%, 5%, and 8% of our total revenue for the years ended December 31, 2020, 2019, and 2018, respectively. We rely on a third-party billing partner, XIFIN, Inc., to submit patient claims and collect from commercial payors, certain government agencies, and patients.
Since our Zio service was cleared by the U.S. Food and Drug Administration (“FDA”), we have provided the Zio service to over three million patients and have collected over 750 million hours of curated heartbeat data. We believe the Zio service is well-positioned to disrupt an already-established $1.8 billion U.S. ambulatory cardiac monitoring market by offering a user-friendly device to patients, actionable information to physicians and value to payors.
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

Beginning in mid-March 2020, we experienced decreasing levels in the Zio service patient registrations which impacted our revenues for the year ended December 31, 2020. This decrease in revenue is due to a variety of challenges associated with the COVID-19 pandemic in the United States, including, among others:

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

During the second half of fiscal year 2020, we saw recovery of patient registrations for the Zio service to pre-COVID levels of the first quarter of 2020. However, it is expected that the challenges of the COVID-19 pandemic will potentially impact the number of patients who register for the Zio service for some period of time depending on the rate at which the number of COVID-19 cases increases or declines and the economy recovers.
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
•Adjusting our operating plan as appropriate to ensure continued financial strength. We continue to maintain a strong cash position and have taken initiatives to adjust our operating plan to ensure we maintain appropriate liquidity during these uncertain times. We have proactively taken steps to reduce spend, including eliminating or delaying project spend for non-essential programs, and reducing spend on travel and consulting. In addition, we raised $206.8 million in proceeds from a follow-on public offering in August 2020 to fund growth initiatives and for working capital and other general corporate purposes.
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
We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including increased contracting with third-party payors and institutional providers. We have in the past been able to increase our pricing as third-party payors become more familiar with the benefits of the Zio service and move to contracted pricing arrangements. We expect to continue to decrease the cost of service per device by obtaining volume purchase discounts for our material costs and implementing scan-time algorithm improvements and software-driven and other workflow enhancements to reduce labor costs. Gross margin for year ended December 31, 2020 was negatively impacted due to the COVID-19 pandemic and absorption of fixed costs. We expect this impact to continue in the near term.
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
Results of Operations
Comparison of the Years Ended December 31, 2020, and 2019

	Years Ended December 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenue	$265,166	$214,552	$50,614	24%
Cost of revenue	70,277	52,485	17,792	34%
Gross profit	194,889	162,067	32,822	20%
Gross margin	73%	76%
Operating expenses:
Research and development	41,329	37,299	4,030	11%
Selling, general and administrative	197,233	179,523	17,710	10%
Total operating expenses	238,562	216,822	21,740	10%
Loss from operations	(43,673)	(54,755)	11,082	20%
Interest expense	(1,519)	(1,643)	124	8%
Other income, net	1,591	1,895	(304)	16%
Loss before income taxes	(43,601)	(54,503)	10,902	20%
Income tax provision	229	65	164	252%
Net loss	$(43,830)	$(54,568)	$10,738	20%

Revenue
Revenue increased $50.6 million, or 24%, to $265.2 million during the year ended December 31, 2020 from $214.6 million during the year ended December 31, 2019. The increase in revenue was primarily attributable to the increase in volume of the Zio services as a result of increased in demand from our customers.
Cost of Revenue and Gross Margin
Cost of revenue increased $17.8 million, or 34%, to $70.3 million during the year ended December 31, 2020 from $52.5 million during the year ended December 31, 2019. The increase in cost of revenue was primarily due to increased Zio service volume and costs incurred to support a larger cost structure in 2020.

Gross margin for the year ended December 31, 2020 decreased to 73%, compared to 76% for the year ended December 31, 2019. The decrease in gross margin was primarily driven by product mix, as well as fixed costs that we continue to incur, partially offset by increased volume.

Research and Development Expenses
Research and development expenses increased $4.0 million, or 11%, to $41.3 million during the year ended December 31, 2020 from $37.3 million during the year ended December 31, 2019. The increase was primarily attributable to a $8.3 million increase in payroll and employee stock-based compensation as a result of increased headcount and an increase of $1.0 million Verily milestone expense. This was partially offset by $4.7 million increase in capitalization of internal use software.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $17.7 million, or 10%, to $197.2 million during the year ended December 31, 2020 from $179.5 million during the year ended December 31, 2019. The increase was primarily attributable to a $29.5 million increase in payroll and employee stock-based compensation as a result of increased headcount to support the growth in our operations, a $2.9 million increase in facilities and rent due to expansion of the San Francisco headquarters and increased facility related costs, partially offset by decrease of $8.9 million in travel, entertainment and office meals as a result of the COVID-19 pandemic and a decrease of $4.4 million in professional services fees.
A significant amount of selling, general, and administrative incremental spend can be directly attributed to our continued focus on salesforce expansion and its support infrastructure to support our growth strategy.
Interest Expense
Interest expense decreased $0.1 million to $1.5 million during the year ended December 31, 2020 from $1.6 million during the year ended December 31, 2019 due to principal re-payments on SVB Loan starting in November 2020 and decrease in interest rate in 2020.
Other Income, Net
Other income, decreased $0.3 million to $1.6 million for the year ended December 31, 2020, compared to $1.9 million for year ended December 31, 2019. The decrease in other income is primarily due to a decrease in amortization of investments, partially offset by increase in interest income, and prior year value added tax reclaims.

Comparison of the Year Ended December 31 2019, and 2018

	Years Ended December 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenue	$214,552	$147,277	$67,275	46%
Cost of revenue	52,485	38,795	13,690	35%
Gross profit	162,067	108,482	53,585	49%
Gross margin	76%	74%
Operating expenses:
Research and development	37,299	20,860	16,439	79%
Selling, general and administrative	179,523	133,313	46,210	35%
Total operating expenses	216,822	154,173	62,649	41%
Loss from operations	(54,755)	(45,691)	(9,064)	20%
Interest expense	(1,643)	(3,115)	1,472	47%
Other income, net	1,895	1,501	394	26%
Loss on extinguishment of debt	—	(3,029)	3,029	n/a
Loss before income taxes	(54,503)	(50,334)	(4,169)	8%
Income tax provision	65	44	21	48%
Net loss	$(54,568)	$(50,378)	(4,190)	8%

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
Gross margin for the year ended December 31, 2019 increased to 76% compared to 74% for the year ended December 31, 2018. The increase was driven primarily by the reduction in the cost of the Zio service due to our continued efforts to lower manufacturing costs, fixed costs absorption and reduced labor costs per device through our algorithm improvements and software-driven and other workflow enhancements. In addition, we experienced some mix shift and average selling price growth driven by the success of our contracting efforts, which also improved our gross margin during the year ended December 31, 2019.
Research and Development Expenses
Research and development expenses increased $16.4 million, or 79%, to $37.3 million during the year ended December 31, 2019 from $20.9 million during the year ended December 31, 2018. The increase was primarily attributable to a $7.4 million increase in payroll and personnel-related expenses as a result of increased headcount, $6.0 million in Verily milestone and upfront payment expense, and $3.3 million for allocated facility-related expenses. This was partially offset by $3.3 million increase in capitalization of internal use software.

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
Other Income, Net
Other income, increased to $1.9 million for the year ended December 31, 2019, compared to $1.5 million for the year ended December 31, 2018. The increase in other income is primarily due to an increase in our investment portfolio during the fourth quarter of 2019.
Liquidity and Capital Expenditures
Overview
We are continuously reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 global pandemic. We believe we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements.
As of December 31, 2020, we had cash and cash equivalents of $88.6 million, short-term investments of $246.6 million, and an accumulated deficit of $304.7 million.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash (used in) provided by:
Operating activities	$(13,759)	$(21,863)	$(29,093)
Investing activities	(132,391)	(89,274)	34,142
Financing activities	214,316	111,576	6,303
Net increase in cash, cash equivalents, and restricted cash	$68,166	$439	$11,352
Cash Used in Operating Activities
During the year ended December 31, 2020, cash used in operating activities was $13.8 million which consisted of a net loss of $43.8 million, adjusted by non-cash charges of $86.3 million and a net change of $56.2 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of stock-based compensation expense of $41.5 million, as well as depreciation and amortization expense of $6.9 million and a change in allowance for doubtful accounts and contractual allowance of $31.4 million and amortization of right of use assets of $6.0 million. The change in our net operating assets and liabilities compared to December 31, 2019 was primarily due to an increase of $38.0 million in the change in accounts receivable as a result of the increase in our revenue, an increase of $6.1 million in other assets, primarily related to increase in PCBA boards due to increased customer demand and sales, a decrease of $4.8 million in operating lease liability and a decrease of $3.9 million in accounts payable.
During the year ended December 31, 2019 cash used in operating activities was $21.9 million, which consisted of a net loss of $54.6 million, adjusted by non-cash charges of $62.4 million and a net change of $29.7 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of stock-based compensation expense of $26.2 million, as well as depreciation and amortization expense of $3.4 million and a change in allowance for doubtful accounts and contractual allowance of $24.6 million. The change in our net operating assets and liabilities compared to December 31, 2018 was primarily due to an increase of $28.7 million in the change in accounts receivable as a result of the increase in our revenue, and an increase of $6.0 million in accrued liabilities, primarily related to increased accrued payroll and related compensation accruals.
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
Cash From Investing Activities
Cash used in investing activities during the year ended December 31, 2020 was $132.4 million, which consisted primarily of $277.5 million in purchases of available for sale investments, $13.6 million of capital expenditures to purchase property and equipment and $1.9 million in repayment of long-term debt, partially offset by $144.1 million cash received from the maturities of available for sale investments and $14.5 million in cash received from sales of available for sale investments.
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
Cash From Financing Activities
During the year ended December 31, 2020, cash provided by financing activities was $214.3 million, primarily due to $206.0 million from the issuance of common stock in a public offering, net of discounts and issuance costs and $20.2 million in proceeds from the issuance of common stock in connection with employee option exercises and our Employee Stock Purchase Program. This was partially offset by $10.0 million in tax withholding upon the vesting of RSUs and $1.9 million in re-payment of long term debt.
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
Pursuant to the Third Amended and Restated SVB Loan Agreement, we obtained a term loan (“SVB Term Loan”) for $35.0 million. Total proceeds from the SVB Term Loan were used to pay off the loan agreement with Biopharma Secured Investments III Holdings Cayman LP (“Pharmakon”), totaling $35.8 million. We made interest-only payments through October 31, 2020, followed by 36 monthly payments of principal plus interest on the SVB Term Loan. Interest charged on the SVB Term Loan will be the greater of (a) a floating rate based on the “Prime Rate” published by The Wall Street Journal minus 0.75%, or (b) 4.25%.
Under the Third Amended and Restated SVB Loan Agreement, we may borrow, repay, and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $25.0 million, which includes an $11.0 million standby letter of credit sublimit availability. In October 2018, a $6.9 million standby letter of credit was obtained in connection with a lease for our San Francisco headquarters. Any principal amount outstanding under the Third Amended and Restated SVB Loan Agreement revolving credit line shall bear interest at an amount that is the greater of (a) a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” or (b) 5.00%. We may borrow up to 75% of eligible accounts receivable, up to the maximum of $25.0 million. As of December 31, 2020 we were eligible to borrow up to $7.7 million and no amount was outstanding under the revolving credit line
The Third Amended and Restated Loan Agreement requires us to maintain a minimum consolidated liquidity ratio or minimum adjusted Earnings Before Interest, Tax, Depreciation, and Amortization during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. We were in compliance with loan covenants as of December 31, 2020. The obligations under the Third Amended and Restated Loan Agreement are collateralized by substantially all of our assets.

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
Stock-Based Compensation
We recognize compensation costs related to stock option grants, restricted stock unit grants (“RSUs”), and shares under the employee stock purchase program (“ESPP”), and market condition awards based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense for options and shares under the ESPP, using the Black-Scholes option pricing model. We estimate the grant date fair value, and the resulting stock-based compensation expense for market condition awards using the Monte-Carlo option pricing model. The RSU grant date fair value is based on the closing price on the date of the grant. The grant date fair value of stock-based awards is expensed on a straight-line basis over the period during which the employee is required to provide service in exchange for the award (generally the vesting period).
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
In addition to the assumptions used in the Black-Scholes and Monte-Carlo option-pricing model, we also estimate a forfeiture rate to calculate the stock-based compensation for our equity awards. We will continue to use judgment in evaluating the expected volatility, expected terms and forfeiture rates utilized for our stock-based compensation calculations on a prospective basis.
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
We recorded stock-based compensation expense of $41.5 million, $26.2 million, and $16.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. We expect to continue to grant RSUs and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.
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
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
Contractual Obligations

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Debt interest payments (1)	$1,194	$883	$—	$—	$2,077
Debt principal payments	$11,666	$21,389	$—	$—	$33,055
Operating leases	$9,513	$23,214	$24,389	$75,420	$132,536
Total contractual obligations	$22,373	$45,486	$24,389	$75,420	$167,668
________________________________
(1)Debt interest payments calculated based on interest rates in effect as of December 31, 2020
The table above does not include approximately $4.4 million in non-cancelable purchase orders related to inventory and printed circuit board assemblies entered into in the normal course of operations, which we expect to be paid in less than one year. The table excludes unrecognized tax benefits of $2.3 million as of December 31, 2020 because these uncertain tax positions, if recognized, would be an adjustment to our net deferred tax assets.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.
Interest Rate Sensitivity
We had cash, cash equivalents and investments of $335.2 million as of December 31, 2020; which consisted of bank deposits, money market funds and U.S. government securities, corporate notes, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
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
For the years ended December 31, 2020 and 2019 we had total outstanding debt of $33.0 million and $34.9 million, respectively, which is net of debt issuance costs. The Third Amended and Restated SVB Loan Agreement Note carries a variable interest rate based on the “Prime Rate” published by The Wall Street Journal. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Foreign Currency Exchange Rate Sensitivity
We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in British Pound Sterling. As of December 31, 2020, we do not consider this risk to be material. We do not utilize any forward foreign exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made.

Item 8. Financial Statements and Supplementary Data.
IRHYTHM TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of iRhythm Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of iRhythm Technologies, Inc. and its subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to an ineffective control environment commensurate with the Company's financial reporting requirements, due to an insufficient number of professionals with an appropriate level of accounting and internal control knowledge, training and experience.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

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

Contractual Allowance and Allowance for Doubtful Accounts – Contracted Third-Party Payors

As described in Note 2 to the consolidated financial statements, a large part of the Company’s transactions are covered by third-party payors with whom there is a contractual agreement or established amount the third-party payor will pay (contracted third-party payors). These contracts impose a number of obligations regarding billing and other matters, and the Company’s noncompliance with a material term of such contracts may result in a denial of the claim. The Company recognizes revenue from contracted third-party payors, net of contractual allowances, and recognizes an allowance for doubtful accounts for uncollectible patient accounts receivable. As of December 31, 2020, the Company’s contractual allowance balance was $21.3 million and allowance for doubtful accounts balance was $12.7 million, a portion of which relates to revenue from services provided to patients insured by contracted third-party payors. Management accounts for denied claims as a form of variable consideration that is included as a reduction to the transaction price and recorded as an adjustment to revenue as a contractual allowance. Management accounts for the allowance for doubtful accounts at the time revenue is recognized, with such provisions presented as bad debt expense within selling, general and administrative expenses. The estimated denied claims and uncollectible receivables are based on historical information which require judgment by management in determining which historical period is used.

The principal considerations for our determination that performing procedures relating to the contractual allowances and allowance for doubtful accounts for contracted third-party payors is a critical audit matter are the significant judgment by management in developing estimates of the contractual allowances and allowance for doubtful accounts. This in turn led to a high degree of auditor subjectivity, judgment, and effort in performing procedures and evaluating the audit evidence obtained related to management’s estimates of the contractual allowances and allowance for doubtful accounts, relating to management’s judgments regarding the historical period used on which to base the estimate. As disclosed by management, a material weakness existed during the year related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating management’s process for developing estimates of the contractual allowances and allowance for doubtful accounts, including comparing the historical period used by management with reasonable alternative historical periods based on current and past history of denied claims and uncollectible amounts, (ii) testing the completeness and accuracy of the historical information used by management in the estimate, by testing a sample of transactions, and (iii) testing management’s process for developing the estimate on the data on which it is based.
/s/ PricewaterhouseCoopers LLP
San Jose, California

February 26, 2021
We have served as the Company’s auditor since 2009.

IRHYTHM TECHNOLOGIES, INC.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$88,628	$20,462
Short-term investments	246,589	120,089
Accounts receivable, net of allowances for doubtful accounts of $12,711 and $9,049 as of December 31, 2020 and December 31, 2019, respectively	29,932	23,867
Inventory	5,313	4,037
Prepaid expenses and other current assets	7,363	4,337
Total current assets	377,825	172,792
Long-term investments	—	8,030
Property and equipment, net	34,247	26,464
Operating lease right-of-use assets	84,714	90,124
Goodwill	862	862
Other assets	14,091	7,940
Total assets	$511,739	$306,212
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,365	$8,243
Accrued liabilities	40,532	32,714
Deferred revenue	930	1,251
Debt, current portion	11,667	1,944
Operating lease liabilities, current portion	8,171	7,914
Total current liabilities	65,665	52,066
Debt, noncurrent portion	21,339	32,989
Other noncurrent liabilities	1,830	—
Operating lease liabilities, noncurrent portion	81,293	85,748
Total liabilities	170,127	170,803
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000,000 shares authorized at December 31, 2020 and 2019; and none issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Common stock, $0.001 par value – 100,000,000 shares authorized at December 31, 2020 and 2019; 29,019,350 and 26,682,720 shares issued and outstanding at December 31, 2020 and 2019, respectively	27	25
Additional paid-in capital	646,258	395,695
Accumulated other comprehensive income	11	82
Accumulated deficit	(304,684)	(260,393)
Total stockholders’ equity	341,612	135,409
Total liabilities and stockholders’ equity	$511,739	$306,212
The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue	$265,166	$214,552	$147,277
Cost of revenue	70,277	52,485	38,795
Gross profit	194,889	162,067	108,482
Operating expenses:
Research and development	41,329	37,299	20,860
Selling, general and administrative	197,233	179,523	133,313
Total operating expenses	238,562	216,822	154,173
Loss from operations	(43,673)	(54,755)	(45,691)
Interest expense	(1,519)	(1,643)	(3,115)
Other income, net	1,591	1,895	1,501
Loss on extinguishment of debt	—	—	(3,029)
Loss before income taxes	(43,601)	(54,503)	(50,334)
Income tax provision	229	65	44
Net loss	$(43,830)	$(54,568)	$(50,378)
Net loss per common share, basic and diluted	$(1.58)	$(2.16)	$(2.11)
Weighted-average shares, basic and diluted	27,754,404	25,265,918	23,885,858
The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(43,830)	$(54,568)	$(50,378)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on available-for-sale securities	(71)	98	49
Comprehensive loss	$(43,901)	$(54,470)	$(50,329)
The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2017	23,377,315	$23	$236,184	$(156,801)	$(65)	$79,341
Accounting Standards Codification 606 cumulative effect adjustment upon adoption	—	—	—	1,354	—	1,354
Issuance of common stock in connection with employee equity incentive plans, net	990,758	—	9,319	—	—	9,319
Tax withholding upon vesting of restricted stock awards	—	—	(3,877)	—	—	(3,877)
Stock-based compensation expense	—	—	16,329	—	—	16,329
Net loss	—	—	—	(50,378)	—	(50,378)
Net change in unrealized loss on investments	—	—	—	—	49	49
Balances at December 31, 2018	24,368,073	23	257,955	(205,825)	(16)	52,137
Issuance of common stock in connection with employee equity incentive plans	734,453	—	9,495	—	—	9,495
Warrants exercised	4,852	—	—	—	—	—
Issuance of common stock in connection with follow-on public offering, net of issuance costs	1,575,342	2	107,292	—	—	107,294
Tax withholding upon vesting of restricted stock awards	—		(5,288)			(5,288)
Stock-based compensation expense	—	—	26,241	—	—	26,241
Net loss	—	—	—	(54,568)	—	(54,568)
Net change in unrealized loss on investments	—	—	—	—	98	98
Balances at December 31, 2019	26,682,720	25	395,695	(260,393)	82	135,409
Issuance of common stock in connection with employee equity incentive plans	1,079,488	—	20,244	—	—	20,244
Issuance of common stock in connection with follow-on public offering, net of issuance costs	1,257,142	2	206,023	—	—	206,025
Tax withholding upon vesting of restricted stock awards	—		(10,009)			(10,009)
Stock-based compensation expense	—	—	34,305	—	—	34,305
Accounting Standards Codification 326 cumulative effect adjustment upon adoption	—	—	—	(461)	—	(461)
Net loss	—	—	—	(43,830)	—	(43,830)
Net change in unrealized loss on investments	—	—	—	—	(71)	(71)
Balances at December 31, 2020	29,019,350	$27	$646,258	$(304,684)	$11	$341,612
The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(43,830)	$(54,568)	$(50,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,900	3,445	2,269
Stock-based compensation	41,515	26,241	16,329
Amortization of debt discount and issuance costs	—	37	210
Accretion of discounts on investments, net of premium amortization	430	(884)	(907)
Loss on disposal of assets	—	—	75
Provision for bad debt and contractual allowance	31,431	24,647	16,448
Loss on extinguishment of debt	—	—	3,029
Repayment of interest paid in kind	—	—	(3,141)
Cost of operating lease right-of-use assets	6,030	8,953	—
Changes in operating assets and liabilities:
Accounts receivable	(37,957)	(28,725)	(21,747)
Inventory	(1,389)	(1,974)	(380)
Prepaid expenses and other current assets	(3,027)	(696)	(1,568)
Other assets	(6,149)	(4,732)	269
Accounts payable	(3,881)	5,604	(192)
Accrued liabilities	1,308	6,002	10,501
Deferred rent	—	—	105
Deferred revenue	(321)	28	(15)
Operating lease liabilities	(4,819)	(5,241)	—
Net cash used in operating activities	(13,759)	(21,863)	(29,093)
Cash flows from investing activities
Purchases of property and equipment	(13,551)	(20,457)	(5,180)
Purchases of available-for-sale investments	(277,510)	(165,915)	(93,133)
Sales of available-for-sale investments	14,525	1,498	5,962
Maturities of available-for-sale investments	144,145	95,600	126,493
Net cash provided by (used in) investing activities	(132,391)	(89,274)	34,142
Cash flows from financing activities
Issuance of common stock in connection with follow-on public offering, net	206,025	107,369	—
Proceeds from issuance of common stock in connection with employee equity incentive plans	20,244	9,495	9,319
Tax withholding upon vesting of restricted stock awards	(10,009)	(5,288)	(3,877)
Proceeds from long-term debt, net of debt discount	—	—	35,000
Repayments of long-term debt	(1,944)	—	(31,500)
Payments of issuance costs for long term debt	—	—	(121)
Premiums paid on extinguishment of debt	—	—	(2,518)
Net cash provided by financing activities	214,316	111,576	6,303
Net increase in cash and cash equivalents	68,166	439	11,352
Cash and cash equivalents, beginning of year	20,462	20,023	8,671
Cash and cash equivalents, end of year	$88,628	$20,462	$20,023
Supplemental disclosures of cash flow information
Interest paid	$1,502	$1,644	$6,065
Non-cash investing and financing activities
Property and equipment included in accounts payable and accrued liabilities	$3	$293	$101
Deferred offering costs included in accounts payable and accrued liabilities	$—	$77	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$621	$88,860	$—
Capitalized stock-based compensation	$1,129	$—	$—
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
Revision of Prior Period Financial Statements

In 2019, and as previously disclosed in the Company’s Quarterly Report on Form 10-Q for the three and nine-months ended September 30, 2019, the Company identified errors in its historical accounting for revenues, contractual allowances, allowance for doubtful accounts and certain other items. The identified errors impacted the Company's accompanying 2018 unaudited quarterly and annual financial statements and its 2019 unaudited first and second quarter financial statements. In accordance with SEC Staff Accounting Bulletin No. 99, "Materiality," and SEC Staff Accounting Bulletin No. 108,"Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;" the Company evaluated the errors and determined that the related impacts were not material to any prior annual or interim period, but that correcting the cumulative impact of such errors would be significant to our results of operations for the three and nine months ended September 30, 2019 and the year-ended December 31, 2019. Accordingly, the Company has revised the accompanying 2018 annual consolidated financial statements to correct for such immaterial errors. A summary of the impact of the revisions to our previously issued annual financial statements is included in Note 14, Revision of Prior Period Financial Statements. Further, a summary of the impact of the revisions on the unaudited quarterly financial data is included in Note 13. Selected Quarterly Financial Data (unaudited). The affected balances in the accompanying footnotes to these consolidated financial statements have also been revised accordingly.
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

Risks and Uncertainties

COVID-19

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

The Company is continuously reviewing its liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic. The Company believes it will have adequate liquidity over the next 12 months to operate its business and to meet its cash requirements. As of December 31, 2020, the Company is in compliance with its financial covenants in its debt agreement.

On March 27, 2020, as a result of the COVID-19 pandemic, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") to support businesses during the COVID-19 pandemic, including deferment of the employer portion of certain payroll taxes, refundable payroll tax credits, and technical amendments to tax depreciation methods for qualified improvement property. The primary provisions of the CARES Act which are potentially applicable to us include:

•certain amendments to the limitations on the deductibility of interest contained in Section 163(j) of the Internal Revenue Code of 1986, as amended, for taxable years beginning in 2019 and 2020; and

•an allowance of net operating loss carrybacks for taxable years beginning in 2018 and before 2021.

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

Reimbursement

Government payors may change their coverage and reimbursement policies, as well as payment amounts, in a way that would prevent or limit reimbursement for the Zio service, which would significantly harm the Company. Government and other third-party payors require the Company to report the service for which it is seeking reimbursement by using a Current Procedural Terminology (CPT), code-set maintained by the American Medical Association (AMA). For Zio XT, the Company had historically utilized temporary CPT codes (or Category III CPT codes), used for newly introduced technologies and specific to our category of diagnostic monitoring. The process to convert Category III CPT codes to Category I CPT codes is governed by the AMA and CMS. On October 25, 2019, the AMA’s CPT Editorial Panel established two new Category I CPT codes which are applicable to the Zio service and took effect on January 1, 2021. In August 2020, CMS published the Calendar Year 2021 Medicare Physician Fee Schedule Proposed Rule which proposed reimbursement for the Category I CPT codes that were higher than their associated Category III CPT codes. Following a comment period through October 2020, CMS published its Calendar Year 2021 Medicare Physician Fee Schedule Final Rule (the “Final Rule”) in December 2020. In the Final Rule, CMS chose not to finalize national pricing for four of the eight Category I CPT codes, 93241, 93243, 93245 and 93247 which include the CPT codes that the Company will primarily use to seek reimbursement for Zio XT.

Determinations of which products or services will be reimbursed under Medicare can be developed at the national level through a national coverage determination (“NCD”) by CMS, or at the local level through a local coverage determination, or an LCD, by one or more of the regional Medicare Administrative Contractors ("MACs") who are private contractors that process and pay claims on behalf of CMS for different regions. In the absence of a specific NCD, as is the case with Zio XT historically and for Calendar Year 2021 following the Final Rule, the MAC with jurisdiction over a specific geographic region will have the discretion to make an LCD. The Company is seeking to establish LCD pricing with one or more MACs to establish pricing for 2021 and will be subject to LCD pricing until such time CMS establishes a NCD.

On January 29, 2021, Novitas Solutions, the MAC which covers the region where the Company's IDTF in Houston, Texas is located and where almost all Medicare services for Zio XT are processed, published rates for 2021 that were significantly below our historical Medicare rates for Zio XT. The Company believes that the published rates by Novitas on January 29, 2021, are cross walked from CPT codes 93224 and 93226, which are existing CPT codes for external continuous electrocardiographic recording up to 48 hours, while the Zio service is capable of continuous monitoring for up to 14 days. The Company is the process of negotiating with Novitas to establish higher pricing for the Category I CPT Codes but can offer no assurances as to the timing or outcome of those discussions. If the published rates by Novitas remain unchanged or are not significantly improved for the CPT codes listed above thereby allowing us to obtain adequate Medicare reimbursement for the Zio service in the future, the Company may be unable to provide the Zio service or would experience a significant loss of revenue, either of which would have a material adverse effect on our cash flows, results of operations, and financial condition.

The Company is currently holding a majority of Zio XT claims due to the CPT code transition. Claims are being held due to a combination of negotiations with payors and administrative delays with payors. The Company expects the level of held claims to remain high through the end of the first quarter of 2021 and potentially beyond. The high level of held claims will delay most first quarter 2021 cash flows into the second quarter of 2021 or potentially beyond, and may impact the timing and accounting for various income statement items, particularly revenue recognition and bad debt expense. The Company has adequate balance sheet liquidity to manage through these delays in cash flow timing.

Further, a reduction in coverage by Medicare could cause some commercial third-party payors to implement similar reductions in their coverage or level of reimbursement of the Zio service. Given the evolving nature of the healthcare industry and on-going healthcare cost reforms, the Company will continue to be subject to changes in the level of Medicare coverage for its products, and unfavorable coverage determinations at the national or local level could adversely affect its results of operations. If published rates by Novitas are not increased to above the cost of revenue for the Zio service, and the Company is unable to achieve a level of revenues adequate to support its cost structure, this would raise substantial doubts about the Company's ability to continue as a going concern.

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

The Company evaluates expected credit losses by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. Expected credit losses on available-for-sale debt securities are recognized in other income, net in the condensed consolidated statements of operations, and any remaining unrealized losses, net of taxes, are reported as a component of accumulated other comprehensive loss. The Company did not recognize any credit losses on its available-for-sale securities during the year ended December 31, 2020 and there were no impairment charges for unrealized losses in the periods presented.

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
The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year ended December 31,
	2020	2019	2018
Balance, beginning of year	$9,049	$7,296	$4,486
Add: adoption of ASC 326	461	—	—
Add: provision for doubtful accounts	10,515	9,129	7,353
Less: write-offs, net of recoveries and other adjustments	(7,314)	(7,376)	(4,543)
Balance, end of year	$12,711	$9,049	$7,296

The following table presents the changes in the contractual allowance (in thousands):

	Year ended December 31,
	2020	2019	2018
Balance, beginning of year	$15,433	$9,205	$6,345
Add: allowance for contractual adjustments	20,916	15,518	9,095
Less: contractual adjustments	(15,068)	(9,290)	(6,235)
Balance, end of year	$21,281	$15,433	$9,205

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

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. The Company records an allowance for doubtful accounts based on the assessment of the collectability of customer accounts, considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Centers for Medicare and Medicaid Services (“CMS”), accounted for approximately 27%, 27% and 27% of the Company’s revenue for the years ended December 31, 2020, 2019 and 2018, respectively. CMS accounted for 20% and 20% of accounts receivable as of December 31, 2020 and 2019, respectively.

Supply Risk
The Company relies on single-source vendors to supply some of its disposable housings, instruments and other materials used to manufacture the Zio monitor and the adhesive that binds the Zio monitor to a patient’s body. These components and materials are critical, and there could be a considerable delay in finding alternative sources of supply.

A global semiconductor supply shortage is having wide-ranging effects across multiple industries. The supply shortage has impacted multiple suppliers that provide the printed circuit board assemblies to the Company. The semiconductor supply shortage may have an impact on the Company until global supply is sufficient for global demand.

Inventory
Inventory owned by the Company is valued at cost, on the first in, first out (“FIFO”) basis, or the lower of cost or net realizable value. The Company records write-downs of inventory that is obsolete or in excess of anticipated demand. The Company also records market value based write-downs on consideration of product lifecycle stage, technology trends, product development plans and assumptions about future demand and market conditions. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. Inventory write-downs are charged to cost of revenue and establish a new cost basis for the inventory.
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

Other Assets
The Company uses Printed Circuit Board Assemblies (“PCBAs”), in each wearable Zio XT and Zio AT monitor as well as the wireless gateway used in conjunction with the ZIO AT monitor. The PCBAs are used numerous times and have useful lives beyond one year. Each time a PCBA is used in a wearable Zio XT or Zio AT monitor, or a wireless gateway is used with a Zio AT monitor a portion of the cost of the PCBA and/or gateway is recorded as a cost of revenue. The PCBAs are recorded as other assets and were $12.6 million and $7.4 million as of December 31, 2020 and 2019, respectively. The Company has based its estimates of how many times a PCBA can be used on testing in research and development, loss rates, product obsolescence, and the amount of time it takes the device to go through the manufacturing, shipping, customer shelf and patient wear time and upload process. The Company periodically evaluates the use estimate.
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
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Disaggregated revenue by payor type and major service line for the years ended December 31, 2020 and December 31, 2019 were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Contracted third-party payors	$135,939	$101,845	$56,949
Non-contracted third-party payors	15,295	10,770	12,447
Centers for Medicare & Medicaid	72,536	58,918	40,482
Healthcare institutions	41,396	43,019	37,399
Total	$265,166	$214,552	$147,277

Contract Liabilities
ASC 606 requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).

Certain of the Company’s customers pay the Company directly for the Zio XT service upon shipment of devices. Such advance payments are contract liabilities and are recorded as deferred revenue on the Consolidated Balance Sheets and revenue is recognized when reports are delivered to the healthcare provider. During the year ended December 31, 2020, $1.2 million relating to the contract liability balance at the beginning of 2020 was recognized as revenue.
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
Cost of Revenue
Cost of revenue includes direct labor, material costs, overhead, data analysis, customer care, equipment and infrastructure expenses, amortization of internal-use software, and shipping and handling. Direct labor includes payroll and personnel-related costs involved in manufacturing. Material costs include both the disposable costs of the device and amortization of the PCBAs. Each time the PCBA is used in a wearable Zio XT monitor, a portion of the cost of the PCBA is recorded as a cost of revenue.
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

Lease term

The lease term is generally the minimum noncancellable period of each lease. The Company does not include option periods in determining the right-of-use asset and operating lease liability at inception unless it is reasonably certain that the Company will exercise the option at inception or when a triggering event occurs. As of December 31, 2020, no renewal options were included in the determination of lease terms.

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

	Year Ended December 31, 2018
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
In February 2016, the Financing Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), which requires lessees to recognize lease liabilities and corresponding right-of-use assets on the consolidated balance sheet for all leases. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and, for operating leases, the lessee would recognize a straight-line lease expense. Topic 842 also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The Company has no embedded leases with suppliers. Upon adoption of Topic 842 on January 1, 2019 using the modified retrospective method, the Company recognized right-of-use assets of $10.2 million and lease liabilities of $10.0 million. There was no cumulative-effect adjustment recorded on January 1, 2019. The Company adopted the following practical expedients allowed under Topic 842:

•The package of three practical expedients, which allows entities to make an election that allows them not to reassess (1) whether existing or expired contracts contain embedded leases under Topic 842, (2) lease classification of existing or expiring leases, and (3) indirect costs for existing or expired leases

•Combining lease and non-lease components practical expedient, which allows lessees, as an accounting policy election by class of underlying asset, to choose not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component

•Comparative reporting practical expedient, which allows entities to initially apply Topic 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption

3. Cash Equivalents and Investments

The fair value of cash equivalents and available-for-sale investments at December 31, 2020 and 2019, were as follows (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Money market funds	$59,823	$—	$—	$59,823
U.S. government securities	190,663	16	(2)	190,677
Corporate notes	26,426	2	(5)	26,423
Commercial paper	29,489	—	—	29,489
Total available-for-sale marketable debt securities	$306,401	$18	$(7)	$306,412
Classified as:
Cash equivalents				$59,823
Short-term investments				246,589
Long-term investments				—
Total cash equivalents and available-for-sale investments				$306,412

	December 31, 2019
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Money market funds	$13,897	$—	$—	$13,897
U.S. government securities	77,329	72	(1)	77,400
Corporate notes	14,955	11	—	14,966
Commercial paper	35,753	—	—	35,753
Total available-for-sale marketable debt securities	$141,934	$83	$(1)	$142,016
Classified as:
Cash equivalents				$13,897
Short-term investments				120,089
Long-term investments				8,030
Total cash equivalents and available-for-sale investments				$142,016

The following table summarizes the fair value of the Company's cash equivalents, short-term and long-term marketable securities classified by maturity (in thousands):

	December 31,
	2020	2019
Due within one year	$306,412	$133,986
Due after one year through three years	—	8,030
Total cash equivalents and available-for-sale investments	$306,412	$142,016
The following tables present the Company's available-for-sale securities that were in an unrealized loss position as of  December 31, 2020 (in thousands):

	December 31, 2020
	Less than 12 months		12 Months or Greater		Total
Assets	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government securities	$28,487	$(2)	$—	$—	$28,487	$(2)
Corporate notes	13,883	(5)	—	—	13,883	(5)
Total	$42,370	$(7)	$—	$—	$42,370	$(7)

Unrealized losses as of December 31, 2020 were not material. Available-for-sale securities held as of December 31, 2020 had a weighted average maturity of 92 days. At December 31, 2020, six investments were in an unrealized loss position and no investments have been in an unrealized loss position for more than one year.
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
The fair value of the Company’s outstanding interest-bearing obligations is estimated using the net present value of the future payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at December 31, 2020 were $33.0 million and $33.9 million, respectively. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at December 31, 2019 were $34.9 million and $35.2 million, respectively.
The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.
The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$59,823	$—	$—	$59,823
U.S. government securities	—	190,677	—	190,677
Corporate notes	—	26,423	—	26,423
Commercial paper	—	29,489	—	29,489
Total	$59,823	$246,589	$—	$306,412

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$13,897	$—	$—	$13,897
U.S. government securities	—	77,400	—	77,400
Corporate notes	—	14,966	—	14,966
Commercial paper	—	35,753	—	35,753
Total	$13,897	$128,119	$—	$142,016

5. Balance Sheet Components
Inventory and Other Assets
Inventory consisted of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$2,469	$1,574
Finished goods	2,844	2,463
Total	$5,313	$4,037

The Company uses Printed Circuit Board Assemblies (“PCBAs”), in each wearable Zio XT and Zio AT monitor as well as the wireless gateway used in conjunction with the Zio AT monitor. The PCBAs are used numerous times and have useful lives beyond one year. Each time a PCBA is used in a wearable Zio XT monitor or Zio AT monitor, a portion of the cost of the PCBA is recorded as a cost of revenue. Each time a wireless gateway is used with a Zio AT monitor, a portion of the gateway is recorded as a cost of revenue. PCBAs which are recorded as other assets were $12.6 million and $7.4 million as of December 31, 2020, and December 31, 2019, respectively. The amortization was $3.0 million and $3.6 million for the years ending December 31, 2020 and 2019 respectively.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Laboratory and manufacturing equipment	$4,667	$4,238
Computer equipment and software	2,005	2,315
Furniture and fixtures	3,794	3,669
Leasehold improvements	9,215	7,597
Internal-use software	28,416	16,277
Total property and equipment, gross	48,097	34,096
Less: accumulated depreciation and amortization	(13,850)	(7,632)
Total property and equipment, net	$34,247	$26,464

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was $6.9 million and $3.4 million, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued vacation	$6,007	$3,809
Accrued payroll and related expenses	19,709	19,156
Accrued ESPP Contributions	851	417
Accrued professional services fees	1,709	2,846
Accrued interest	121	128
Claims payable	4,757	2,802
Other	7,378	3,556
Total accrued liabilities	$40,532	$32,714

6. Commitments and Contingencies
Lease Arrangements

The Company leases office, manufacturing, and clinical centers under non-cancelable operating leases which expire on various dates through 2031. These leases generally contain scheduled rent increases or escalation clauses and renewal options. Operating lease right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The operating lease right-of-use assets also include any lease payments made to the lessor at or before the commencement date as well as variable lease payments which are based on a consumer price index. The Company is also subject to variable lease payments related to janitorial services and electricity which are not included in the operating lease right-of-use asset as they are based on actual usage. The Company recognizes operating lease expense on a straight-line basis over the lease period. The total operating lease cost recognized during the year ended December 31, 2020 was $12.8 million which primarily consisted of lease payments and common area maintenance costs. Cash paid for operating leases during the year ended December 31, 2020 was $12.0 million.

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

As of December 31, 2020, maturities of operating lease liabilities were as follows (in thousands):

Year Ended December 31:
2021	$9,513
2022	11,547
2023	11,667
2024	12,015
2025	12,374
Thereafter	75,420
132,536
Less: imputed interest	(43,072)
Total lease liabilities	$89,464

As of December 31, 2019, maturities of operating lease liabilities were as follows (in thousands):

Year Ended December 31:
2020	$9,253
2021	11,550
2022	11,330
2023	11,667
2024	12,015
Thereafter	87,793
143,608
Less: imputed interest	(49,946)
Total lease liabilities	$93,662

The weighted average remaining lease term of the Company's operating leases as of December 31, 2020 was 10.59 years. The weighted average discount rate of the Company's operating leases was 7.37% as of December 31, 2020.
Legal Proceedings
From time to time, we are involved in claims and legal proceedings or investigations, that arise in the ordinary course of business. Such matters could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. These matters are subject to many uncertainties and outcomes that are not predictable.

On February 1, 2021, a putative class action lawsuit was filed in the United States District Court for the Northern District of California alleging that the Company and our former chief executive officer violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. The purported class includes all persons who purchased or acquired our securities between August 4, 2020 and January 28, 2021. The complaint seeks unspecified damages purportedly sustained by the class. The Company believes the complaint to be without merit and plans to vigorously defend itself.

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

The Company and Verily will develop certain next-generation atrial fibrillation (“AF”) screening, detection, or monitoring products pursuant to the Development Agreement, which products will involve combining Verily and the Company's technology platforms and capabilities. Under the terms of the Development Agreement, the Company paid Verily an upfront fee of $5.0 million in 2019. In addition, the Company has agreed to make additional payments to Verily up to an aggregate of $12.75 million in milestone payments upon achievement of various development and regulatory milestones over the 24 months of the Development Agreement, which payments will be made in cash to Verily. During the year ended December 31, 2019 the company achieved a milestone resulting in additional expense of $1.0 million which was included in accounts payable as of December 31, 2019 and paid in the first quarter of 2020. During the year ended December 31, 2020, the Company recognized $7.0 million of research and development expense related to Verily milestones, of which $4.0 million is in included in accrued liabilities.

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
7. Debt
Bank Debt
In December 2015, the Company entered into a Second Amended and Restated Loan and Security Agreement ("Loan Agreement") with Silicon Valley Bank ("SVB"). Under the SVB Loan Agreement, the Company could borrow, repay and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $15.0 million, until December 4, 2018, when all outstanding principal and accrued interest became due and payable. Any principal amount outstanding under the SVB Loan Agreement shall bear interest at a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” plus 0.25%. The Company could borrow up to 80% of its eligible accounts receivable, up to the maximum of $15.0 million.
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
Pursuant to the Third Amended and Restated SVB Loan Agreement, the Company obtained a term loan (“SVB Term Loan”) for $35.0 million. Total proceeds from the SVB Term Loan were used to pay off the loan agreement with Biopharma Secured Investments III Holdings Cayman LP (“Pharmakon”), totaling $35.8 million. The Company made interest-only payments through October 31, 2020, followed by 36 monthly payments of principal plus interest on the SVB Term Loan. Interest charged on the SVB Term Loan will be the greater of (a) a floating rate based on the “Prime Rate” published by The Wall Street Journal minus 0.75%, or (b) 4.25%. The weighted average interest rate was 4.25% and 4.58% for the years ended December 31, 2020 and 2019, respectively.
Under the Third Amended and Restated SVB Loan Agreement, the Company may borrow, repay, and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $25.0 million, which includes an $11.0 million standby letter of credit sublimit availability. In October 2018, a $6.9 million standby letter of credit was obtained in connection with a lease for the Company’s San Francisco headquarters. Any principal amount outstanding under the Third Amended and Restated SVB Loan Agreement revolving credit line shall bear interest at an amount that is the greater of (a) a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” or (b) 5.00%. The Company may borrow up to 75% of eligible accounts receivable, up to the maximum of $25.0 million. As of December 31, 2020 we were eligible to borrow up to $7.7 million and no amount was outstanding under the revolving credit line.

The Third Amended and Restated Loan Agreement requires the Company to maintain a minimum consolidated liquidity ratio or minimum adjusted Earnings Before Interest, Tax, Depreciation, and Amortization during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. The Company was in compliance with loan covenants as of December 31, 2020. The obligations under the Third Amended and Restated Loan Agreement are collateralized by substantially all assets of the Company.

Future minimum payments

Future minimum payments under the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank at December 31, 2020 are as follows (in thousands):

Year Ending December 31,
2021	$12,860
2022	12,358
2023	9,914
Total	35,132
Less: Amount representing interest	(2,077)
Less: Debt Issuance Costs	(49)
Total Carrying Value	$33,006

Reported as:
Short-term debt	$11,667
Long-term debt	21,339
Total	$33,006

8. Income Taxes

The following table presents components of the Company’s provision for income taxes as for the period presented (in thousands):

	December 31,
	2020	2019	2018
Current expense (benefit):
Federal	$—	$—	$—
State	181	—	—
Foreign	59	68	80
Total current tax expense (benefit)	240	68	80

Deferred expense (benefit):
Federal	—	—	—
State	—	—	—
Foreign	(11)	(3)	(36)
Total deferred tax expense (benefit)	(11)	(3)	(36)

Total Tax Expense (benefit)	$229	$65	$44
The following table presents a reconciliation of the tax expense computed at the statutory federal rate and the Company’s tax expense for the period presented (in thousands):

	December 31,
	2020	2019	2018
Tax at statutory federal rate	$(9,172)	$(11,446)	$(10,570)
Stock-based compensation	(20,762)	(5,560)	(8,557)
Meals and Entertainment	177	409	309
Other	805	614	148
Tax credits	(1,426)	(1,128)	(1,015)
2017 Tax Act	—	—	44
Change in valuation allowance	30,607	17,176	19,685
Provision for income taxes	$229	$65	$44

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$91,034	$64,648
Tax credit carryforwards	7,110	5,601
Share-based compensation	8,831	5,932
Allowances and other	14,996	11,443
Lease obligation	22,624	23,869
Total deferred tax assets	144,595	111,493
Valuation allowance	(123,803)	(88,433)
Net deferred tax assets	20,792	23,060

Deferred Tax Liabilities:
Depreciation and Amortization	(108)	(850)
Right of use asset	(20,634)	(22,171)
Total deferred tax liability	(20,742)	(23,021)
Total deferred tax assets	$50	$39
Due to the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company has provided a full valuation allowance against its U.S. deferred tax assets, and, therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets. The U.S. valuation allowance increased by $35.4 million and $22.0 million for the years ended December 31, 2020 and December 31, 2019, respectively. The current year change in the U.S. valuation allowance is primarily related to the increase in net operating loss carryforwards generated during the year. The Company recorded an immaterial deferred tax asset related to the Company’s foreign operations in the United Kingdom.
The valuation allowance for deferred tax assets consisted of the following activity for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year Ended December 31, 2018	$44,321	$22,114	$—	$66,435
Year Ended December 31, 2019	66,435	21,998	—	88,433
Year Ended December 31, 2020	$88,433	$35,370	$—	$123,803
As of December 31, 2020, the Company had approximately $368.2 million of federal and $218.7 million of state net operating loss carryforwards available to offset future taxable income which expires in varying amounts beginning in 2027 and 2020 respectively.
As of December 31, 2020, the Company had research tax credit carryforwards of approximately $6.9 million, and $3.1 million available to reduce future taxable income, if any, for both federal and state purposes, respectively. The federal tax credit carryforwards expire beginning in 2028 and the state tax credits can be carried forward indefinitely.
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
Effective January 1, 2019, the Company adopted ASC 740-10 (formerly known as FIN 48), Accounting for Income Taxes, guidance that addresses the recognition, measurement, and disclosure of uncertain tax positions. Total unrecognized income tax benefits was $2.3 million and $1.8 million at December 31, 2020 and 2019, respectively. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

A reconciliation of the Company’s unrecognized tax benefit amount is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$1,842	$1,459	$943
Additions for tax positions taken in current year	488	383	441
Increases in balance related to prior year tax positions	—	—	75
Decreases in balance related to prior year tax positions	(28)	—	—
Balance at end of year	$2,302	$1,842	$1,459

The total amount of gross unrecognized tax benefits was $2.3 million, $1.8 million, and $1.5 million as of December 31, 2020, 2019, and 2018 respectively. None of the Company’s unrecognized tax benefits that, if recognized, would affect its effective tax rate. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes. Management determined that no accrual for interest or penalties was required as of December 31, 2020, 2019 and 2018.

The Company files income tax returns in the U.S. and UK jurisdictions. All of the Company's tax years are open to examination by the US federal and state tax authorities. The UK is open to examination for tax years starting 2017 and forward. The Company currently has no federal, state or foreign tax examinations in progress, nor has it had any federal or state examinations since inception.
9. Stockholders’ Equity
Common stock
The Company’s amended and restated certificate of incorporation dated October 25, 2016, as amended, authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends were declared through December 31, 2020.
The Company had reserved shares of common stock for issuance as follows:

	December 31,
	2020	2019
Options issued and outstanding	609,881	1,503,247
Unvested restricted stock units	1,114,159	886,030
Shares available for grant under future stock plans	8,016,517	6,709,235
Shares available for future issuance	9,740,557	9,098,512

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

2016 Plan
In October 2016, the Company adopted the 2016 Equity Incentive Plan, (the “2016 Plan”). The 2016 Plan was subsequently approved by the Company’s stockholders and became effective on October 19, 2016, immediately before the effective date of the IPO. Following the effectiveness of the 2016 Plan, no additional options will be granted under the 2006 Plan. In addition, to the extent that any awards outstanding or subject to vesting restrictions under the 2006 Plan are subsequently forfeited or terminated for any reason before being exercised or settled, the shares of common stock reserved for issuance pursuant to such awards as of the closing of the IPO will become available for issuance under the 2016 Plan. The remaining shares available for grant under the 2006 Plan became available for issuance under the 2016 Plan upon the closing of the IPO. On the first day of each year, the 2016 Plan authorizes an annual increase of the least of 3,865,000 shares, 5% of outstanding shares on the last day of the immediately preceding fiscal year or an amount as determined by the Company's Board of Directors. As of December 31, 2020, the Company has reserved 8,693,162 shares of common stock for issuance under the 2016 Plan.
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
As of December 31, 2020, 420,352 shares of common stock have been issued to employees participating in the ESPP and 1,511,127 shares were available for issuance under the ESPP.
The Company used the following assumptions to estimate the fair value of the ESPP offered for the year ended December 31, 2020: expected term of 0.5 – 1 year, volatility of 68.72% - 75.78%, risk-free interest rate of 0.11% - 0.18% and expected dividend yield of zero.
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
Equity Incentive Plan Activity
A summary of share-based awards available for grant under the 2016 Equity Incentive Plan is as follows:

Shares Available for Grant
Balance at December 31, 2017	4,034,152
Additional options authorized	1,168,865
Awards granted	(666,913)
Awards forfeited	124,478
Awards withheld for tax purposes	56,710
Balance at December 31, 2018	4,717,292
Additional awards authorized	1,218,402
Awards granted	(649,911)
Awards forfeited	181,513
Awards withheld for tax purposes	60,836
Balance at December 31, 2019	5,528,132
Additional awards authorized	1,333,928
Awards granted	(595,915)
Awards forfeited	156,623
Awards withheld for tax purposes	82,622
Balance at December 31, 2020	6,505,390

During the year ended December 31, 2020, 595,915 restricted stock units ("RSUs") were granted, 235,915 RSUs vested, and 131,871 RSUs were forfeited.

The following table summarizes stock option activity under the 2006 and 2016 Equity Incentive Plans:

		Options Outstanding
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2017	2,601,181	$12.24	7.17	$113,958
Options granted	366,928	$68.32
Options exercised	(798,424)	$7.19
Options forfeited	(75,548)	$34.30
Balance at December 31, 2018	2,094,137	$23.20	7.02	$97,976
Options granted	20,010	$82.77
Options exercised	(540,307)	$9.59
Options forfeited	(70,593)	$54.54
Balance at December 31, 2019	1,503,247	$27.40	6.43	62,401
Options granted	—	$—
Options exercised	(868,614)	$17.31
Options forfeited	(24,752)	$66.89
Balance at December 31, 2020	609,881	$40.18	6.24	120,163
Options exercisable – December 31, 2020	486,423	$34.36	6.02	98,672
Options vested and expected to vest – December 31, 2020	606,418	$40.01	6.24	119,583
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock.
During the years ended December 31, 2019, and 2018, the Company granted options with a weighted-average grant date fair value of $38.29 and $32.38 per share, respectively. The Company did not grant any options during the year ended December 31, 2020.
The aggregate intrinsic value of options exercised was $109.2 million, $36.9 million and $52.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. The total estimated grant date fair value of options vested during the period was $4.9 million, $7.8 million and $5.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The fair value of non-vested restricted stock units (“RSUs”) is based on the Company’s closing stock price on the date of grant. A summary for the year ended December 31, 2020, is as follows:

	Shares Underlying RSUs	Weighted Average Grant Date Fair Value	Weighted Remaining Vesting Period (in years)	Aggregate Intrinsic Value (in thousands)
Non-vested as of December 31, 2018	547,891	$56.62	2.45	$38,067
Granted	629,901	$87.72
Vested	(180,842)	$52.52
Forfeited	(110,920)	$69.77
Non-vested as of December 31, 2019	886,030	$77.92	1.39	$60,330
Granted	595,915	$104.09
Vested	(235,915)	$69.01
Forfeited	(131,871)	$59.85
Non-vested as of December 31, 2020	1,114,159	$94.25	1.38	$264,290

11. Stock-Based Compensation
Employee Options Valuation

The fair value of employee and director stock options was estimated at the date of grant using the Black-Scholes option pricing model with the weighted average assumptions below.

	Year Ended Year ended December 31,
	2019	2018
Expected term (in years)	6.1	6.1
Expected volatility	45.0%	45.7%
Risk-free interest rate	2.39%	2.75%
Dividend yield	—%	—%
The Company did not grant stock options during the year ended December 31, 2020.

Market-based RSU Valuation
The fair value of market based RSUs was estimated at the date of grant using the Monte-Carlo option pricing model with the assumptions below. Additional details on the Company's market based RSUs are included below.

Year Ended December 31,
2020
Expected term (in years)	0.74
Expected volatility	63.0%
Risk-free interest rate	0.17%
Dividend yield	—%

Fair Value of Common Stock— The Company’s Board of Directors determined the fair value of each share of underlying common stock based on the closing price of the Company’s common stock as reported on the date of grant.
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
The following table summarizes the total stock-based compensation expense included in the statements of operations and comprehensive loss for all periods presented (in thousands):

	Year Ended December 31
	2020	2019	2018
Cost of revenue	$27	$658	$193
Research and development	7,727	4,462	3,057
Selling, general and administrative	33,761	21,121	13,079
Total stock-based compensation expense	$41,515	$26,241	$16,329

As of December 31, 2020, there was total unamortized compensation costs of $3.9 million, net of estimated forfeitures, related to unvested stock options, which the Company expects to recognize over a period of approximately 1.1 years $61.4 million, net of estimated forfeitures, related to unrecognized RSU expense, which the Company expects to recognize over a period of 2.2 years, and $1.9 million unrecognized ESPP expense, which the Company will recognize over 0.9 years.
Performance based RSUs ("PRSU") and Market-based RSUs

The Company grants PRSUs to key executives of the Company. PRSUs can be earned in accordance with the performance equity program for each respective grant
2019 Awards
In February 2019, the company granted PRSU's ("2019 awards") to be earned based on the compound annual growth rate ("CAGR") of fiscal year 2020's revenue compared to fiscal year 2018's revenue.
Due to the impact of the COVID-19 pandemic, management determined that the Company’s achievement of its performance targets described above, was not probable in the first quarter of fiscal year 2020. PRSU expense of $4.8 million recognized in fiscal year 2019 related to the 2019 awards was reversed in the first quarter of fiscal year 2020.
On June 19, 2020, the Company modified the terms of the 2019 awards to vest based on the Company’s average stock price. The modification impacted all active recipients of the 2019 awards, a total of ten recipients. The total incremental compensation cost resulting from the modification of $13.6 million will be recognized ratably through March of 2021. The Company recognized $10.2 million of compensation cost for the year ended December 31, 2020 in connection with the 2019 awards.
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

Compensation cost in connection with the probable number of shares that will vest will be recognized ratably through March of 2021. During the year ended December 31, 2020, the Company determined that it was probable that the February 2020 Awards would vest and recognized $1.4 million of compensation cost in connection with the February 2020 awards.

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

Total expense related to non-employee stock- based compensation recognized for the year ended December 31, 2020 was $1.8 million. The Company did not recognize any non-employee stock-based compensation expense for the years ended December 31, 2019 and 2018.
12. Net Loss Per Common Share
As the Company had net losses for the years ended December 31, 2020, 2019 and 2018, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share during the years ended December 31, 2020, 2019 and 2018 (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(43,830)	$(54,568)	$(50,378)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	27,754,404	25,265,918	23,885,858
Net loss per common share, basic and diluted	$(1.58)	$(2.16)	$(2.11)
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the years ended December 31, 2020, 2019 and 2018 because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2020	2019	2018
Options to purchase common stock	609,881	1,503,247	2,094,137
RSUs issued and unvested	1,114,159	886,030	547,891
Warrants to purchase common stock	—	—	4,857
Total	1,724,040	2,389,277	2,646,885

13. Selected Quarterly Financial Data (unaudited)

The following table presents selected unaudited financial data for each of the eight quarters in the two-year period ended December 31, 2020, which have been updated to reflect the revisions discussed in Note 14. Revision of Prior Period Financial Statements and Note 1. Organization and Description of Business.

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

Quarter Ended	March 31	June 30	September 30	December 31
2020:
Total revenues	$63,535	$50,878	$71,944	$78,809
Gross profit	47,472	35,394	53,712	58,311
Net loss	(9,065)	(20,437)	(4,677)	(9,651)
Net loss per common share, basic and diluted	$(0.34)	$(0.75)	$(0.17)	$(0.33)
2019:
Total revenues	$48,334	$52,441	$54,673	$59,104
Gross profit	36,561	39,429	40,888	45,189
Net loss	(8,250)	(10,725)	(18,293)	(17,300)
Net loss per common share, basic and diluted	$(0.34)	$(0.43)	$(0.72)	$(0.65)

The impact of the revision on the unaudited quarterly financial data is as follows:

Quarter Ended	June 30, 2019
	As Reported	Adjustment	As Revised
Total revenues	$53,331	$(890)	$52,441
Gross profit	40,506	(1,077)	39,429
Net loss	(11,467)	742	(10,725)
Net loss per common share, basic and diluted	$(0.46)	$0.03	$(0.43)

Quarter Ended	March 31, 2019
	As Reported	Adjustment	As Revised
Total revenues	$47,214	$1,120	$48,334
Gross profit	35,484	1,077	36,561
Net loss	(8,019)	(231)	(8,250)
Net loss per common share, basic and diluted	$(0.33)	$(0.01)	$(0.34)

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

15. Subsequent Events

Novitas Announcement

In December 2020, CMS published its Calendar Year 2021 Medicare Physician Fee Schedule Final Rule (the “Final Rule”). In the Final Rule, CMS did not finalize national pricing for the extended external ECG patch, medical magnetic tape recorder (SD339) supply, and ruled to contractor pricing for CPT codes 93241, 93243, 93245 and 93247. The Company has been working with Medicare Administrative Contractors (MACs) to establish pricing for these codes.

On January 29, 2021, Novitas Solutions, the MAC which covers the region where the Company's Independent Diagnostic Testing Facility in Houston, Texas where almost all Medicare services for Zio XT are processed, published rates for 2021 that were significantly below historical Medicare rates for Zio XT. The Company believes that the published rates by Novitas on January 29, 2021, are cross walked from CPT codes 93224 and 93226, which are existing CPT codes for external continuous electrocardiographic recording up to 48 hours, while the Zio service is capable of continuous monitoring for up to 14 days. The Company is in the process of negotiating with Novitas to establish higher pricing for the Category I CPT Codes but can offer no assurances as to the timing or outcome of those discussions. In the event that Novitas does not publish new higher rates or that new rates are not backdated to a January 1st effective date, The company will recognize medicare revenue starting January 1, 2021 at the Novitas rates published January 29th.

Employee Bonus

In April 2020, the Company's Compensation Committee of the Board of Directors ("Compensation Committee") approved bonus metrics for the employee bonus program and confirmed that the bonus would be paid to employees in RSUs in an effort to preserve cash while assessing the impact of COVID-19. The Company accrued employee bonus under ASC 718 for the year ended December 31, 2020.

In February 2021, the Compensation Committee approved the achievement of the bonus metrics and confirmed that the employee bonus would be paid out in cash given the company's current liquidity. The Company will apply this change prospectively under ASC 480 in the first quarter of 2021.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) (principal executive officer) and Chief Financial Officer (“CFO”) (principal financial officer), as appropriate to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and our CFO have concluded that as of December 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness in internal controls previously disclosed and discussed below. Notwithstanding the material weakness, our management, including our CEO and CFO, has concluded that our consolidated financial statements, included in the 2020 Annual Report on Form 10-K, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

In light of the material weakness described below, the Company performed additional analysis and other post-closing procedures to determine its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management concluded that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design or maintain an effective control environment commensurate with our financial reporting requirements. Given the rapid growth in the size and complexity of the business, we failed to maintain a sufficient number of professionals with an appropriate level of accounting and internal control knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. This material weakness contributed to additional material weaknesses, previously disclosed and remediated, as discussed below. In aggregate, these material weaknesses resulted in the misstatement of our revenues, revenue reserves, bad debt expense, property and equipment, research and development expense and related financial disclosures, and in the revision of the Company’s consolidated financial statements for the years ended December 31, 2017, December 31, 2018, and each interim period therein as well as the quarters ended March 31, 2019, June 30, 2019, and September 30, 2019. Additionally, this material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Based on this assessment and because of this material weakness, we concluded that the Company's internal control over financial reporting was not effective as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation Plan Activities

As it relates to the material weakness that continues to exist as of December 31, 2020, we performed the following actions:

•Increased the depth and experience of our Finance organization by increasing the number of management and staff members, expanding our technical experience in accounting, auditing and reporting matters, and performing internal controls training for management and staff members.
•Hired two Internal Audit Directors (one with broad Finance experience and one with relevant control experience over information technology environments). These individuals are focused on the development, maintenance and monitoring of our overall control environment and system of key internal controls over financial reporting.

We remain committed to the continued hiring and on-boarding of additional members of the organization supporting the internal control over financial reporting. As of December 31, 2020, we have filled key positions within the Finance organization and will continue to add skilled talent as complexities grow and needs arise.

These investments in resources have significantly improved the stability of our accounting organization. While significant progress has been made in response to the material weakness in the control environment, key remediation plan activities include additional training programs and hiring of additional resources in support of certain control activities. Additionally, time is needed to demonstrate sustainability as it relates to our internal control over financial reporting and improvements made to our complement of resources, including demonstrating sustained operating effectiveness of our internal controls.

Remediation of Previously Disclosed Material Weaknesses

Additional material weaknesses were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and the following elements have been remediated as of December 31, 2020:

•Material weakness related to the financial statement close process

We did not effectively execute our controls over the financial statement close process, to ensure the prevention or detection of a misstatement that could be material. Specifically, we previously concluded we did not have an effective business performance review control used to monitor the completeness and accuracy of the financial results and to identify potential failures in lower level controls. This control may not have detected errors in a timely manner that could be material to our interim or annual financial statements. Additionally, we did not have appropriate control over the review of journal entries to ensure that they were properly supported and recorded completely and accurately.

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

During the year ended December 31, 2020, we completed the testing and evaluation of the operating effectiveness of the newly designed and implemented and enhanced controls and concluded these material weaknesses have been remediated as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override of the controls. Projections of any evaluation of controls effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with policies or procedures.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)List the following documents filed as a part of this Annual Report on Form 10-K:
i.All financial statements;
ii.Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below. All financial statement schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the consolidated financial statements and notes thereto in Part II, Item 8 above.
iii.Those exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter) and by paragraph (b) below. Identify in the list each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.
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

Exhibit Index
		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-37918	3.1	October 26, 2016
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-37918	3.2	October 26, 2016
4.1	Specimen Common Stock Certificate of the Registrant.	S-1	333-213773	4.1	September 23, 2016
4.2	Amended and Restated Investors’ Rights Agreement dated May 16, 2014 by and among the Registrant and certain stockholders.	S-1/A	333-213773	4.2	October 7, 2016
4.3	Description of the Registrant's securities registered pursuant to section 12 of the securities exchange act of 1934.	10-K	333-213773	4.3	March 2, 2020
4.4	First amendment to third amended and restated loan and security agreement.	10-K	333-213773	4.4	March 2, 2020
4.8	Warrant to Purchase Stock issued to Life Science Loans, LLC dated as of June 3, 2014.	S-1	333-213773	4.8	September 23, 2016
10.1+	Form of Indemnification Agreement for directors and executive officers.	S-1	333-213773	10.1	September 23, 2016
10.2+	2006 Stock Plan, as amended, and Form of Option Agreement thereunder.	S-1	333-213773	10.2	September 23, 2016
10.3+	2016 Equity Incentive Plan and related form agreements.	S-1/A	333-213773	10.3	October 7, 2016
10.4+	2016 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-213773	10.4	October 7, 2016
10.5+	Executive Incentive Compensation Plan.	S-1/A	333-213773	10.5	October 7, 2016
10.6	Manufacturing Services Agreement dated March 1, 2009 between the Registrant and Jabil Circuit, Inc.	S-1	333-213773	10.6	September 23, 2016
10.7	Memorandum of Understanding dated February 16, 2015 between the Registrant and Jabil Circuit, Inc.	S-1	333-213773	10.7	September 23, 2016
10.8	Warland Business Park Lease dated April 20, 2015 between the Registrant and Warland Investments Company.	S-1	333-213773	10.8	September 23, 2016
10.9	Office Lease dated April 30, 2008 between the Registrant and 650 Townsend Associates, LLC.	S-1/A	333-213773	10.9	October 7, 2016
10.10	First Amendment to Lease dated February 26, 2010 between the Registrant and 650 Townsend Associates, LLC.	S-1	333-213773	10.10	September 23, 2016
10.11	Second Amendment to Lease dated December 19, 2011 between the Registrant and 650 Townsend Associates, LLC.	S-1	333-213773	10.11	September 23, 2016
10.12	Third Amendment to Lease dated January 8, 2014 between the Registrant and Big Dog Holdings, LLC, as successor in interest to 650 Townsend Associates LLC.	S-1	333-213773	10.12	September 23, 2016
10.13	Fourth Amendment to Lease dated April 22, 2015 between the Registrant and Big Dog Holdings, LLC, as successor in interest to 650 Townsend Associates LLC.	S-1	333-213773	10.13	September 23, 2016
10.14	Fifth Amendment to Lease dated November 20, 2015 between the Registrant and Big Dog Holdings, LLC, as successor in interest to 650 Townsend Associates LLC.	S-1	333-213773	10.14	September 23, 2016
10.15	Sixth Amendment to Lease dated August 10, 2016 between the Registrant and Big Dog Holdings, LLC, as successor in interest to 650 Townsend Associates LLC.	S-1	333-213773	10.15	September 23, 2016
10.16	Sublease dated October 29, 2009 between the Registrant and Freedomroads, LLC.	S-1/A	333-213773	10.16	October 7, 2016
10.17	First Amendment to Sublease dated June 1, 2010 between the Registrant and Freedomroads, LLC.	S-1/A	333-213773	10.17	October 7, 2016
10.18	Second Amendment to Sublease dated September 24, 2013 between the Registrant, Freedomroads, LLC and FRHP Lincolnshire, LLC.	S-1	333-213773	10.18	September 23, 2016
10.19	Sublease dated April 15, 2014 between the Registrant and Lone Star R.S. Platou, Inc.	S-1	333-213773	10.19	September 23, 2016
10.20±	Services Agreement dated December 24, 2013 between the Registrant and XIFIN, Inc.	S-1	333-213773	10.20	September 23, 2016

10.21	Second Amended and Restated Loan and Security Agreement dated December 4, 2015 between the Registrant and Silicon Valley Bank.	S-1/A	333-213773	10.21	October 7, 2016
10.22	Loan Agreement dated December 4, 2015 between the Registrant and Biopharma Secured Investments III Holdings Cayman LP.	S-1	333-213773	10.22	September 23, 2016
10.23	Guaranty and Security Agreement dated December 4, 2015 by the Registrant and each other grantor from time to time party thereto in favor of Biopharma Secured Investments III Holdings Cayman LP.	S-1	333-213773	10.23	September 23, 2016
10.24	Note Purchase Agreement dated November 16, 2012, as amended, by and between the Registrant and California HealthCare Foundation, exhibits related thereto and related Promissory Note.	S-1/A	333-213773	10.24	October 7, 2016
10.25+	Employment Letter to Kevin M. King dated July 23, 2012 between the Registrant and Kevin M. King.	S-1	333-213773	10.25	September 23, 2016
10.26+	Employment Letter to David A. Vort dated November 22, 2013 between the Registrant and David A. Vort.	S-1	333-213773	10.26	September 23, 2016
10.27+	Employment Letter to Derrick Sung dated March 24, 2015 between the Registrant and Derrick Sung.	S-1	333-213773	10.27	September 23, 2016
10.28+	Employment Letter to Matthew C. Garrett dated December 2, 2012 between the Registrant and Matthew C. Garrett.	S-1	333-213773	10.28	September 23, 2016
10.29	Form of Change of Control and Severance Agreement to be effective upon the closing of the offering.	10-Q	333-213773	10.29	November 14, 2017
10.30	Office Lease (Suite 500) dated August 9, 2016 between the Registrant and Big Dog Holdings, LLC.	S-1	333-213773	10.30	September 23, 2016
10.31	Note and Warrant Purchase Agreement dated November 1, 2012, by and among the Registrant and the persons and entities listed on the Schedule of Investors attached thereto as Exhibit A and exhibits related thereto.	S-1/A	333-213773	10.31	October 7, 2016
10.32	Office Lease dated May 1, 2017 between the Registrant and Radler Limited Partnership.	10-Q	333-213773	10.32	August 7, 2017
10.33	Employment Letter to Karim Karti dated June 12, 2018 between the Registrant and Karim Karti.	10-Q	333-213773	10.33	August 3, 2018
10.34	First Amendment to Lease dated June 5, 2018 between the Registrant and Warland Investments Company.	10-Q	333-213773	10.34	August 3, 2018
10.35	Office Lease dated October 4, 2018 between the Registrant and Big Dog Holdings LLC.
10.36	Third Amended and Restated Loan and Security Agreement, dated as of October 23, 2018, between Silicon Valley Bank, a California corporation, and iRhythm Technologies, Inc., a Delaware corporation.	8-K	333-213773	10.1	October 29, 2018
10.37	2016 Employee Stock Purchase Plan, as amended February 26, 2019, and related form agreements.	10-Q	333-213773	10.37	December 23, 2019
10.38	Employment Letter to Mark Day dated September 3, 2007 between the Registrant and Mark Day.	10-Q	333-213773	10.38	December 23, 2019
10.39	Development collaboration agreement by and among Verily Life Sciences LLC, Verily Ireland Limited, and iRhythm Technologies, Inc.	10-Q	333-213773	10.39	December 23, 2019
10.40	Executive Change in Control and Severance Policy	10-Q	333-213773	10.40	August 7, 2020
10.41	Underwriting Agreement by and among iRhythm Technologies, Inc. and J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC as representatives of the several underwriters named therein, dated August 18, 2020.	8-K	333-213773	10.41	August 21, 2020
21.10	List of Subsidiaries of Registrant.	S-1	333-213773	21.1	September 23, 2016
23.10	Consent of Independent Registered Public Accounting Firm
31.10	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.20	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

Company Name

Date: February 26, 2021	By:	/s/ Michael Coyle
Michael Coyle President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Coyle	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021
Michael Coyle

/s/ Douglas J. Devine	Chief Financial Officer (Principal Financial Officer)	February 26, 2021
Douglas J. Devine

/s/ Bruce G. Bodaken	Director	February 26, 2021
Bruce G. Bodaken

/s/ Ralph Snyderman M.D.	Director	February 26, 2021
Ralph Snyderman M.D.

/s/ C. Noel Bairey Merz, M.D.	Director	February 26, 2021
C. Noel Bairey Merz, M.D.

/s/ Mark J. Rubash	Director	February 26, 2021
Mark J. Rubash

/s/ Raymond W. Scott	Director	February 26, 2021
Raymond W. Scott

/s/ Renee Budig	Director	February 26, 2021
Renee Budig

/s/ Kevin M. King	Director	February 26, 2021
Kevin M. King

/s/ Abhijit Y. Talwalkar	Director and Chairman of the Board	February 26, 2021
Abhijit Y. Talwalkar