Form 10-Q
period 2021-03-31
iRhythm Technologies, Inc.
filed 2021-05-10
CIK 1388658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 30, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 29,303,050.
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
ii

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$137,375	$88,628
Short-term investments	124,911	246,589
Accounts receivable, net of allowances for doubtful accounts of $12,760 and $12,711 as of March 31, 2021 and December 31, 2020, respectively	59,982	29,932
Inventory	6,863	5,313
Prepaid expenses and other current assets	6,975	7,363
Total current assets	336,106	377,825
Property and equipment, net	37,447	34,247
Operating lease right-of-use assets	89,206	84,714
Goodwill	862	862
Other assets	14,866	14,091
Total assets	$478,487	$511,739
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,152	$4,365
Accrued liabilities	36,260	40,532
Deferred revenue	1,425	930
Debt, current portion	11,667	11,667
Operating lease liabilities, current portion	4,878	8,171
Total current liabilities	59,382	65,665
Debt, noncurrent portion	18,427	21,339
Other noncurrent liabilities	1,836	1,830
Operating lease liabilities, noncurrent portion	89,270	81,293
Total liabilities	168,915	170,127
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000,000 shares authorized at March 31, 2021 and December 31, 2020; and none issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value – 100,000,000 shares authorized at March 31, 2021 and December 31, 2020; 29,287,749 and 29,019,350 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	27	27
Additional paid-in capital	641,996	646,258
Accumulated other comprehensive income	12	11
Accumulated deficit	(332,463)	(304,684)
Total stockholders’ equity	309,572	341,612
Total liabilities and stockholders’ equity	$478,487	$511,739
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue, net	$74,311	$63,535
Cost of revenue	23,458	16,063
Gross profit	50,853	47,472
Operating expenses:
Research and development	8,510	8,415
Selling, general and administrative	69,813	48,230
Total operating expenses	78,323	56,645
Loss from operations	(27,470)	(9,173)
Interest expense	(335)	(380)
Other income, net	124	505
Loss before income taxes	(27,681)	(9,048)
Income tax provision	98	17
Net loss	$(27,779)	$(9,065)
Net loss per common share, basic and diluted	$(0.95)	$(0.34)
Weighted-average shares, basic and diluted	29,164,430	26,839,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(27,779)	$(9,065)
Other comprehensive income:
Net change in unrealized gains on available-for-sale securities	1	282
Comprehensive loss	$(27,778)	$(8,783)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(27,779)	$(9,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,036	1,551
Stock-based compensation	20,230	305
Accretion of discounts on investments, net and other	498	(167)
Provision for doubtful accounts and contractual allowances	9,768	9,184
Amortization of operating lease right-of-use assets	1,555	1,495
Changes in operating assets and liabilities:
Accounts receivable	(39,818)	(9,989)
Inventory	(1,608)	(191)
Prepaid expenses and other current assets	387	114
Other assets	(775)	(2,002)
Accounts payable	673	(2,835)
Accrued liabilities	(6,140)	(9,467)
Deferred revenue	495	(136)
Operating lease liabilities	(1,364)	(1,163)
Net cash used in operating activities	(41,842)	(22,366)
Cash flows from investing activities
Purchases of property and equipment	(4,211)	(3,405)
Purchases of available-for-sale investments	(30,054)	(8,009)
Sales of available-for-sale investments	—	14,525
Maturities of available-for-sale investments	151,300	56,800
Net cash provided by investing activities	117,035	59,911
Cash flows from financing activities
Payment of long term debt	(2,917)	—
Proceeds from issuance of common stock in connection with employee equity incentive plans	1,576	2,969
Tax withholding upon vesting of restricted stock awards	(25,105)	(4,462)
Net cash used in financing activities	(26,446)	(1,493)
Net increase in cash and cash equivalents	48,747	36,052
Cash and cash equivalents beginning of period	88,628	20,462
Cash and cash equivalents end of period	$137,375	$56,514
Supplemental disclosures of cash flow information
Interest paid	$331	$394
Non-cash investing and financing activities
Property and equipment costs included in accounts payable and accrued liabilities	$115	$136
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,757	$621
Capitalized stock-based compensation	$911	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock				Accumulated Other	Total
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders' Equity
Balances at December 31, 2019	26,682,720	$25	$395,695	$(260,393)	$82	$135,409
Issuance of common stock in connection with employee equity incentive plans, net	344,255	—	2,969	—	—	2,969
Tax withholding upon vesting of restricted stock awards	—	—	(4,462)	—	—	(4,462)
Stock-based compensation expense	—	—	305	—	—	305
Accounting Standards Codification 326 cumulative effect adjustment upon adoption	—	—	—	(461)	—	(461)
Net loss	—	—	—	(9,065)	—	(9,065)
Net change in unrealized gain on investments	—	—	—	—	282	282
Balances at March 31, 2020	27,026,975	$25	$394,507	$(269,919)	$364	$124,977

	Common Stock				Accumulated Other	Total
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders' Equity
Balances at December 31, 2020	29,019,350	$27	$646,258	$(304,684)	$11	$341,612
Issuance of common stock in connection with employee equity incentive plans, net	268,399	—	1,576	—	—	1,576
Tax withholding upon vesting of restricted stock awards	—	—	(25,105)	—	—	(25,105)
Stock-based compensation expense	—	—	19,267	—	—	19,267
Net loss	—	—	—	(27,779)	—	(27,779)
Net change in unrealized gain on investments	—	—	—	—	1	1
Balances at March 31, 2021	29,287,749	$27	$641,996	$(332,463)	$12	$309,572

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
On August 21, 2020, the Company issued and sold an aggregate of 1,257,142 shares (the “Shares”) of common stock, in a public offering at a price of $175.00 per share. The Shares included the full exercise of the underwriters’ option to purchase an additional 163,975 shares of common stock. Total proceeds received from the offering were $206.8 million, after deducting discounts and issuance costs.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2020, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other interim period or for any other future year.
The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2020, included in the Company’s annual report on Form 10-K, filed with the SEC on February 26, 2021.

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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

During the second half of 2020, the Company saw recovery of patient registrations for the Zio service to pre-COVID levels of the first quarter of 2020 and during the three months ended March 31, 2021, the Company experienced increasing levels in the Zio service patient registrations. However, this may be due, in some part, to the re-opening of certain regions within the United States and may not represent sustainable levels of patient registrations in future time periods.

The Company is continuously reviewing its liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic. The Company believes it will have adequate liquidity over the next 12 months to operate its business and to meet its cash requirements. As of March 31, 2021, the Company is in compliance with its financial covenants in its debt agreement.

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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

and the current financial, economic, and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to the Company's performance, financial condition, volume of business, results of operations, and cash flows.

Reimbursement

Government payors may change their coverage and reimbursement policies, as well as payment amounts, in a way that would prevent or limit reimbursement for the Zio service, which would significantly harm the Company. Government and other third-party payors require the Company to report the service for which it is seeking reimbursement by using a Current Procedural Terminology (“CPT”) code-set maintained by the American Medical Association (“AMA”). For Zio XT, the Company had historically utilized temporary CPT codes (or Category III CPT codes) used for newly introduced technologies and specific to our category of diagnostic monitoring. The process to convert Category III CPT codes to Category I CPT codes is governed by the AMA and Centers for Medicare and Medicaid (“CMS”). On October 25, 2019, the AMA’s CPT Editorial Panel established two new Category I CPT codes which are applicable to the Zio service and took effect on January 1, 2021. In August 2020, CMS published the Calendar Year 2021 Medicare Physician Fee Schedule Proposed Rule which proposed reimbursement for the Category I CPT codes that were higher than their associated Category III CPT codes. Following a comment period through October 2020, CMS published its Calendar Year 2021 Medicare Physician Fee Schedule Final Rule (the “Final Rule”) in December 2020. In the Final Rule, CMS chose not to finalize national pricing for four of the eight Category I CPT codes, 93241, 93243, 93245 and 93247 which include the CPT codes that the Company will primarily use to seek reimbursement for Zio XT.

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

On January 29, 2021, Novitas Solutions, the MAC which covers the region where the Company's Independent Diagnostic Testing Facility (“IDTF”) in Houston, Texas is located and where almost all Medicare services for Zio XT are processed, published rates for 2021 that were significantly below our historical Medicare rates for Zio XT. The Company believes that the published rates by Novitas on January 29, 2021, are based off of rates from CPT codes 93224 and 93226, which are existing CPT codes for external continuous electrocardiographic recording up to 48 hours, while the Zio service is capable of continuous monitoring for up to 14 days.

On April 10, 2021, Novitas published updated reimbursement rates for codes 93243 and 93247 at $103 and $115, respectively. The updated rates are retroactive to January 1, 2021 and replace rates initially published on January 29, 2021. The Company has accounted for this announcement as a recognized subsequent event and reflected the impact of this announcement in its condensed consolidated financial statements for the three months ended March 31, 2021. While these new rates represent an increase from the rates posted on January 29, 2021, the Company believes these rates do not appropriately reflect the clinical and economic value that long-term continuous ECG monitoring offers patients, their care teams and the Medicare system. Due to the cost of providing the service relative to the updated rates published by Novitas, the Company will not be able to provide the Zio service to the Medicare fee for service segment if these rates remain unchanged. However, the Company believes there are potential paths to more equitable rates which it plans to explore before making any changes to the availability of Zio XT in the Medicare portion of its business. It is the Company's strong preference that continued access to Zio XT is available to all patients.

The Company is currently holding a majority of Zio XT claims due to the CPT code transition. Claims are being held due to a combination of negotiations with payors and administrative delays with payors. The Company expects the level of held claims to remain high through the end of the second quarter of 2021. The high level of held claims has delayed most first quarter 2021 cash flows into the second quarter of 2021 or potentially beyond, and may impact the timing and accounting for various income statement items, particularly revenue recognition and bad debt expense. The Company has adequate balance sheet liquidity to manage through these delays in cash flow timing.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

If the published rates by Novitas remain unchanged or are not significantly improved for the CPT codes listed above, thereby allowing the Company to obtain adequate Medicare reimbursement for the Zio service in the future, the Company may be unable to provide the Zio service or would experience a significant loss of revenue, either of which would have a material adverse effect on our cash flows, results of operations and financial condition.

Further, a reduction in coverage by Medicare could cause some commercial third-party payors to implement similar reductions in their coverage or level of reimbursement of the Zio service. Given the evolving nature of the healthcare industry and on-going healthcare cost reforms, the Company will continue to be subject to changes in the level of Medicare coverage for its products, and unfavorable coverage determinations at the national or local level could adversely affect its results of operations. Although a large majority of commercial customers have re-contracted the Zio XT service since the establishment of the Category I codes on January 1, 2021 matching to pre-existing rates, if the Company is unsuccessful in improving the Medicare rates before calendar year 2022, it is prudent to expect that commercial rates may begin to be more negatively impacted next year. If published rates by Novitas are not increased to above the cost of revenue for the Zio service, and the Company is unable to achieve a level of revenues adequate to support its cost structure, this would raise substantial doubts about the Company's ability to continue as a going concern.

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

The Company evaluates expected credit losses by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. Expected credit losses on available-for-sale debt securities are recognized in other income, net in the condensed consolidated statements of operations, and any remaining unrealized losses, net of taxes, are reported as a component of accumulated other comprehensive loss. The Company did not recognize any credit losses on its available-for-sale securities during the three months ended March 31, 2021 and there were no impairment charges for unrealized losses in the periods presented.

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
The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended March 31, 2021	Year Ended December 31, 2020	Three Months Ended March 31, 2020
Balance, beginning of period	$12,711	$9,049	$9,049
Add: provision for doubtful accounts	3,095	10,515	4,592
Add: adoption of ASC 326	—	461	461
Less: write-offs, net of recoveries and other adjustments	(3,046)	(7,314)	(2,262)
Balance, end of period	$12,760	$12,711	$11,840

The following table presents the changes in the contractual allowance (in thousands):

	Three Months Ended March 31, 2021	Year Ended December 31, 2020	Three Months Ended March 31, 2020
Balance, beginning of period	$21,281	$15,433	$15,433
Add: provision for contractual allowances	6,673	20,916	4,592
Less: realized contractual adjustments	(3,185)	(15,068)	(3,477)
Balance, end of period	$24,769	$21,281	$16,548
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

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. The Company records an allowance for doubtful accounts based on the assessment of the collectability of customer accounts, considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Centers for Medicare and Medicaid Services (“CMS”), accounted for approximately 14% and 27% of the Company’s revenue for the three months ended March 31, 2021, and 2020, respectively. CMS accounted for 14% and 20% of accounts receivable at March 31, 2021 and December 31, 2020, respectively.
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

The Zio AT mobile cardiac telemetry monitor, a wearable patch-based biosensor, offers what the Zio XT offers plus the additional capability of transmissions during the wear period to assist physicians in diagnosing and treating the small percentage of the population requiring more timely action. During the wear period, physicians will receive notifications if there are significant events that meet predetermined arrhythmia detection criteria. The Zio AT service revenue is recognized ratably over the prescription period.

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

A small portion of the Company’s transactions are covered by third-party payors with whom there is neither a contractual agreement nor an established amount that the third-party payor will pay. In determining the collectability and transaction price for its service, the Company considers factors such as insurance claims which are adjudicated as allowable under the applicable policy and payment history from both payors and patient out-of-pocket costs, payor coverage, whether there is a contract between the payor or healthcare institution and the Company, historical amount received for the service, and any current developments or changes that could impact reimbursement and healthcare institution payments. Certain of these factors are forms of variable consideration which are only included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
A summary of the payment arrangements with third-party payors and healthcare institutions is as follows:
•Contracted third-party payors – The Company has contracts with negotiated prices for services provided to patients with commercial healthcare insurance coverage.
•CMS – The Company has received independent diagnostic testing facility approval from regional Medicare Administrative Contractors and will receive reimbursement per the relevant CPT code rates for the services rendered to the patient covered by CMS.
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

Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Disaggregated revenue by payor type and major service line for three months ended March 31, 2021 and March 31, 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Contracted third-party payors	$46,592	$31,710
Non-contracted third-party payors	5,278	3,376
Centers for Medicare & Medicaid	10,177	17,316
Healthcare Institutions	12,264	11,133
Total	$74,311	$63,535
Contract Liabilities
ASC 606 requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).

Certain of the Company’s customers pay the Company directly for the Zio XT service upon shipment of devices. Such advance payments are contract liabilities and are recorded as deferred revenue on the Condensed Balance Sheets and revenue is recognized when reports are delivered to the healthcare provider. During the three months ended March 31, 2021, $0.9 million relating to the contract liability balance at the beginning of 2021 was recognized as revenue. Total revenue recognized during the three months ended March 31, 2020 that was included in the contract liability balance at the beginning of 2020 was $1.2 million.
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

3. Cash Equivalents and Investments
The fair value of cash equivalents and available-for-sale investments at March 31, 2021 and December 31, 2020, were as follows (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Money market funds	$111,827	$—	$—	$111,827
U.S. government securities	70,436	22	—	70,458
Corporate notes	24,498	—	(10)	24,488
Commercial paper	29,965	—	—	29,965
Total cash equivalents and available-for-sale investments	$236,726	$22	$(10)	$236,738
Classified as:
Cash equivalents				$111,827
Short-term investments				124,911
Total cash equivalents and available-for-sale investments				$236,738
	December 31, 2020
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Money market funds	$59,823	$—	$—	$59,823
U.S. government securities	190,663	16	(2)	190,677
Corporate notes	26,426	2	(5)	26,423
Commercial paper	29,489	—	—	29,489
Total cash equivalents and available-for-sale investments	$306,401	$18	$(7)	$306,412
Classified as:
Cash equivalents				$59,823
Short-term investments				246,589
Total cash equivalents and available-for-sale investments				$306,412
The following table summarizes the fair value of the Company’s cash equivalents, short-term and long-term marketable securities classified by maturity (in thousands):

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	March 31, 2021	December 31, 2020
Due within one year	$236,738	$306,412
Due after one year through three years	—	—
Total cash equivalents and available-for-sale investments	$236,738	$306,412
There were no available-for-sale securities that were in an unrealized loss position for more than twelve months as of March 31, 2021. Unrealized losses as of March 31, 2021, and December 31, 2020, were not material. Available-for-sale securities held as of March 31, 2021 had a weighted average maturity of 86 days. At March 31, 2021, six investments were in an unrealized loss position and no investments have been in an unrealized loss position for more than one year.
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
The fair value of the Company’s outstanding interest-bearing obligations is estimated using the net present value of the future payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at March 31, 2021 were $30.1 million and $30.8 million, respectively. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at December 31, 2020 were $33.0 million and $33.9 million, respectively.
The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$111,827	$—	$—	$111,827
U.S. government securities	—	70,458	—	70,458
Corporate notes	—	24,488	—	24,488
Commercial paper	—	29,965	—	29,965
Total	$111,827	$124,911	$—	$236,738

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$59,823	$—	$—	$59,823
U.S. government securities	—	190,677	—	190,677
Corporate notes	—	26,423	—	26,423
Commercial paper	—	29,489	—	29,489
Total	$59,823	$246,589	$—	$306,412

5. Balance Sheet Components
Inventory and Other Assets
Inventory consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$2,579	$2,469
Finished goods	4,284	2,844
Total	$6,863	$5,313

    The Company uses PCBAs in each wearable Zio XT and Zio AT monitor as well as in the wireless gateway used in conjunction with the Zio AT monitor. The PCBAs are used numerous times and have useful lives beyond one year. Each time a PCBA is used in a wearable Zio XT monitor or Zio AT monitor, a portion of the cost of the PCBA is recorded as a cost of revenue. Each time a wireless gateway is used with a Zio AT monitor, a portion of the gateway is recorded as a cost of revenue. PCBAs which are recorded as other assets, were $12.9 million and $12.6 million as of March 31, 2021, and December 31, 2020, respectively.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Laboratory and manufacturing equipment	$4,915	$4,667
Computer equipment and software	2,005	2,005
Furniture and fixtures	3,793	3,794
Leasehold improvements	10,001	9,215
Internal-use software	32,619	28,416
Total property and equipment, gross	53,333	48,097
Less: accumulated depreciation and amortization	(15,886)	(13,850)
Total property and equipment, net	$37,447	$34,247

Depreciation and amortization expense was $2.0 million and $1.6 million for the three months ended March 31, 2021, and 2020, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued vacation	$6,959	$6,007
Accrued payroll and related expenses	16,579	19,709
Accrued ESPP contribution	2,455	851
Accrued professional services fees	1,386	1,709
Accrued interest	110	121
Claims payable	3,559	4,757
Other	5,212	7,378
Total accrued liabilities	$36,260	$40,532

6. Commitments and Contingencies
Legal Proceedings
From time to time, the Company is involved in claims and legal proceedings or investigations, that arise in the ordinary course of business. Such matters could have an adverse impact on its reputation, business and the financial condition and divert the attention of its management from the operation of its business. These matters are subject to many uncertainties and outcomes that are not predictable.
On February 1, 2021, a putative class action lawsuit was filed in the United States District Court for the Northern District of California alleging that the Company and its former Chief Executive Officer violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. The purported class includes all persons who purchased or acquired the Company's securities between August 4, 2020 and January 28, 2021. The complaint seeks unspecified damages purportedly sustained by the class. The Company believes the complaint to be without merit and plans to vigorously defend itself.
Development Agreement
On September 3, 2019, the Company entered into a Development Collaboration Agreement (the “Development Agreement”) with Verily Life Sciences LLC (“Verily”). The Development Agreement, which is over a 24 month term, involves joint development and production of intellectual property between the Company and Verily. Each participant has primary responsibility for certain aspects of development and approval, with all processes to be performed at each respective party’s own cost. Costs incurred by the Company in connection with the Development Agreement will be expensed as research and development expense in accordance with ASC 730, Research and Development.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

    The Company and Verily will develop certain next-generation atrial fibrillation (“AF”) screening, detection, or monitoring products pursuant to the Development Agreement, which products will involve combining Verily and the Company’s technology platforms and capabilities. Under the terms of the Development Agreement, the Company paid Verily an upfront fee of $5.0 million in 2019. In addition, the Company has agreed to make additional payments to Verily up to an aggregate of $12.75 million in milestone payments upon achievement of various development and regulatory milestones over the 24 months of the Development Agreement, which payments will be made in cash to Verily. During the year ended December 31, 2020, the Company recognized $7.0 million of research and development expense related to Verily milestones, of which $4.0 million is was paid during the three months ended March 31, 2021. No milestones were achieved during the three months ended March 31, 2021. The Company expects to incur additional expense of $3.0 million for the year ended December 31, 2021.

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
7. Debt
Bank Debt
In December 2015, the Company entered into a Second Amended and Restated Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). Under the SVB Loan Agreement, the Company could borrow, repay and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $15.0 million, until December 4, 2018, when all outstanding principal and accrued interest became due and payable. Any principal amount outstanding under the SVB Loan Agreement shall bear interest at a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” plus 0.25%. The Company could borrow up to 80% of its eligible accounts receivable, up to the maximum of $15.0 million.
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
Pursuant to the Third Amended and Restated SVB Loan Agreement, the Company obtained a term loan (“SVB Term Loan”) for $35.0 million. Total proceeds from the SVB Term Loan were used to pay off the loan agreement with Biopharma Secured Investments III Holdings Cayman LP (“Pharmakon”), totaling $35.8 million. The Company made interest-only payments through October 31, 2020. Beginning in November 2020, the Company began monthly payments of principal plus interest, which will continue through October 31, 2024. Interest charged on the SVB Term Loan will be the greater of (a) a floating rate based on the “Prime Rate” published by The Wall Street Journal minus 0.75%, or (b) 4.25%.

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
The Third Amended and Restated Loan Agreement requires the Company to maintain a minimum consolidated liquidity ratio or minimum adjusted Earnings Before Interest, Tax, Depreciation, and Amortization during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. The Company was in compliance with loan covenants as of March 31, 2021. The obligations under the Third Amended and Restated Loan Agreement are collateralized by substantially all assets of the Company.
8. Income Taxes
The Company recorded a tax provision related to its U.S. state taxes and the U.K. subsidiary during the three months ended March 31, 2021 and March 31, 2020. Due to the uncertainties surrounding the realization of the U.S. deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the U.S. net operating loss carryforwards and other deferred tax assets.
9. Stockholders’ Equity
Common stock
The Company’s amended and restated certificate of incorporation dated October 25, 2016, as amended, authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends were declared through March 31, 2021.
The Company had reserved shares of common stock for issuance as follows:

	March 31, 2021	December 31, 2020
Options issued and outstanding	553,064	609,881
Unvested restricted stock units	1,212,423	1,114,159
Shares available for grant under future stock plans	7,718,950	8,016,517
Shares available for future issuance	9,484,437	9,740,557

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

10. Equity Incentive Plans
Equity Incentive Plan Activity
A summary of share-based awards available for grant under the 2016 Equity Incentive Plan is as follows:

Awards Available for Grant
Balance at December 31, 2019	5,528,132
Additional awards authorized	1,333,928
Awards granted	(595,915)
Awards forfeited	156,623
Awards withheld for tax purposes	82,622
Balance at December 31, 2020	6,505,390
Awards granted	(470,959)
Awards forfeited	44,394
Awards withheld for tax purposes	128,998
Balance at March 31, 2021	6,207,823
During the three months ended March 31, 2021, 304,225 restricted stock units (“RSUs”) were granted, 202,336 RSUs vested, and 7,751 RSUs were forfeited.
The following table summarizes stock option activity under the 2006 and 2016 Equity Incentive Plans:

		Options Outstanding
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2019	1,503,247	$27.40	6.43	$62,401
Options exercised	(868,614)	$17.31
Options forfeited	(24,752)	$66.89
Balance at December 31, 2020	609,881	$40.18	6.24	$120,163
Options exercised	(56,111)	$28.09
Options forfeited	(706)	$78.89
Balances at March 31, 2021	553,064	$41.36	6.05	$53,923
Options exercisable – March 31, 2021	469,148	$36.51	5.88	$48,016
Options vested and expected to vest – March 31, 2021	550,842	$41.24	6.05	$53,774
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock.
The Company did not grant any options during the three months ended March 31, 2021, and 2020.

11. Stock-Based Compensation

Market-based RSU Valuation
The fair value of market based RSUs was estimated at the date of grant using the Monte-Carlo option pricing model with the assumptions below. Additional details on the Company's market based RSUs are included below.

Three Months Ended March 31,
2021
Expected term (in years)	0.74
Expected volatility	63.0%
Risk-free interest rate	0.17%
Dividend yield	—%

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Stock-Based Compensation
The following table summarizes the total stock-based compensation expense included in the statements of operations and comprehensive loss for all periods presented (in thousands):

	Three Months Ended, March 31,
	2021	2020
Cost of revenue	$423	$—
Research and development	1,659	741
Selling, general and administrative	18,148	(436)
Total stock-based compensation expense	$20,230	$305
As of March 31, 2021, there was total unamortized compensation costs of $2.9 million, net of estimated forfeitures, related to unvested stock options which the Company expects to recognize over a period of approximately 1 year, $114.5 million, net of estimated forfeitures, related to unrecognized RSU expense, which the Company expects to recognize over a period of 2.7 years, and $1.0 million unrecognized ESPP expense, which the Company will recognize over 0.7 years.
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
On June 19, 2020, the Company modified the terms of the 2019 awards to vest based on the Company’s average stock price for the 60 days preceding January 1, 2021. The modification impacted all active recipients of the 2019 awards, a total of ten recipients. The total incremental compensation cost resulting from the modification of $13.6 million was recognized ratably through March of 2021. The Company recognized $2.2 million of compensation cost for the three months ended March 31, 2021 in connection with the 2019 awards.
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
Compensation cost in connection with the probable number of shares that will vest will be recognized ratably through March 31, 2023. During the three months ended March 31, 2021 the Company recognized $1.4 million of compensation cost in connection with the February 2020 awards.
January 2021 Awards
In January 2021, the Company granted PRSU's ("January 2021 awards") for fiscal year 2021's annual consolidated revenue compared to fiscal year 2020's annual consolidated revenue, measuring a performance threshold of 10.0% to earn 100% of target. A total of 53,862 PRSU shares were granted with a grant date fair value of $13.9 million. The January 2021 awards also include a service-based component.
Compensation cost in connection with the probable number of shares that will vest will be recognized ratably through March 31, 2022. During the three months ended March 31, 2021, the Company determined that it was probable that the January 2021 Awards would vest and recognized $2.2 million of compensation cost in connection with the January 2021 awards.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

February 2021 Awards
In February 2021, the Company granted PRSU's ("February 2021 awards") for fiscal year 2023's annual unit volume CAGR compared to fiscal year 2020's annual unit volume CAGR, measuring a minimum performance threshold of 19.7% to earn 50% of target, and a maximum threshold of 29% achieved to earn 200% of target. A total of 112,872 PRSU shares were granted with grant date fair value of $17.3 million. The February 2021 awards also include a service-based component.
Compensation cost in connection with the probable number of shares that will vest will be recognized ratably through March 31, 2024. During the three months ended March 31, 2021, the Company determined that it was probable that the February 2021 Awards would vest and recognized $0.4 million of compensation cost in connection with the February 2021 awards.

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
On January 12, 2021, the Company's Chief Executive Officer ("CEO") resigned and entered into a CPSA with the Company. Pursuant to the original terms of the awards, the CEO will continue to vest in outstanding awards as long as services are provided to the Company under the CPSA as a non-employee consultant or a member of the Company's Board of Directors. In accordance with ASC 718, the Company recognized expense related to all awards expected to vest over the duration of the CPSA in the current period as an equity- based severance cost as the consulting services are not substantive.

Total expense related to non-employee stock-based compensation recognized for the three months ended March 31, 2021 was $5.0 million.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

12. Net Loss Per Common Share
As the Company has net losses for the three months ended March 31, 2021, and 2020, all potential common shares were deemed to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(27,779)	$(9,065)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	29,164,430	26,839,870
Net loss per common share, basic and diluted	$(0.95)	$(0.34)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the three months ended March 31, 2021 and 2020, because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	553,064	1,221,621
PRSUs and RSUs unvested	1,212,423	947,101
Total	1,765,487	2,168,722
13. Subsequent Events
On April 10, 2021, Medicare Administrative Contractor (“MAC”) Novitas published updated reimbursement rates which affect reimbursement for the Company’s Zio XT service. Rates for codes 93243 and 93247 were announced at $103 and $115, respectively. The updated rates are retroactive to January 1, 2021 and replace rates initially published on January 29, 2021. As the publication of the updated rates represents a resolution to uncertainties that existed as of the balance sheet date, the Company has accounted for this announcement as a recognized subsequent event and reflected the impact of this announcement in its condensed consolidated financial statements for the three months ended March 31, 2021.

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
We receive revenue for the Zio service primarily from third-party payors, which include commercial payors and government agencies, such as CMS, Veterans Administration, and the military. In addition, a small percentage of institutions, which are typically hospitals or private physician practices, purchase the Zio service from us directly. Our revenue in the third-party commercial payor category is primarily contracted, which means we have entered into pricing contracts with these payors. Third-party contracted payors accounted for approximately 63% and 50% of our revenue for the three months ended March 31, 2021 and 2020, respectively. Approximately, 14% and 27% of our total revenue for the three months ended March 31, 2021 and 2020, respectively, is received from Centers for Medicare and Medicaid Services ("CMS"), which is under established reimbursement codes. Healthcare institutions, which are typically hospitals or private physician practices accounted for approximately 17% and 18% of our revenue for the three months ended March 31, 2021 and 2020, respectively. Non-contracted third party payors and self-pay accounted for 7% and 5% of our total revenue for the three months ended March 31, 2021 and March 31, 2020, respectively. We rely on a third-party billing partner, XIFIN, Inc., to submit patient claims and collect from commercial payors, certain government agencies, and patients.
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

Beginning in mid-March 2020, we experienced decreasing levels in the Zio service patient registrations which impacted our revenues during the year ended December 31, 2020. This decrease in revenue is due to a variety of challenges associated with the COVID-19 pandemic in the United States, including, among others:

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

During the second half of 2020, we saw recovery of patient registrations for the Zio service to pre-COVID levels of the first quarter of 2020 and during the three months ended March 31, 2021 we experienced increasing levels in the Zio service patient registrations. However, this may be due, in some part, to the re-opening of certain regions within the United States and may not represent sustainable levels of patient registrations in future time periods.
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

Gross margin for the three months ended March 31, 2021 was negatively impacted due to the Novitas Medicare price decrease with limited impact of higher Zio AT volumes and COVID-related labor costs offset by volume benefits.

Although a large majority of our commercial customers have re-contracted the Zio XT service since the establishment of the Category I codes on January 1, 2021 matching to pre-existing rates, if we are unsuccessful in improving the Medicare rates before calendar year 2022, we believe it is prudent to expect that commercial rates may begin to be more negatively impacted next year which would have a negative impact on margins.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenue	$74,311	$63,535	$10,776	17%
Cost of revenue	23,458	16,063	7,395	46%
Gross profit	50,853	47,472	3,381	7%
Gross margin	68%	75%
Operating expenses:
Research and development	8,510	8,415	95	1%
Selling, general and administrative	69,813	48,230	21,583	45%
Total operating expenses	78,323	56,645	21,678	38%
Loss from operations	(27,470)	(9,173)	(18,297)	199%
Interest expense	(335)	(380)	45	(12)%
Other income, net	124	505	(381)	(75)%
Loss before income taxes	(27,681)	(9,048)	(18,633)	206%
Income tax provision	98	17	81	476%
Net loss	$(27,779)	$(9,065)	$(18,714)	206%
Revenue
Revenue increased $10.8 million, or 17%, to $74.3 million during the three months ended March 31, 2021 from $63.5 million during the three months ended March 31, 2020. The increase in revenue was primarily attributable to the increase in volume of the Zio services as a result of increased demand from our customers, partially offset by a decrease in revenue recognized from CMS, based on the updated 2021 published rates.
Cost of Revenue and Gross Margin
Cost of revenue increased $7.4 million, or 46%, to $23.5 million during the three months ended March 31, 2021 from $16.1 million during the three months ended March 31, 2020. The increase in cost of revenue was primarily due to increased Zio service volume as well as costs incurred to support a larger cost structure in 2021.

Gross margin for the three months ended March 31, 2021 was 68%, compared to 75% for the three months ended March 31, 2020. The decrease in gross margin is primarily due to the updated reimbursement rates announced by Novitas in April 2021.

Research and Development Expenses
Research and development expenses increased $0.1 million, or 1%, to $8.5 million during the three months ended March 31, 2021 from $8.4 million during the three months ended March 31, 2020. The increase was primarily attributable to a $2.3 million increase in bonus and stock-based compensation, and a $1.8 million reduction of expense due to an increase in costs capitalized to internal use software, as well as a $0.2 million decrease in employee travel expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $21.6 million, or 45%, to $69.8 million during the three months ended March 31, 2021 from $48.2 million during the three months ended March 31, 2020. The increase was due to $18.6 million increase in stock-based compensation primarily due to increased headcount and a reversal of PRSU expense recorded during the three months ended March 31, 2020, $8.4 million increase in payroll as a result of increased headcount, and $0.9 million increase in facility expenses, partially offset by a $2.8 million reduction in employee travel expense, and a $2.3 million reduction in temporary consultants.
Interest Expense
Interest expense was $0.3 million for the three months ended March 31, 2021, compared to $0.4 million for the three months ended March 31, 2020. There were no significant changes in interest expense during the three months ended March 31, 2021 compared with the three months ended March 31, 2020.
Other Income, Net
Other income, net was $0.1 million for the three months ended March 31, 2021, compared to $0.5 million for the three months ended March 31, 2020. There were no significant changes in other income, net during the three months ended March 31, 2021 compared with the three months ended March 31, 2020.
Liquidity and Capital Expenditures
Overview
We are continuously reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 global pandemic. We believe we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements.
As of March 31, 2021, we had cash and cash equivalents of $137.4 million, short-term investments of $124.9 million, and an accumulated deficit of $332.5 million.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(41,842)	$(22,366)
Investing activities	117,035	59,911
Financing activities	(26,446)	(1,493)
Net increase in cash and cash equivalents	$48,747	$36,052
Cash Used in Operating Activities
During the three months ended March 31, 2021, cash used in operating activities was $41.8 million, which consisted of a net loss of $27.8 million, adjusted by non-cash charges of $34.1 million and a net change of $48.2 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of a change in stock-based compensation of $20.2 million, allowance for doubtful accounts and contractual allowances of $9.8 million, depreciation and amortization of $2.0 million and amortization of right of use assets of $1.6 million. The change in our net operating assets and liabilities was primarily due to an increase of $39.8 million in accounts receivable, a decrease of $6.1 million in accrued liabilities, a decrease of $0.7 million in accounts payable and a decrease of $1.4 million in operating lease liability.
We are currently holding a majority of Zio XT claims due to the CPT code transition. Claims are being held due to a combination of negotiations with payors and administrative delays with payors. We expect the level of held claims to remain high through the end of the second quarter of 2021 and potentially beyond. The high level of held claims will delay some second quarter 2021 cash flows into the second half of 2021 or potentially beyond. We expect cash inflows from accounts receivable to improve in the second quarter of 2021 as we make progress on Zio XT claims processing and collections that have been delayed.
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

Cash Provided by Investing Activities
Cash provided by investing activities during the three months ended March 31, 2021 was $117.0 million, which consisted of $30.1 million in purchases of available for sale investments and $4.2 million of capital expenditures, partially offset by cash received from the maturities of available for sale investments of $151.3 million.
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
Cash Used in Financing Activities
During the three months ended March 31, 2021, cash used in financing activities was $26.4 million, primarily due to $25.1 million in tax withholding upon the vesting of RSUs. This practice will be updated to require employees to sell shares to cover tax liabilities and will not be a company use of cash beginning in June 2021. In addition, cash used in financing activities was due to repayment of debt of $2.9 million, partially offset by $1.6 million in proceeds from the issuance of common stock in connection with employee options exercises and our Employee Stock Purchase Program.
During the three months ended March 31, 2020, cash used in financing activities was $1.5 million, primarily due to $4.5 million in tax withholding upon the vesting of RSUs, partially offset by $3.0 million in proceeds from the issuance of common stock in connection with employee options exercises and our Employee Stock Purchase Plan.
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
Under the Third Amended and Restated SVB Loan Agreement, we may borrow, repay, and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $25.0 million, which includes an $11.0 million standby letter of credit sublimit availability. In October 2018, a $6.9 million standby letter of credit was obtained in connection with a lease for our San Francisco headquarters. Any principal amount outstanding under the Third Amended and Restated SVB Loan Agreement revolving credit line shall bear interest at an amount that is the greater of (a) a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” or (b) 5.00%. We may borrow up to 75% of eligible accounts receivable, up to the maximum of $25.0 million. As of March 31, 2021 no amount was outstanding under the revolving credit line.
The Third Amended and Restated Loan Agreement requires us to maintain a minimum consolidated liquidity ratio or minimum adjusted Earnings Before Interest, Tax, Depreciation, and Amortization during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. We were in compliance with loan covenants as of March 31, 2021. The obligations under the Third Amended and Restated Loan Agreement are collateralized by substantially all of our assets.

Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
Contractual Obligations
Our contractual obligations as of December 31, 2020 are presented in our Form 10-K filed with the SEC on February 26, 2021. There have been no material changes.
Critical Accounting Policies and Estimates
For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2020 ("Annual Report"). Refer to Note 2. Summary of Significant Accounting Policies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for all significant accounting policies. With the exception of the accounting policy described below, there have been no significant changes to our critical accounting policies as described in our Annual Report.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.
Interest Rate Sensitivity
We had cash, cash equivalents and investments of $262.3 million as of March 31, 2021, which consisted of bank deposits, money market funds, U.S. government securities, corporate notes, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
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
We had total outstanding debt of $30.1 million, which is net of debt discount and debt issuance costs, as of March 31, 2021. The Third Amended and Restated SVB Loan Agreement Note carries a variable interest rate based on the “Prime Rate” published by The Wall Street Journal. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Foreign Currency Exchange Rate Sensitivity
We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in British Pound Sterling. As of March 31, 2021 we do not consider this risk to be material. We do not utilize any forward foreign exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and our CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were not effective as of March 31, 2021, at the reasonable assurance level because of the material weakness in internal controls which was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and continues to exist as of March 31, 2021. Notwithstanding the material weakness, our management, including our CEO and CFO, has concluded that our consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2020, and in the Form 10-Q for the three months ending March 31, 2021, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Material Weakness Related to the Control Environment

We did not design or maintain an effective control environment commensurate with our financial reporting requirements. Given the rapid growth in the size and complexity of the business, we failed to maintain a sufficient number of professionals with an appropriate level of accounting and internal control knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. This material weakness contributed to the misstatement of our revenues, revenue reserves, bad debt expense, property and equipment, research and development expense and related financial disclosures, and in the revision of the Company’s consolidated financial statements for the years ended December 31, 2017, December 31, 2018, and each interim period therein as well as the quarters ended March 31, 2019, June 30, 2019, and September 30, 2019. Additionally, this material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Based on this assessment and because of this material weakness, we concluded that the Company's internal control over financial reporting was not effective as of March 31, 2021.

Remediation Plan Activities

As previously disclosed in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the years ended December 31, 2018, December 31, 2019 and December 31, 2020, we commenced a remediation plan with the goal of remediating the material weakness as soon as possible. In carrying out our remediation plan, management performed the following actions related to the material weakness noted above:

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

We remain committed to the continued hiring and on-boarding of additional members of the organization supporting the internal control over financial reporting. As of March 31, 2021, we have filled key positions within the Finance organization and will continue to add skilled talent as complexities grow and needs arise.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
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
ITEM 1A.    RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes thereto, before making a decision to invest in our common stock. The realization of any of the following risks could materially and adversely affect our business, financial condition, operating results and prospects. In that event, the price of our common stock could decline, and you could lose part or all of your investment

Summary of Risk Factor

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as more fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

•changes in public health insurance coverage and CMS reimbursement rates for the Zio service could affect the adoption and profitability of our Zio service;

•if third-party commercial payors do not provide any or adequate reimbursement, rescind or modify their reimbursement policies or delay payments for our products, including as a result of the Novitas Solutions reimbursement rates for our Zio XT service, or if we are unable to successfully negotiate reimbursement contracts, our commercial success could be compromised;

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

Governmental mandates related to the COVID-19 pandemic have impacted, and are expected to continue to impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which could disrupt our supply chain and reduce margins. For the employees who continue to support essential operations, including those at its manufacturing facilities, we have instituted protective equipment policies and, to the degree practical, social distancing measures to protect the safety of our employees. While we have continued to deliver our Zio service by operating with remote employees and essential employees on site, an extended implementation of these governmental mandates could further impact our ability to effectively provide our Zio service, and could impede progress of all ongoing initiatives. Appropriate social distancing techniques and other measures at our facilities have been implemented for the limited number of employees who have returned to work to support essential operations, and will not return until the risk to employee health has meaningfully diminished.

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
We have incurred net losses since our inception in September 2006. For the three months ended March 31, 2021, and 2020, we had net losses of $27.8 million and $9.1 million, respectively, and expect to continue to incur additional losses. As of March 31, 2021, we had an accumulated deficit of $332.5 million. The losses and accumulated deficit were primarily due to the substantial investments we made to develop and improve our technology and products and improve our business and the Zio service through research and development efforts and infrastructure improvements. Over the next several years, we expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our Zio service, which includes Zio XT and Zio AT, and to develop additional arrhythmia detection and management products and services. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses or at all. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.
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
For the three months ended March 31, 2021, we received approximately 14% of our revenue from reimbursement for our Zio service by CMS. Under CMS guidelines for participation in the Medicare program CMS designates us as an independent diagnostic treatment facility (“IDTF”). CMS imposes extensive and detailed requirements on IDTFs, including but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities and how and where we provide our monitoring solutions. Our failure to comply with applicable CMS rules could result in a discontinuation of our reimbursement under the CMS payment programs, our being required to return funds already paid to us, civil monetary penalties, criminal penalties and/or exclusion from the CMS programs.
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

In August 2020, CMS published the Calendar Year 2021 Medicare Physician Fee Schedule Proposed Rule which proposed reimbursement for the Category I CPT codes that were higher than their associated Category III CPT codes. Following a comment period through October 2020, CMS published its Calendar Year 2021 Medicare Physician Fee Schedule Final Rule (the “Final Rule”) in December 2020. In the Final Rule, CMS chose not to finalize national pricing for four of the eight Category I CPT codes (93241, 93243, 93245 and 93247) which include the CPT codes that we will primarily use to seek reimbursement for Zio XT. These codes were designated by CMS for contractor pricing in calendar 2021, which means that prices will be determined regionally by each Medicare Administrative Contractor (“MAC” or “MACs”).

On April 10, 2021, Novitas Solutions, the MAC which covers the region where our Independent Diagnostic Testing Facility ("IDTF") in Houston, Texas is located and where almost all of our Medicare services for Zio XT are processed, published rates for 2021 that were retroactive to January 1, 2021, and replaced the rates published on January 29, 2021. These rates were higher than the rates posted on January 29, 2021, but continue to be significantly below our historical Medicare rates for our Zio XT service. We are continuing to negotiate with Novitas to establish higher pricing for the Category I CPT Codes but can offer no assurances as to the timing or outcome of those discussions. As a result of our ongoing negotiations to improve reimbursement rates we are holding some Zio XT claims from being processed and this may result in less revenue being recognized in the second quarter of 2021. If the published rates by Novitas remain unchanged or are not significantly improved for the CPT codes listed above, thereby allowing us to obtain adequate Medicare reimbursement for the Zio service in the future, we may be unable to provide the Zio XT service or would experience a significant loss of revenue, either of which would have a material adverse effect on our cash flows, results of operations, and financial condition.

Determinations of which products or services will be reimbursed under Medicare can be developed at the national level through a national coverage determination (“NCD”) by CMS, or at the local level through a local coverage determination (“LCD”), by one or more of the regional MAC who are private contractors who establish and write LCD policies, process and pay claims on behalf of CMS for different regions. In the absence of a specific NCD, the MAC with jurisdiction over a specific geographic region will have the discretion to make an LCD. If Novitas Solutions were to change, limit or cease to cover the Zio service by altering the existing LCD, such a change could negatively impact our revenue from CMS.

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

We are currently holding a majority of Zio XT claims due to the CPT code transition. Claims are being held due to a combination of negotiations with payors and administrative delays with payors. We expect the level of held claims to remain high through the end of the second quarter of 2021 and potentially beyond. The high level of held claims will delay some second quarter 2021 cash flows into the second half of 2021 or potentially beyond, and may impact the timing and accounting for various income statement items, particularly revenue recognition and bad debt expense. We believe we have adequate balance sheet liquidity to manage through these delays in cash flow timing.

Controls imposed by CMS and commercial third-party payors designed to reduce costs, commonly referred to as “utilization review”, may affect our operations. Federal law contains numerous provisions designed to ensure that services rendered to CMS patients meet professionally recognized standards and are medically necessary, appropriate for the specific patient and cost-effective. These provisions include a requirement that a sampling of CMS patients must be reviewed by quality improvement organizations, which review the appropriateness of product prescriptions, the quality of care provided, and the appropriateness of reimbursement costs. Quality improvement organizations may deny payment for services or assess fines and also have the authority to recommend to the U.S. Department of Health and Human Services, that a provider which is in substantial noncompliance with the standards of the quality improvement organization be excluded from participation in the Medicare program. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (the “Affordable Care Act”), potentially expands the use of prepayment review by Medicare contractors by eliminating statutory restrictions on their use, and, as a result, efforts to impose more stringent cost controls are expected to continue. Utilization review is also a requirement of most non-governmental managed care organizations and other third-party payors. To date these controls have not had a significant effect on our operations, but significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material, adverse effect on our business, financial position and results of operations in the future.

Each state’s Medicaid program has its own coverage determinations related to our services, and some state Medicaid programs do not provide their recipients with coverage for our Zio XT service. Even if our Zio service is covered by a state Medicaid program, we must be recognized as a Medicaid provider by the state in which the Medicaid recipient receiving the services resides in order for us to be reimbursed by a state’s Medicaid program. Even if we are recognized as a provider in a state, Medicare’s rate for our Zio service may be low, and the Medicaid reimbursement amounts are sometimes as low, or lower, than the Medicare reimbursement rate. In addition, and as noted above, each state’s Medicaid program has its own coverage determinations related to our Zio service, and many state Medicaid programs do not provide their recipients with coverage for our Zio service. As a result of all of these factors, our Zio service is not reimbursed or only reimbursed at a very low dollar amount by many state Medicaid programs. In some cases, a state Medicaid program’s reimbursement rate for our Zio service might be zero dollars. Additionally, certain states may require Medicaid recipients to pay for part of the Zio Service, and since the recipients of Medicaid are low income individuals, we are often unable to collect any amounts directly from individual recipients of the Zio service covered by Medicaid. Low or zero dollar Medicaid reimbursement rates for our Zio service would have an adverse effect on our business, gross margins and revenues. Most of the Zio services we provide are reimbursed through Medicare or private third party payors and not Medicaid, but if that were to change in the future, or the percentage of Zio services provided to Medicaid recipients were to increase, our gross margins would be adversely affected as a result.

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
If third-party commercial payors do not provide any or adequate reimbursement, including as a result of the Novitas Solutions reimbursement rates for our Zio XT service, rescind or modify their reimbursement policies or delay payments for our products, including the Zio service, or if we are unable to successfully negotiate reimbursement contracts, our commercial success could be compromised.
We receive a substantial portion of our revenue from third-party private commercial payors, such as medical insurance companies. These commercial payors may reimburse our products, including the Zio service, at inadequate rates, suspend or discontinue reimbursement at any time, impose requirements that may result in a greater number of denied claims, or require or increase co-payments from patients. The recent actions taken by Novitas Solutions to reduce the reimbursement rates for use of the Zio XT service by Medicare patients could influence the price that commercial payors are willing to pay for our Zio service. Contracts with commercial payors, which set forth the Zio XT service reimbursement rates for us and physicians could be terminated or payors could seek to renegotiate them at any time to try to obtain pricing at reduced amounts at or near the Novitas Solutions reimbursement rates. Some payors do not have contracts with us and others that in are already in the process of negotiating contracts may look to renegotiate lower reimbursement rates for the Zio XT service in response to actions taken by Novitas Solutions immediately. Any such actions could have a significant and adverse effect on our revenue and the revenue of physicians who prescribe our Zio service. Physicians may not prescribe our Zio service unless payors reimburse a substantial portion of the submitted costs, including the physician’s, hospital’s or clinic’s charges related to the application of certain products, including the Zio monitor and the interpretation of results which may inform a diagnosis. Additionally, certain payors may require that physicians prescribe another arrhythmia diagnostic monitoring option prior to prescribing the Zio service. There is significant uncertainty concerning third-party reimbursement of any new product or service until a contracted rate is established. Reimbursement by a commercial payor may depend on a number of factors, including, but not limited to, a payor’s determination that the prescribed service is:
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
During the first quarter of 2021, we recognized approximately seven percent of our revenue from non-contracted third-party payors, and as a result, our quarterly operating results are difficult to predict.
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

Our industry is subject to rapid change and significantly affected by new product introductions, results of clinical research, corporate combinations and other factors. Large competitors in the ambulatory cardiac market include companies that sell standard Holter monitors including GE Healthcare, Philips Healthcare, Mortara Instrument, Inc., Spacelabs Healthcare Inc. and Welch Allyn Holdings, Inc., which was recently acquired by Hill-Rom Holdings, Inc. Additional competitors, such as BioTelemetry, Inc. recently acquired by Royal Philips, Preventice Solutions, Inc., recently acquired by Boston Scientific, Inc.

and Bardy Diagnostics, Inc. offer ambulatory cardiac monitoring services and also function as service providers. These companies have also developed other patch-based cardiac monitors that have received FDA and foreign regulatory clearances. There are also several small start-up companies trying to compete in the patch-based cardiac monitoring space. We are also aware of some small start-up companies entering the patch-based cardiac monitoring market. Large medical device companies may continue to acquire or form alliances with these smaller companies in order to diversify their product offering and participate in the digital health space.
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
As of March 31, 2021, we had $30.1 million outstanding under our term loan provided by of our loan agreement with Silicon Valley Bank (“SVB”). We must make significant annual debt payments under the loan agreement which will divert resources from other activities. Our debt with SVB is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The covenants in the loan agreement, as well as in any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control and future breaches of any of these covenants could result in a default under the loan agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the loan agreement to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.
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
As of December 31, 2020, we had federal and state net operating loss carryforwards (“NOLs”) of $368.2 million and $218.7 million, respectively, which if not utilized will begin to expire in 2027 for federal purposes and have begun expiring for state purposes. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage within a rolling three year period. Similar rules may apply under state tax laws. Future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could cause an “ownership change.” If an “ownership change” has occurred in the past or occurs in the future, Section 382 would impose an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. As of March 31, 2021, a Section 382 study is in the process of being performed. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.
We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

We are responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 9A of our Annual Reports on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021, we identified a material weakness in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, we concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework (2013).

To implement remedial measures as disclosed in Item 9A of our Annual Reports on Form 10-K for the years ended December 31, 2020, filed with the SEC on February 26, 2021, respectively, we committed additional resources, hired additional staff, and provided additional management oversight. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate the material weakness that continues to exist and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected.

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
Government payors, such as CMS, as well as insurers, have increased their efforts to control the cost, utilization and delivery of healthcare services. From time to time, the U.S. Congress has considered and implemented changes in the CMS fee schedules in conjunction with budgetary legislation. Further reductions of reimbursement by CMS for services or changes in policy regarding coverage of tests or other requirements for payment, such as prior authorization or a physician or qualified practitioner’s signature on test requisitions, may be implemented from time to time. Reductions in the reimbursement rates and changes in payment policies of other third-party payors may occur as well. Similar changes in the past have resulted in reduced payments as well as added costs and have added more complex regulatory and administrative requirements. For example, on January 29, 2021, Novitas Solutions, a MAC that we, physicians and hospitals rely on to process Medicare reimbursement claims related to our Zio service recently published reimbursement rates that were considerably lower than those than expected. On April 10, 2021, Novitas published rates for 2021 that were retroactive to the January 1, 2021 and replaced the rates that they published on January 29, 2021. These revised rates were higher that the rates posted on January 29, 2021, but continue to be significantly below our historical Medicare rates for our Zio XT service. As a result of our ongoing negotiations to improve reimbursement rates we are holding some Zio XT claims from being processed and this may result in less revenue being recognized in the second quarter of 2021. Further changes in federal, state, local and third-party payor regulations or policies may have a material adverse impact on our business. Actions by agencies regulating insurance or changes in other laws, regulations, or policies may also have a material adverse effect on our business.
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
Our manufacturing and design processes and those of our third-party suppliers are required to comply with the FDA’s Quality System Regulation (“QSR”) and the EU’s Medical Device Directive (“MDD”), through May 2021, after which time compliance with the MDR transitional provisions will be required. All of these regulations cover procedures and documentation requirements for the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of Zio monitors. We are also subject to similar state requirements and licenses, and to ongoing ISO compliance in all operations, including design, manufacturing, and service, to maintain our CE Mark. In addition, we must engage in extensive recordkeeping and reporting and must make available our facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities, EU Notified Bodies and comparable agencies in other countries. If we fail a regulatory inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse regulatory inspection could result in, among other things, a shutdown of our manufacturing or product distribution operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our product and cause our revenue to decline.
We are registered with the FDA as a medical device specifications developer and manufacturer. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Public Health (“CDPH”) to determine our compliance with the QSR and other regulations at both our design and manufacturing facilities, and these inspections may include the manufacturing facilities of our suppliers. Our design facilities in San Francisco, California were most recently inspected by the FDA in June 2016 and no formal 483 observations resulted. The most recent FDA inspection of our manufacturing facility occurred in October 2018 and no formal 483 observations resulted. No additional follow up with the FDA was required and we believe that we are in compliance, in all material respects, with the QSR.
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
Fluctuations in our stock price, volume of shares traded, and changes in our market valuations may make our stock less attractive to certain investors. Stockholders file securities class action litigation following periods of market volatility. Securities litigation, like the current action we are subject to in the District Court for the Northern District of California, could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations, financial condition, reputation and cash flows. These factors may materially and adversely affect the market price of our common stock.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd Frank Act, the listing requirements of The NASDAQ Stock Market and other applicable securities laws, rules and regulations. Compliance with these laws, rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, our management and other personnel divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404. We continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we will incur in order to remain compliant with our public company reporting requirements or the timing of such costs. Additional compensation costs and any future equity awards will increase our compensation expense, which will increase our general and administrative expense and could adversely affect our profitability.
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
As a public company, it is more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee and compensation committee. In addition, compliance with applicable rules and regulations for public companies is generally more expensive than it is for private companies.
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
ITEM 6.    EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of, and incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	10/25/16	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	6/23/20	3.1
3.3	Amended and Restated Bylaws.	8-K	10/25/16	3.2
3.4	Certificate of Amendment to the Amended and Restated Bylaws.	8-K	8/14/20	3.1
10.42	Multi-Tenant Office/Industrial Lease by and between iRhythm Technologies, Inc. and Katella/Holder Street LLC dated March 18, 2021.				X
31.1	Certification of Chief Executive Officer required by Securities Exchange Act Rules 13a-14(a) and 15d-14(a).				X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)				X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.				X
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
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

iRhythm Technologies, Inc.

Date: May 10, 2021	By:	/s/ Michael J. Coyle
Michael J. Coyle President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2021	By:	/s/ Douglas J. Devine
Douglas J. Devine Chief Financial Officer (Principal Financial Officer)