Form 10-Q
period 2021-06-30
iRhythm Technologies, Inc.
filed 2021-08-09
CIK 1388658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 30, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 29,403,360.
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
ii

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$138,872	$88,628
Short-term investments	116,792	246,589
Accounts receivable, net of allowances for doubtful accounts of $11,923 and $12,711 as of June 30, 2021 and December 31, 2020, respectively	63,423	29,932
Inventory	9,261	5,313
Prepaid expenses and other current assets	7,219	7,363
Total current assets	335,567	377,825
Property and equipment, net	47,086	34,247
Operating lease right-of-use assets	87,533	84,714
Goodwill	862	862
Other assets	14,176	14,091
Total assets	$485,224	$511,739
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,945	$4,365
Accrued liabilities	42,598	40,532
Deferred revenue	2,507	930
Debt, current portion	11,667	11,667
Operating lease liabilities, current portion	7,301	8,171
Total current liabilities	73,018	65,665
Debt, noncurrent portion	15,515	21,339
Other noncurrent liabilities	2,265	1,830
Operating lease liabilities, noncurrent portion	87,984	81,293
Total liabilities	178,782	170,127
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000,000 shares authorized at June 30, 2021 and December 31, 2020; and none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value – 100,000,000 shares authorized at June 30, 2021 and December 31, 2020; 29,386,146 and 29,019,350 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	27	27
Additional paid-in capital	656,231	646,258
Accumulated other comprehensive income	7	11
Accumulated deficit	(349,823)	(304,684)
Total stockholders’ equity	306,442	341,612
Total liabilities and stockholders’ equity	$485,224	$511,739
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue, net	$81,278	$50,878	$155,589	$114,413
Cost of revenue	25,995	15,484	49,453	31,547
Gross profit	55,283	35,394	106,136	82,866
Operating expenses:
Research and development	9,606	12,542	18,116	20,957
Selling, general and administrative	62,669	43,014	132,482	91,244
Total operating expenses	72,275	55,556	150,598	112,201
Loss from operations	(16,992)	(20,162)	(44,462)	(29,335)
Interest expense	(307)	(381)	(642)	(761)
Other income, net	55	237	179	742
Loss before income taxes	(17,244)	(20,306)	(44,925)	(29,354)
Income tax provision	116	131	214	148
Net loss	$(17,360)	$(20,437)	$(45,139)	$(29,502)
Net loss per common share, basic and diluted	$(0.59)	$(0.75)	$(1.54)	$(1.09)
Weighted-average shares, basic and diluted	29,318,894	27,176,601	29,242,089	27,008,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(17,360)	$(20,437)	$(45,139)	$(29,502)
Other comprehensive income:
Net change in unrealized gains on available-for-sale securities	(5)	(183)	(4)	99
Comprehensive loss	$(17,365)	$(20,620)	$(45,143)	$(29,403)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(45,139)	$(29,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,189	3,220
Stock-based compensation	30,490	10,073
Accretion of discounts on investments, net and other	1,010	(66)
Provision for doubtful accounts and contractual allowances	14,180	13,524
Amortization of operating lease right-of-use assets	3,227	2,986
Changes in operating assets and liabilities:
Accounts receivable	(47,671)	(12,994)
Inventory	(4,027)	(1,015)
Prepaid expenses and other current assets	145	592
Other assets	(29)	(2,728)
Accounts payable	1,873	(4,540)
Accrued liabilities	(1,985)	(9,689)
Deferred revenue	1,577	(54)
Operating lease liabilities	(2,576)	(2,326)
Reimbursement of tenant improvement allowance	2,351	—
Net cash used in operating activities	(42,385)	(32,519)
Cash flows from investing activities
Purchases of property and equipment	(10,134)	(5,586)
Purchases of available-for-sale investments	(46,429)	(8,009)
Sales of available-for-sale investments	—	14,525
Maturities of available-for-sale investments	175,300	88,645
Net cash provided by investing activities	118,737	89,575
Cash flows from financing activities
Payment of long term debt	(5,833)	—
Proceeds from issuance of common stock in connection with employee equity incentive plans	5,577	9,361
Tax withholding upon vesting of restricted stock awards	(25,852)	(5,149)
Net cash used in financing activities	(26,108)	4,212
Net increase in cash and cash equivalents	50,244	61,268
Cash and cash equivalents beginning of period	88,628	20,462
Cash and cash equivalents end of period	$138,872	$81,730
Supplemental disclosures of cash flow information
Interest paid	$658	$796
Non-cash investing and financing activities
Property and equipment costs included in accounts payable and accrued liabilities	$5,319	$1,369
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,047	$621
Capitalized stock-based compensation	$1,632	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock				Accumulated Other	Total
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders' Equity
Balances at March 31, 2021	29,287,749	$27	$641,996	$(332,463)	$12	$309,572
Issuance of common stock in connection with employee equity incentive plans, net	98,397	—	4,001	—	—	4,001
Tax withholding upon vesting of restricted stock awards	—	—	(747)	—	—	(747)
Stock-based compensation expense	—	—	10,981	—	—	10,981
Net loss	—	—	—	(17,360)	—	(17,360)
Net change in unrealized gain on investments	—	—	—	—	(5)	(5)
Balances at June 30, 2021	29,386,146	$27	$656,231	$(349,823)	$7	$306,442

	Common Stock				Accumulated Other	Total
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders' Equity
Balances at December 31, 2020	29,019,350	$27	$646,258	$(304,684)	$11	$341,612
Issuance of common stock in connection with employee equity incentive plans, net	366,796	—	5,577	—	—	5,577
Tax withholding upon vesting of restricted stock awards	—	—	(25,852)	—	—	(25,852)
Stock-based compensation expense	—	—	30,248	—	—	30,248
Net loss	—	—	—	(45,139)	—	(45,139)
Net change in unrealized gain on investments	—	—	—	—	(4)	(4)
Balances at June 30, 2021	29,386,146	$27	$656,231	$(349,823)	$7	$306,442

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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements

1. Organization and Description of Business
iRhythm Technologies, Inc. (the “Company”) was incorporated in the state of Delaware in September 2006. The Company is a digital healthcare company redefining the way cardiac arrhythmias are clinically diagnosed by combining wearable biosensing technology with cloud-based data analytics and deep-learning capabilities. The Company began commercial operations in the United States in 2008 following clearance by the U.S. Food and Drug Administration.

    The Company is headquartered in San Francisco, California, which also serves as a clinical center. The Company has additional clinical centers in Lincolnshire, Illinois and Houston, Texas and a manufacturing facility in Cypress, California. In March 2016, the Company formed a wholly-owned subsidiary in the United Kingdom. Additionally, in June 2021, the Company formed a wholly-owned subsidiary in Singapore. The Company manages its operations as a single operating segment. Substantially all of the Company’s assets are maintained in the United States. The Company derives substantially all of its revenue from sales to customers in the United States.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2020, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other interim period or for any other future year.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

During the second half of 2020, the Company saw recovery of patient registrations for the Zio service to pre-COVID levels of the first quarter of 2020. During the six months ended June 30, 2021, the Company experienced a further increase in the level of Zio service patient registrations. However, this may be due, in some part, to the re-opening of certain regions within the United States and may not represent sustainable levels of patient registrations in future time periods.

The Company is continuously reviewing its liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic. The Company believes it will have adequate liquidity over the next 12 months to operate its business and to meet its cash requirements. As of June 30, 2021, the Company is in compliance with its financial covenants in its debt agreement.

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

The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. This impact is having a material, adverse impact on liquidity, capital resources, supply chain, operations and business and those of the third parties on which the Company relies, and could worsen over time. The extent to which the COVID-19 pandemic impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions to contain the COVID-19 pandemic or treat its impact, among others. The full extent of potential delays or impacts on the business, financial condition, cash flows and results of operations remains unknown. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing the Company’s ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact short-term and long-term liquidity and the ability to operate on a timely basis, or at all.

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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Reimbursement

Government payors may change their coverage and reimbursement policies, as well as payment amounts, in a way that would prevent or limit reimbursement for the Zio service, which would significantly harm the Company. Government and other third-party payors require the Company to report the service for which it is seeking reimbursement by using a Current Procedural Terminology (“CPT”) code-set maintained by the American Medical Association (“AMA”). For Zio XT, the Company had historically utilized temporary CPT codes (or Category III CPT codes) used for newly introduced technologies and specific to our category of diagnostic monitoring. The process to convert Category III CPT codes to Category I CPT codes is governed by the AMA and Centers for Medicare and Medicaid (“CMS”). On October 25, 2019, the AMA’s CPT Editorial Panel established two new Category I CPT codes which are applicable to the Zio service and took effect on January 1, 2021. In August 2020, CMS published the Calendar Year 2021 Medicare Physician Fee Schedule Proposed Rule which proposed reimbursement for the Category I CPT codes that were higher than their associated Category III CPT codes. Following a comment period through October 2020, CMS published its Calendar Year 2021 Medicare Physician Fee Schedule Final Rule (the “Final Rule”) in December 2020. In the Final Rule, CMS chose not to finalize national pricing for four of the eight Category I CPT codes, 93241, 93243, 93245 and 93247 which include the CPT codes that the Company primarily uses to seek reimbursement for Zio XT.

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

On January 29, 2021, Novitas Solutions, the MAC which covers the region where the Company's Independent Diagnostic Testing Facility (“IDTF”) in Houston, Texas is located and where almost all Medicare services for Zio XT are processed, published rates for 2021 that were significantly below our historical Medicare rates for Zio XT. The Company believes that the published rates by Novitas on January 29, 2021, were based off of rates from CPT codes 93224 and 93226, which are existing CPT codes for external continuous electrocardiographic recording up to 48 hours, while the Zio service is capable of continuous monitoring for up to 14 days.

On April 10, 2021, Novitas published updated reimbursement rates for codes 93243 and 93247 at $103 and $115, respectively. The updated rates are retroactive to January 1, 2021 and replace rates initially published on January 29, 2021. While these new rates represent an increase from the rates posted on January 29, 2021, the Company believes these rates do not appropriately reflect the clinical and economic value that long-term continuous ECG monitoring offers patients, their care teams and the Medicare system. Due to the cost of providing the service relative to the updated rates published by Novitas, the Company may not be able to provide the Zio service to the Medicare fee for service segment if these rates remain unchanged. However, the Company believes there are potential paths to more equitable rates which it plans to explore before making any changes to the availability of Zio XT in the Medicare portion of its business. It is the Company's strong preference that continued access to Zio XT is available to all patients.
We submitted the majority of Zio XT claims from the first and second quarter of 2021 on a delayed basis due to the CPT code transition. Claims were being held due to a combination of negotiations with payors and administrative delays with payors. Most of the held claims were released and submitted by the end of the second quarter of 2021. Delays in reimbursements of these held claims from the payors can result in delays to our cash flows in the second half of 2021 and may impact the timing and accounting for various income statement items, particularly revenue recognition and bad debt expense. We believe we have adequate balance sheet liquidity to manage through these delays in cash flow timing.

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

Further, a reduction in coverage by Medicare could cause some commercial third-party payors to implement similar reductions in their coverage or level of reimbursement of the Zio service. Given the evolving nature of the healthcare industry and on-going healthcare cost reforms, the Company will continue to be subject to changes in the level of Medicare coverage for

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

its products, and unfavorable coverage determinations at the national or local level could adversely affect its results of operations. Although a large majority of commercial customers have re-contracted the Zio XT service since the establishment of the Category I codes on January 1, 2021 matching to pre-existing rates, if the Company is unsuccessful in improving the Medicare rates before calendar year 2022, it is prudent to expect that commercial rates may begin to be more negatively impacted next year. If published rates by Novitas are not increased to above the cost of service for Zio XT, and the Company is unable to achieve a level of revenues adequate to support its cost structure, or is unable to reduce its overall cost structure, this would raise substantial doubts about the Company's ability to continue as a going concern.

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

The Company evaluates expected credit losses by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. Expected credit losses on available-for-sale debt securities are recognized in other income, net in the condensed consolidated statements of operations, and any remaining unrealized losses, net of taxes, are reported as a component of accumulated other comprehensive loss. The Company did not recognize any credit losses on its available-for-sale securities during the three and six months ended June 30, 2021 and there were no impairment charges for unrealized losses in the periods presented.

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
The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Six Months Ended June 30, 2021	Year Ended December 31, 2020	Six Months Ended June 30, 2020
Balance, beginning of period	$12,711	$9,049	$9,049
Add: provision for doubtful accounts	3,703	10,515	5,957
Add: adoption of ASC 326	—	461	461
Less: write-offs, net of recoveries and other adjustments	(4,491)	(7,314)	(4,202)
Balance, end of period	$11,923	$12,711	$11,265

The following table presents the changes in the contractual allowance (in thousands):

	Six Months Ended June 30, 2021	Year Ended December 31, 2020	Six Months Ended June 30, 2020
Balance, beginning of period	$21,281	$15,433	$15,433
Add: provision for contractual allowances	10,477	20,916	7,567
Less: realized contractual adjustments	(6,450)	(15,068)	(7,245)
Balance, end of period	$25,308	$21,281	$15,755
Concentrations of Risk
Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. Cash balances are deposited in financial institutions which, at times may be in excess of federally insured limits. Cash equivalents are invested in highly-rated money market funds. The Company invests in a variety of financial instruments, such as, but not limited to, U.S. government securities, corporate notes, commercial paper and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material losses on its deposits of cash and cash equivalents or investments.

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. The Company records an allowance for doubtful accounts based on the assessment of the collectability of customer accounts, considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Centers for Medicare and Medicaid Services (“CMS”), accounted for approximately 14% of the Company's revenue for each of the three and six months ended June 30, 2021, and 27% of the Company’s revenue for each of the three and six months ended June 30, 2020. CMS accounted for 7% and 20% of accounts receivable at June 30, 2021 and December 31, 2020, respectively.
Revenue Recognition

The Company’s revenue is generated primarily from the provision of its cardiac rhythm monitoring service, the Zio XT service. The Zio XT is a cardiac rhythm monitoring service that has a patient wear period of up to 14 days and is billable when the monitoring reports are delivered to the healthcare provider, which is also when the service is complete and the Company recognizes revenue. The time from when the patient has the Zio XT device applied to the time the report is posted is generally around 25 days. The Company has concluded that the Zio XT service is one performance obligation on the basis that the customer cannot benefit from each component of the service on its own or together with other resources that are readily available to the customer.

The Zio AT mobile cardiac telemetry monitor, a wearable patch-based biosensor, offers what the Zio XT offers plus the additional capability of transmissions during the wear period to assist physicians in diagnosing and treating patients that require

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

more timely action. During the wear period, physicians will receive notifications if there are significant events that meet predetermined arrhythmia detection criteria. The Zio AT service revenue is recognized ratably over the prescription period.

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

Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Disaggregated revenue by payor type and major service line for three and six months ended June 30, 2021 and June 30, 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contracted third-party payors	$49,633	$26,544	$96,225	$58,254
Non-contracted third-party payors	6,547	2,868	11,825	6,244
Centers for Medicare & Medicaid	10,989	13,718	21,166	31,034
Healthcare Institutions	14,109	7,748	26,373	18,881
Total	$81,278	$50,878	$155,589	$114,413
Contract Liabilities
ASC 606 requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).

Certain of the Company’s customers pay the Company directly for the Zio XT service upon shipment of devices. Such advance payments are contract liabilities and are recorded as deferred revenue on the Condensed Balance Sheets and revenue is recognized when reports are delivered to the healthcare provider. During the six months ended June 30, 2021, $0.9 million relating to the contract liability balance at the beginning of 2021 was recognized as revenue. Total revenue recognized during the six months ended June 30, 2020 that was included in the contract liability balance at the beginning of 2020 was $1.2 million.
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
The Company recognizes compensation expense related to the Employee Stock Purchase Plan (“ESPP”) based on the estimated fair value of the options on the date of grant, net of estimated forfeitures. The Company estimates the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option pricing model for each purchase period. The grant date fair value is expensed on a straight-line basis over the offering period.

3. Cash Equivalents and Investments
The fair value of cash equivalents and available-for-sale investments at June 30, 2021 and December 31, 2020, were as follows (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Money market funds	$104,615	$—	$—	$104,615
U.S. government securities	56,188	10	—	56,198
Corporate notes	31,622	1	(4)	31,619
Commercial paper	28,975	—	—	28,975
Total cash equivalents and available-for-sale investments	$221,400	$11	$(4)	$221,407
Classified as:
Cash equivalents				$104,615
Short-term investments				116,792
Total cash equivalents and available-for-sale investments				$221,407
	December 31, 2020
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Money market funds	$59,823	$—	$—	$59,823
U.S. government securities	190,663	16	(2)	190,677
Corporate notes	26,426	2	(5)	26,423
Commercial paper	29,489	—	—	29,489
Total cash equivalents and available-for-sale investments	$306,401	$18	$(7)	$306,412
Classified as:
Cash equivalents				$59,823
Short-term investments				246,589
Total cash equivalents and available-for-sale investments				$306,412
The following table summarizes the fair value of the Company’s cash equivalents, short-term and long-term marketable securities classified by maturity (in thousands):

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	June 30, 2021	December 31, 2020
Due within one year	$221,407	$306,412
Due after one year through three years	—	—
Total cash equivalents and available-for-sale investments	$221,407	$306,412
There were no available-for-sale securities that were in an unrealized loss position for more than twelve months as of June 30, 2021. Unrealized losses as of June 30, 2021, and December 31, 2020, were not material. Available-for-sale securities held as of June 30, 2021 had a weighted average maturity of 66 days. At June 30, 2021, seven investments were in an unrealized loss position and no investments have been in an unrealized loss position for more than one year.
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
The fair value of the Company’s outstanding interest-bearing obligations is estimated using the net present value of the future payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at June 30, 2021 were $27.2 million and $27.8 million, respectively. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at December 31, 2020 were $33.0 million and $33.9 million, respectively.
The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$104,615	$—	$—	$104,615
U.S. government securities	—	56,198	—	56,198
Corporate notes	—	31,619	—	31,619
Commercial paper	—	28,975	—	28,975
Total	$104,615	$116,792	$—	$221,407

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$59,823	$—	$—	$59,823
U.S. government securities	—	190,677	—	190,677
Corporate notes	—	26,423	—	26,423
Commercial paper	—	29,489	—	29,489
Total	$59,823	$246,589	$—	$306,412

5. Balance Sheet Components
Inventory and Other Assets
Inventory consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$4,001	$2,469
Finished goods	5,260	2,844
Total	$9,261	$5,313

    The Company uses PCBAs in each wearable Zio XT and Zio AT monitor as well as in the wireless gateway used in conjunction with the Zio AT monitor. The PCBAs are used numerous times and have useful lives beyond one year. Each time a PCBA is used in a wearable Zio XT monitor or Zio AT monitor, a portion of the cost of the PCBA is recorded as a cost of revenue. Each time a wireless gateway is used with a Zio AT monitor, a portion of the gateway is recorded as a cost of revenue. PCBAs which are recorded as other assets, were $12.5 million and $12.6 million as of June 30, 2021, and December 31, 2020, respectively.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Laboratory and manufacturing equipment	$5,044	$4,667
Computer equipment and software	2,013	2,005
Furniture and fixtures	4,158	3,794
Leasehold improvements	17,399	9,215
Internal-use software	36,511	28,416
Total property and equipment, gross	65,125	48,097
Less: accumulated depreciation and amortization	(18,039)	(13,850)
Total property and equipment, net	$47,086	$34,247

Depreciation and amortization expense was $2.2 million and $4.2 million for the three and six months ended June 30, 2021, respectively, and $1.6 million and $3.2 million for three and six months ended June 30, 2020, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued vacation	$7,194	$6,007
Accrued payroll and related expenses	22,374	19,709
Accrued ESPP contribution	578	851
Accrued professional services fees	1,612	1,709
Accrued interest	96	121
Claims payable	4,669	4,757
Other	6,075	7,378
Total accrued liabilities	$42,598	$40,532

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
On February 1, 2021, a putative class action lawsuit was filed in the United States District Court for the Northern District of California alleging that the Company and our former Chief Executive Officer, Kevin M. King, violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. On August 2, 2021, the lead plaintiff filed an amended complaint that, in addition to the Company and Mr. King, also names our former Chief Executive Officer, Michael J. Coyle, and current interim Chief Executive Officer, Douglas J. Devine, as defendants. The purported class in the amended complaint includes all persons who purchased or acquired our common stock between August 4, 2020 and July 13, 2021. The amended complaint seeks unspecified damages purportedly sustained by the class. The Company believes the class action to be without merit and plans to vigorously defend itself.

On March 26, 2021, the Company received a subpoena from the U.S. Attorney’s Office for the Northern District of California requesting information related to communications with the Food and Drug Administration and the Company’s products. We have not been informed that the Company is considered a target of the investigation or committed any violations. The Company is cooperating fully and is providing the requested information.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

    The Company and Verily will develop certain next-generation atrial fibrillation (“AF”) screening, detection, or monitoring products pursuant to the Development Agreement, which products will involve combining Verily and the Company’s technology platforms and capabilities. Under the terms of the Development Agreement, the Company paid Verily an upfront fee of $5.0 million in 2019. In addition, the Company has agreed to make additional payments to Verily up to an aggregate of $12.75 million in milestone payments upon achievement of various development and regulatory milestones over the 24 months of the Development Agreement, which payments will be made in cash to Verily. During the year ended December 31, 2020, the Company recognized $7.0 million of research and development expense related to Verily milestones. No payment-triggering milestones were achieved during the six months ended June 30, 2021. The Company expects to incur an additional, milestone-related expense of $3.0 million for the year ended December 31, 2021.

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
Indemnifications
In the ordinary course of business, the Company enters into agreements pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by applicable law. The Company currently has directors’ and officers’ insurance. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions, and believes that the estimated fair value of these indemnification obligations is not material and it has not accrued any amounts for these obligations.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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
The Third Amended and Restated Loan Agreement requires the Company to maintain a minimum consolidated liquidity ratio or minimum adjusted Earnings Before Interest, Tax, Depreciation, and Amortization during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. The Company was in compliance with loan covenants as of June 30, 2021. The obligations under the Third Amended and Restated Loan Agreement are collateralized by substantially all assets of the Company.
8. Income Taxes
The Company recorded a tax provision related to its U.S. state taxes and the U.K. subsidiary during the six months ended June 30, 2021 and June 30, 2020. Due to the uncertainties surrounding the realization of the U.S. deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the U.S. net operating loss carryforwards and other deferred tax assets.
9. Stockholders’ Equity
Common stock
The Company’s amended and restated certificate of incorporation dated October 25, 2016, as amended, authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends were declared through June 30, 2021.
The Company had reserved shares of common stock for issuance as follows:

	June 30, 2021	December 31, 2020
Options issued and outstanding	527,536	609,881
Unvested restricted stock units	1,074,814	1,114,159
Shares available for grant under future stock plans	9,670,121	8,016,517
Shares available for future issuance	11,272,471	9,740,557

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

10. Equity Incentive Plans
Equity Incentive Plan Activity
A summary of share-based awards available for grant under the 2016 Equity Incentive Plan is as follows:

Awards Available for Grant
Balance at December 31, 2019	5,528,132
Additional awards authorized	1,333,928
Awards granted	(595,915)
Awards forfeited	156,623
Awards withheld for tax purposes	82,622
Balance at December 31, 2020	6,505,390
Additional awards authorized	1,450,967
Awards granted	(511,148)
Awards forfeited	193,816
Awards withheld for tax purposes	135,886
Balance at June 30, 2021	7,774,911
During the six months ended June 30, 2021, 344,414 restricted stock units (“RSUs”) were granted, 235,123 RSUs vested, and 74,840 RSUs were forfeited.
The following table summarizes stock option activity under the 2006 and 2016 Equity Incentive Plans:

		Options Outstanding
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2019	1,503,247	$27.40	6.43	$62,401
Options exercised	(868,614)	$17.31
Options forfeited	(24,752)	$66.89
Balance at December 31, 2020	609,881	$40.18	6.24	$120,163
Options exercised	(77,228)	$29.68
Options forfeited	(5,117)	$63.72
Balances at June 30, 2021	527,536	$41.49	5.73	$13,896
Options exercisable – June 30, 2021	467,756	$37.82	5.65	$13,792
Options vested and expected to vest – June 30, 2021	526,235	$41.41	5.73	$13,895
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock.
The Company did not grant any options during the six months ended June 30, 2021, and 2020.

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

Stock-Based Compensation
The following table summarizes the total stock-based compensation expense included in the statements of operations and comprehensive loss for all periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$493	$—	$916	$—
Research and development	1,427	2,205	3,086	2,946
Selling, general and administrative	8,340	7,563	26,488	7,127
Total stock-based compensation expense	$10,260	$9,768	$30,490	$10,073
As of June 30, 2021, there was total unamortized compensation costs of $2.2 million, net of estimated forfeitures, related to unvested stock options which the Company expects to recognize over a period of approximately 0.8 years, $103.1 million, net of estimated forfeitures, related to unrecognized RSU expense, which the Company expects to recognize over a period of 2.5 years, and $4.5 million unrecognized ESPP expense, which the Company will recognize over 0.9 years.
Performance-based RSUs (“PRSU”) and Market-based RSUs
The Company grants PRSUs to key executives of the Company. PRSUs can be earned in accordance with the performance equity program for each respective grant.
2019 Awards
In February 2019, the company granted PRSUs ("2019 awards") to be earned based on the compound annual growth rate ("CAGR") of fiscal year 2020's revenue compared to fiscal year 2018's revenue.
Due to the impact of the COVID-19 pandemic, management determined that the Company’s achievement of its performance targets described above, was not probable in the first quarter of fiscal year 2020. PRSU expense of $4.8 million recognized in fiscal year 2019 related to the 2019 awards was reversed in the first quarter of fiscal year 2020.
On June 19, 2020, the Company modified the terms of the 2019 awards to vest based on the Company’s average stock price for the 60 days preceding January 1, 2021. The modification impacted all active recipients of the 2019 awards, a total of ten recipients. The total incremental compensation cost resulting from the modification of $13.6 million was recognized ratably through March 31, 2021. The Company recognized $2.2 million of compensation cost for the six months ended June 30, 2021, and no expense for the three months ended June 30, 2021, in connection with the 2019 awards.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

February 2020 Awards
In February 2020, the company granted PRSUs ("February 2020 awards") for fiscal year 2022's annual unit volume CAGR compared to fiscal year 2019's annual unit volume CAGR, measuring a minimum performance threshold of 19.7% to earn 50% of target, and a maximum threshold of 29% achieved to earn 200% of target. A total of 133,834 PRSU shares were granted with grant date fair value of $11.0 million. The 2020 awards also include a service-based component.
Compensation cost in connection with the probable number of shares that will vest will be recognized ratably through March 31, 2023. During the three and six months ended June 30, 2021, the Company recognized $0.2 million and $1.7 million of compensation cost, respectively, in connection with the February 2020 awards.
January 2021 Awards
In January 2021, the Company granted PRSUs ("January 2021 awards") for fiscal year 2021's annual consolidated revenue compared to fiscal year 2020's annual consolidated revenue, measuring a performance threshold of 10.0% to earn 100% of target. A total of 53,862 PRSU shares were granted with a grant date fair value of $13.9 million. The January 2021 awards also include a service-based component.
Compensation cost in connection with the probable number of shares that will vest will be recognized ratably through March 31, 2022. During the three months ended June 30, 2021, the Company determined that it was probable that the January 2021 Awards would vest and recognized $2.3 million and $4.5 million of compensation cost for the three and six months ended June 30, 2021, respectively, in connection with the January 2021 awards.
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
Compensation cost in connection with the probable number of shares that will vest will be recognized ratably through March 31, 2024. During the three months ended June 30, 2021, the Company determined that it was probable that the February 2021 Awards would vest and recognized $0.3 million and $0.7 million of compensation cost for the three and six months ended June 30, 2021, respectively, in connection with the February 2021 awards.

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
On January 12, 2021, the Company's Chief Executive Officer ("CEO") resigned and entered into a CPSA with the Company. Pursuant to the original terms of the awards, the CEO will continue to vest in outstanding awards as long as services are provided to the Company under the CPSA as a non-employee consultant or a member of the Company's Board of Directors. In accordance with ASC 718, the Company recognized expense related to all awards expected to vest over the duration of the CPSA in the three months ended March 31, 2021, as an equity- based severance cost as the consulting services are not substantive.

Total expense related to non-employee stock-based compensation recognized for the six months ended June 30, 2021 was $5.0 million. The Company did not recognize any expense related to non-employee stock based compensation for the three months ended June 30, 2021.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

12. Net Loss Per Common Share
As the Company has net losses for the six months ended June 30, 2021, and 2020, all potential common shares were deemed to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(17,360)	$(20,437)	$(45,139)	$(29,502)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	29,318,894	27,176,601	29,242,089	27,008,236
Net loss per common share, basic and diluted	$(0.59)	$(0.75)	$(1.54)	$(1.09)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the six months ended June 30, 2021 and 2020, because their inclusion would be anti-dilutive:

	Six Months Ended June 30,
	2021	2020
Options to purchase common stock	527,536	943,850
PRSUs and RSUs unvested	1,074,814	1,143,404
Total	1,602,350	2,087,254

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
Overview
We are a digital healthcare company redefining the way cardiac arrhythmias are clinically diagnosed by combining our wearable biosensing technology with cloud-based data analytics and deep-learning capabilities. Our goal is to be the leading provider of ambulatory electrocardiogram (“ECG”) monitoring for patients at risk for arrhythmias. We have created a full portfolio of ambulatory cardiac monitoring services on a unique platform, called the Zio service, which combines an easy-to-wear and unobtrusive biosensor that can be worn for up to 14 consecutive days with powerful proprietary algorithms that distill data from millions of heartbeats into clinically actionable information. The Zio service consists of:
•wearable patch-based biosensors, Zio XT and Zio AT monitors, which continuously record and store ECG data from every patient heartbeat for up to 14 consecutive days; Zio AT offers the option of timely, detection-based transmission of data during the prescribed wear period;
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
We receive revenue for the Zio service primarily from third-party payors, which include commercial payors and government agencies, such as CMS, Veterans Administration, and the military. In addition, a small percentage of institutions, which are typically hospitals or private physician practices, purchase the Zio service from us directly. Our revenue in the third-party commercial payor category is primarily contracted, which means we have entered into pricing contracts with these payors. Third-party contracted payors accounted for approximately 62% and 51% of our revenue for the six months ended June 30, 2021 and 2020, respectively. Approximately, 14% and 27% of our total revenue for the six months ended June 30, 2021 and 2020, respectively, is received from Centers for Medicare and Medicaid Services ("CMS"), which is under established reimbursement codes. Healthcare institutions, which are typically hospitals or private physician practices accounted for approximately 17% of our revenue for each of the six months ended June 30, 2021 and 2020. Non-contracted third party payors and self-pay accounted for 8% and 5% of our total revenue for the six months ended June 30, 2021 and June 30, 2020, respectively. We rely on a third-party billing partner, XIFIN, Inc., to submit patient claims and collect from commercial payors, certain government agencies, and patients.
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

COVID-19 Impact

We cannot currently predict the extent or duration of the ongoing COVID-19 impact to our financial results. Although we cannot currently predict the extent or duration of the COVID-19 related impact to our financial results, we expect the impact of COVID-19 to be more significant in the near-term.

Beginning in mid-March 2020, we experienced decreasing levels in the Zio service patient registrations which impacted our revenues during the year ended December 31, 2020. This decrease in revenue is due to a variety of challenges associated with the COVID-19 pandemic in the United States, including, among others, a reduction in physician prescriptions for our Zio service due to:

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

During the second half of 2020, we saw recovery of patient registrations for the Zio service to pre-COVID levels of the first quarter of 2020 and during the six months ended June 30, 2021 we experienced increasing levels in the Zio service patient registrations. However, this may be due, in some part, to the re-opening of certain regions within the United States and may not represent sustainable levels of patient registrations in future time periods.
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
Revenue
The substantial majority of our revenue is derived from sales of our Zio service in the United States. We earn revenue from the provision of our Zio service primarily from contracted third-party payors, CMS and healthcare institutions. In addition, a small percentage of institutions, which are typically hospitals or private physician practices, purchase the Zio service from us directly, and a very small percentage of commercial non-contracted payors.
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
We are subject to seasonality similar to other companies in our field, as vacations by physicians and patients tend to affect enrollment in the Zio service more during the summer months and during the end of calendar year holidays compared to other times of the year. Revenue may be impacted by adjudication performance with contracted and non-contracted payors, as well as changes in the CMS reimbursement rates. Clinical capacity limitations may also restrict our ability to complete the performance obligations to achieve revenue recognition.
Cost of Revenue and Gross Margin
Cost of revenue includes direct labor, material costs, equipment and infrastructure expenses, device scrap and loss, amortization of internal-use software, allocated overhead, and shipping and handling. Direct labor includes payroll and personnel-related costs including stock-based compensation involved in manufacturing, clinical data curation, and customer service. Material costs include both the disposable materials costs of the Zio monitors and amortization of the re-usable printed circuit board assemblies (“PCBAs”). Each Zio XT monitor includes a PCBA, and each Zio AT monitor includes a PCBA and gateway board, the cost of which is amortized over the anticipated number of uses of the board. We expect cost of revenue to increase in absolute dollars to the extent our revenue grows.

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including increased contracting with third-party payors and institutional providers. We have in the past been able to increase our pricing as third-party payors become more familiar with the benefits of the Zio service and move to contracted pricing arrangements. We expect to continue to decrease the cost of revenue per device by obtaining volume purchase discounts for our material costs, implementing scan-time algorithm and process improvements, and software-driven and other workflow enhancements to reduce labor costs.

Gross margin for the six months ended June 30, 2021 was negatively impacted due to the Novitas Medicare price decrease, increased costs associated capacity constraints, with limited impact of higher Zio AT volumes and COVID-related labor costs, offset by volume benefits and improved payor adjudications.

Although a large majority of our commercial customers have re-contracted the Zio XT service since the establishment of the Category I codes on January 1, 2021 matching to pre-existing rates, if we are unsuccessful in improving the Medicare rates before calendar year 2022, we believe it is prudent to expect that commercial rates may begin to be more negatively impacted next year, which would have a negative impact on margins.
Research and Development Expenses
We expense research and development costs as they are incurred. Research and development expenses include payroll and personnel-related costs, including stock-based compensation, consulting services, clinical studies, laboratory supplies and allocated facility overhead costs. We expect our research and development costs to increase in absolute dollars as we hire additional personnel to develop new product and service offerings, product enhancements and clinical evidence.

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
Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue	$81,278	$50,878	$30,400	60%
Cost of revenue	25,995	15,484	10,511	68%
Gross profit	55,283	35,394	19,889	56%
Gross margin	68%	70%
Operating expenses:
Research and development	9,606	12,542	(2,936)	(23)%
Selling, general and administrative	62,669	43,014	19,655	46%
Total operating expenses	72,275	55,556	16,719	30%
Loss from operations	(16,992)	(20,162)	3,170	(16)%
Interest expense	(307)	(381)	74	(19)%
Other income, net	55	237	(182)	(77)%
Loss before income taxes	(17,244)	(20,306)	3,062	(15)%
Income tax provision	116	131	(15)	(11)%
Net loss	$(17,360)	$(20,437)	$3,077	(15)%
Revenue
Revenue increased $30.4 million, or 60%, to $81.3 million during the three months ended June 30, 2021 from $50.9 million during the three months ended June 30, 2020. The increase in revenue was primarily attributable to the increase in volume of the Zio services as a result of increased demand from our customers, partially offset by a decrease in revenue recognized from CMS, based on the updated 2021 published rates. Revenue was also impacted by improvements in adjudication performance with contracted and non-contracted payors, offset by clinical capacity limitations which restricted our ability to complete the performance obligations to achieve additional revenue recognition.
Cost of Revenue and Gross Margin
Cost of revenue increased $10.5 million, or 68%, to $26.0 million during the three months ended June 30, 2021 from $15.5 million during the three months ended June 30, 2020. The increase in cost of revenue was primarily due to increased Zio service volume as well as costs incurred to support a larger cost structure in 2021.

Gross margin for the three months ended June 30, 2021 was 68%, compared to 70% for the three months ended June 30, 2020. The decrease in gross margin is primarily due to the updated reimbursement rates announced by Novitas in April 2021, increased costs associated capacity constraints, with limited impact of higher Zio AT volumes and COVID-related labor costs offset, by volume benefits and improved payor adjudications.

Research and Development Expenses
Research and development expenses decreased $2.9 million, or 23%, to $9.6 million during the three months ended June 30, 2021 from $12.5 million during the three months ended June 30, 2020. The decrease was primarily attributable to a $3.0 million decrease in Verily milestone expense, and a $1.4 million reduction of compensation costs expense, partially offset by a $1.8 million increase in bonus expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $19.7 million, or 46%, to $62.7 million during the three months ended June 30, 2021 from $43.0 million during the three months ended June 30, 2020. The increase was due to a $8.6 million increase in compensation costs as a result of increased headcount, $5.4 million increase in bonus expense, $1.7 million increase in legal expense, $1.0 million increase in temporary labor, and a $1.0 million increase in facility expenses.
Interest Expense
Interest expense was $0.3 million for the three months ended June 30, 2021, compared to $0.4 million for the three months ended June 30, 2020. There were no significant changes in interest expense during the three months ended June 30, 2021 compared with the three months ended June 30, 2020.
Other Income, Net
Other income, net was $0.1 million for the three months ended June 30, 2021, compared to $0.2 million for the three months ended June 30, 2020. There were no significant changes in other income, net during the three months ended June 30, 2021 compared with the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue	$155,589	$114,413	$41,176	36%
Cost of revenue	49,453	31,547	17,906	57%
Gross profit	106,136	82,866	23,270	28%
Gross margin	68%	72%
Operating expenses:
Research and development	18,116	20,957	(2,841)	(14)%
Selling, general and administrative	132,482	91,244	41,238	45%
Total operating expenses	150,598	112,201	38,397	34%
Loss from operations	(44,462)	(29,335)	(15,127)	52%
Interest expense	(642)	(761)	119	(16)%
Other income, net	179	742	(563)	(76)%
Loss before income taxes	(44,925)	(29,354)	(15,571)	53%
Income tax provision	214	148	66	45%
Net loss	$(45,139)	$(29,502)	$(15,637)	53%
Revenue
Revenue increased $41.2 million, or 36%, to $155.6 million during the six months ended June 30, 2021 from $114.4 million during the six months ended June 30, 2020. The increase in revenue was primarily attributable to the increase in volume of the Zio services as a result of increased demand from our customers, partially offset by a decrease in revenue recognized from CMS, based on the updated 2021 published rates. Revenue was also impacted by improvements in adjudication performance with some contracted and non-contracted payors, offset by clinical capacity limitations which restricted our ability to complete the performance obligations to achieve additional revenue recognition.
Cost of Revenue and Gross Margin
Cost of revenue increased $17.9 million, or 57%, to $49.5 million during the six months ended June 30, 2021 from $31.5 million during the six months ended June 30, 2020. The increase in cost of revenue was primarily due to increased Zio service volume as well as costs incurred to support a larger cost structure in 2021.

Gross margin for the six months ended June 30, 2021 was 68%, compared to 72% for the six months ended June 30, 2020. The decrease in gross margin is primarily due to the updated reimbursement rates announced by Novitas in April 2021, increased costs, associated capacity constraints, with limited impact of higher Zio AT volumes and COVID-related labor costs offset by volume benefits and improved payor adjudications.

Research and Development Expenses
Research and development expenses decreased $2.8 million, or 14%, to $18.1 million during the six months ended June 30, 2021 from $21.0 million during the six months ended June 30, 2020. The decrease was primarily attributable to a $3.0 million decrease in Verily milestone expense, and a $2.3 million reduction of expense due to an increase in costs capitalized to internal use software, partially offset by a $2.9 million increase in compensation costs due to increased headcount.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $41.2 million, or 45%, to $132.5 million during the six months ended June 30, 2021 from $91.2 million during the six months ended June 30, 2020. The increase was due to a $22.4 million increase in compensation costs as a result of the increased headcount, a $19.4 million increase in stock-based compensation primarily due to increased headcount and a reversal of PRSU expense recorded during the six months ended June 30, 2020, and a $1.9 million increase in facility expenses, partially offset by a $2.0 million reduction in employee travel expense, and a $2.3 million reduction in allowance for doubtful accounts.

Interest Expense
Interest expense was $0.6 million for the six months ended June 30, 2021, compared to $0.8 million for the six months ended June 30, 2020. There were no significant changes in interest expense during the six months ended June 30, 2021 compared with the six months ended June 30, 2020.
Other Income, Net
Other income, net was $0.2 million for the six months ended June 30, 2021, compared to $0.7 million for the six months ended June 30, 2020. There were no significant changes in other income, net during the six months ended June 30, 2021 compared with the six months ended June 30, 2020.
Liquidity and Capital Expenditures
Overview
We are continuously reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 global pandemic. We believe we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements.
As of June 30, 2021, we had cash and cash equivalents of $138.9 million, short-term investments of $116.8 million, and an accumulated deficit of $349.8 million.
Our expected future capital requirements may depend on many factors including expanding our customer base, the expansion of our salesforce, and the timing and extent of spending on the development of our technology to increase our product offerings. The next Verily milestone is forecasted to be achieved in the second half of 2021. Additionally we will continue to pay down debt per our amortization schedule and will complete the build out of our new manufacturing facility in the second half of 2021.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six months ended June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(42,385)	$(32,519)
Investing activities	118,737	89,575
Financing activities	(26,108)	4,212
Net increase in cash and cash equivalents	$50,244	$61,268
Cash Used in Operating Activities
During the six months ended June 30, 2021, cash used in operating activities was $42.4 million, which consisted of a net loss of $45.1 million, adjusted by non-cash charges of $53.1 million and a net change of $50.3 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of a change in stock-based compensation of $30.5 million, allowance for doubtful accounts and contractual allowances of $14.2 million, depreciation and amortization of $4.2 million and amortization of right of use assets of $3.2 million. The change in our net operating assets and liabilities was primarily due to an increase of $47.7 million in accounts receivable, an increase of $4.0 million in inventory, a decrease of $2.0 million in accrued liabilities, an increase of $1.9 million in accounts payable and a decrease of $2.6 million in operating lease liability.
We submitted the majority of Zio XT claims from the first and second quarter of 2021 on a delayed basis due to the CPT code transition. Claims were being held due to a combination of negotiations with payors and administrative delays with payors. Most of the held claims were released and submitted by the end of the second quarter of 2021. Delays in reimbursements of these held claims from the payors can result in delays to our cash flows in the second half of 2021 and may impact the timing and accounting for various income statement items, particularly revenue recognition and bad debt expense. We believe we have adequate balance sheet liquidity to manage through these delays in cash flow timing.
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

Cash Provided by Investing Activities
Cash provided by investing activities during the six months ended June 30, 2021 was $118.7 million, which primarily consisted of cash received from the maturities of available for sale investments of $175.3 million, partially offset by $46.4 million in purchases of available for sale investments and $10.1 million of capital expenditures
Cash provided by investing activities during the six months ended June 30, 2020 was $89.6 million, which consisted of cash received from the maturities of available for sale investments of $88.6 million and sales of available for sale investments of $14.5 million. This was partially offset by $8.0 million in purchases of available for sale investments and $5.6 million of capital expenditures associated with leasehold improvements and internal use software.
Cash Used in Financing Activities
During the six months ended June 30, 2021, cash used in financing activities was $26.1 million, primarily due to $25.9 million in tax withholding upon the vesting of RSUs. This practice has been updated to require employees to sell shares to cover tax liabilities and has not been a company use of cash beginning in June 2021. In addition, cash used in financing activities was due to repayment of debt of $5.8 million, partially offset by $5.6 million in proceeds from the issuance of common stock in connection with employee options exercises and our Employee Stock Purchase Plan.
During the six months ended June 30, 2020, cash provided by financing activities was $4.2 million, primarily due to $9.4 million in proceeds from the issuance of common stock in connection with employee options exercises and our Employee Stock Purchase Plan, partially offset by $5.1 million in tax withholding upon the vesting of RSUs.
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
Under the Third Amended and Restated SVB Loan Agreement, we may borrow, repay, and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $25.0 million, which includes an $11.0 million standby letter of credit sublimit availability. In October 2018, a $6.9 million standby letter of credit was obtained in connection with a lease for our San Francisco headquarters. Any principal amount outstanding under the Third Amended and Restated SVB Loan Agreement revolving credit line shall bear interest at an amount that is the greater of (a) a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” or (b) 5.00%. We may borrow up to 75% of eligible accounts receivable, up to the maximum of $25.0 million. As of June 30, 2021 no amount was outstanding under the revolving credit line.
The Third Amended and Restated Loan Agreement requires us to maintain a minimum consolidated liquidity ratio or minimum adjusted Earnings Before Interest, Tax, Depreciation, and Amortization during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. We were in compliance with loan covenants as of June 30, 2021. The obligations under the Third Amended and Restated Loan Agreement are collateralized by substantially all of our assets.

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
Interest Rate Sensitivity
We had cash, cash equivalents and investments of $255.7 million as of June 30, 2021, which consisted of bank deposits, money market funds, U.S. government securities, corporate notes, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
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
We had total outstanding debt of $27.2 million, which is net of debt discount and debt issuance costs, as of June 30, 2021. The Third Amended and Restated SVB Loan Agreement Note carries a variable interest rate based on the “Prime Rate” published by The Wall Street Journal. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Foreign Currency Exchange Rate Sensitivity
We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in British Pound Sterling. As of June 30, 2021 we do not consider this risk to be material. We do not utilize any forward foreign exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer (“CEO”) (principal executive officer) and Chief Financial Officer (“CFO”) (principal financial officer), as appropriate to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and our CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were not effective as of June 30, 2021, at the reasonable assurance level because of the material weakness in internal controls which was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and continues to exist as of June 30, 2021. Notwithstanding the material weakness, our management, including our CEO and CFO, has concluded that our consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2020, and in the Form 10-Q for the three months ending June 30, 2021, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Material Weakness Related to the Control Environment

We did not design or maintain an effective control environment commensurate with our financial reporting requirements. Given the rapid growth in the size and complexity of the business, we failed to maintain a sufficient number of professionals with an appropriate level of accounting and internal control knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. This material weakness contributed to the misstatement of our revenues, revenue reserves, bad debt expense, property and equipment, research and development expense and related financial disclosures, and in the revision of the Company’s consolidated financial statements for the years ended December 31, 2017, December 31, 2018, and each interim period therein as well as the quarters ended March 31, 2019, June 30, 2019, and September 30, 2019. Additionally, this material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Based on this assessment and because of this material weakness, we concluded that the Company's internal control over financial reporting was not effective as of June 30, 2021.

Remediation Plan Activities

As previously disclosed in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the years ended December 31, 2018, December 31, 2019 and December 31, 2020, we commenced a remediation plan with the goal of remediating the material weakness as of December 31, 2021. In executing our remediation plan, management performed the following actions related to the material weakness noted above:

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

We remain committed to the continued hiring and on-boarding of additional members of the organization supporting the internal control over financial reporting. As of June 30, 2021, we have filled key positions within the Finance organization and will continue to add skilled talent as complexities grow and needs arise.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On February 1, 2021, a putative class action lawsuit was filed in the United States District Court for the Northern District of California alleging that the Company and our former Chief Executive Officer, Kevin M. King, violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. On August 2, 2021, the lead plaintiff filed an amended complaint that, in addition to the Company and Mr. King, also names our former Chief Executive Officer, Michael J. Coyle, and current interim Chief Executive Officer, Douglas J. Devine, as defendants. The purported class in the amended complaint includes all persons who purchased or acquired our common stock between August 4, 2020 and July 13, 2021. The amended complaint seeks unspecified damages purportedly sustained by the class. The Company believes the class action to be without merit and plans to vigorously defend itself.

On March 26, 2021, the Company received a subpoena from the U.S. Attorney’s Office for the Northern District of California requesting information related to communications with the Food and Drug Administration and the Company’s products. We have not been informed that the Company is considered a target of the investigation or committed any violations. The Company is cooperating fully and is providing the requested information.
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
The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking. The spread of COVID-19 in the United States has resulted in travel restrictions impacting all areas of our business, most notably our sales representatives. Many hospitals have also limited access for non-patients, including our sales professionals, which has negatively impacted our access to physicians and their patients. New hospital sanitization and social distancing protocols, as well as increased competition for resources within hospitals that have dedicated certain resources to COVID patients, have impacted and may continue to impact our business and operations. Additionally, we anticipate that the increase in the unemployment rate due to the impact of COVID-19 will decrease the number of potential patients with access to health insurance, which may result in fewer diagnostic procedures. As hospitals cancel and defer diagnostic and elective procedures, it reduces their revenue and impacts their financial results, which could result in pricing pressure on our services as they seek cost savings. Prolonged restrictions relating to COVID-19 could adversely affect our revenue, results of operations, cash flows, and financial position.

Although we saw recovery of patient registrations for the Zio service in the first half of 2021, we expect these challenges of the COVID-19 pandemic to continue to impact the volume of Zio services provided for the duration of the pandemic, but its extent cannot be quantified at this time. Our customers’ patients are also experiencing the economic impact of the current pandemic. Even an important diagnostic procedure like the Zio service may be less of a priority than other items for those patients who have lost their jobs, are furloughed, have reduced work hours or are worried about the continuation of their medical insurance. Such economic effects on patients may delay or disrupt our ability to both provision our service and collect co-payments or out-of-pocket costs, which would have an adverse effect on our revenue and cash flow. Patients may also be reluctant to visit their physicians or hospitals due to fear of contracting COVID-19. Physicians are not performing as many diagnostic tests for their patients and the facilities where these tests are performed may not be open, adequately staffed or open the entire day. Even where physicians continue to treat symptomatic patients, treatment of asymptomatic patients is being deferred in many cases. The reduction in diagnostic testing and physician visits, the increase in deferred treatment, and changes in patient behaviors are translating into fewer Zio services being prescribed.

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

Additionally, due to COVID-19, we have experienced delays in receiving Zio XT monitors back from patients, with some patients not returning the device at all. As a result, the increased prevalence of COVID-19 could result in negative changes to historical expectations around device return timelines and loss rates, both of which would negatively impact our finances. Finally, we anticipate that the COVID-19 pandemic may impact clinical and regulatory matters. COVID-19 is delaying enrollment in new clinical trials across the medical device industry and may affect any new trials we decide to pursue. Regulatory clearances may take extended duration of time as agencies focus on COVID-related priorities which, in turn, would delay our introduction of new products and services.

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
•the regulatory environment;
•expenses or loss of sales associated with unforeseen product quality issues;

•timing of physician prescriptions and demand for our Zio service;
•seasonality factors, such as patient and physician vacation schedules, severe weather conditions and insurance deductibles, that hamper or otherwise restrict when a patient seeking diagnostic services such as the Zio service visits the prescribing physician;
•the hiring, training and retention of key employees, including our ability to expand our sales team and clinical operations team;
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
For the six months ended June 30, 2021, we received approximately 14% of our revenue from reimbursement for our Zio service by CMS. Under CMS guidelines for participation in the Medicare program CMS designates us as an independent diagnostic treatment facility (“IDTF”). CMS imposes extensive and detailed requirements on IDTFs, including but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities and how and where we provide our monitoring solutions. Our failure to comply with applicable CMS rules could result in a discontinuation of our reimbursement under the CMS payment programs, our being required to return funds already paid to us, civil monetary penalties, criminal penalties and/or exclusion from the CMS programs.
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

In August 2020, CMS published the Calendar Year 2021 Medicare Physician Fee Schedule Proposed Rule which proposed reimbursement for the Category I CPT codes that were higher than their associated Category III CPT codes. Following a comment period through October 2020, CMS published its Calendar Year 2021 Medicare Physician Fee Schedule Final Rule (the “2021 Final Rule”) in December 2020. In the 2021 Final Rule, CMS chose not to finalize national pricing for four of the eight Category I CPT codes (93241, 93243, 93245 and 93247) which include the CPT codes that we will primarily use to seek reimbursement for Zio XT. These codes were designated by CMS for contractor pricing in calendar 2021, which means that prices will be determined regionally by each Medicare Administrative Contractor (“MAC” or “MACs”).

In April 2021, Novitas Solutions, the MAC which covers the region where our Independent Diagnostic Testing Facility ("IDTF") in Houston, Texas is located and where almost all of our Medicare services for Zio XT are processed, published rates for 2021 that were retroactive to January 1, 2021, and replaced the rates published on January 29, 2021. These rates were higher than the rates posted on January 29, 2021, but continue to be significantly below our historical Medicare rates for our Zio XT service. We are continuing to negotiate with Novitas to establish higher pricing for the Category I CPT Codes but can offer no assurances as to the timing or outcome of those discussions. If the published rates by Novitas remain unchanged or are not significantly improved for the CPT codes listed above, thereby allowing us to obtain adequate Medicare reimbursement for the Zio service in the future, we may be unable to provide the Zio XT service or would experience a significant loss of revenue, either of which would have a material adverse effect on our cash flows, results of operations, and financial condition.

In July 2021, CMS published the Calendar Year 2022 Medicare Physician Fee Schedule Proposed Rule (the “2022 Proposed Rule”). The 2022 Proposed Rule updated payment policies, payment rates, and other provisions for services furnished under the Medicare Physician Fee Schedule (“MPFS”) on or after January 1, 2022. The 2022 Proposed Rule is followed by a public comment period which will culminate with CMS’ release of a 2022 Final Rule, which is expected to be announced by early November 2021 for implementation on January 1, 2022. The policies announced in the 2022 Proposed Rule are therefore subject to change.

In the 2022 Proposed Rule, CMS did not propose national rates and proposed to continue with contractor pricing for CPT codes 93241, 93243, 93245 and 93247 for calendar year 2022. We plan to continue working with the MACs to establish pricing for these codes. We remain engaged with all of the MACs and are working with other industry participants to submit additional cost data on long-term continuous electrocardiogram (“ECG”) monitoring for consideration to establish appropriate local rates. We cannot provide certainty at this time on the potential outcome of the discussions with the MACs or on the timing of any action to be taken.

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

We submitted the majority of Zio XT claims from the first and second quarter of 2021 on a delayed basis due to the CPT code transition. Claims were being held due to a combination of negotiations with payors and administrative delays with payors. Most of the held claims were released and submitted by the end of the second quarter of 2021. Delays in reimbursements of these held claims from the payors can result in delays to our cash flows in the second half of 2021 and may impact the timing and accounting for various income statement items, particularly revenue recognition and bad debt expense. We believe we have adequate balance sheet liquidity to manage through these delays in cash flow timing.

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
We receive a substantial portion of our revenue from third-party private commercial payors, such as medical insurance companies. These commercial payors may reimburse our products, including the Zio service, at inadequate rates, suspend or discontinue reimbursement at any time, impose requirements that may result in a greater number of denied claims, or require or increase co-payments from patients. The recent actions taken by Novitas Solutions to reduce the reimbursement rates for use of the Zio XT service by Medicare patients could influence the price that commercial payors are willing to pay for our Zio service. Contracts with commercial payors, which set forth the Zio XT service reimbursement rates for us and physicians could be terminated or payors could seek to renegotiate them at any time to try to obtain pricing at reduced amounts at or near the Novitas Solutions reimbursement rates. Some payors do not have contracts with us and others that are already in the process of negotiating contracts may look to renegotiate lower reimbursement rates for the Zio XT service in response to actions taken by Novitas Solutions immediately. Any such actions could have a significant and adverse effect on our revenue and the revenue of physicians who prescribe our Zio service. Physicians may not prescribe our Zio service unless payors reimburse a substantial portion of the submitted costs, including the physician’s, hospital’s or clinic’s charges related to the application of certain products, including the Zio monitor and the interpretation of results which may inform a diagnosis. Additionally, certain payors may require that physicians prescribe another arrhythmia diagnostic monitoring option prior to prescribing the Zio service. There is significant uncertainty concerning third-party reimbursement of any new product or service until a contracted rate is established. Reimbursement by a commercial payor may depend on a number of factors, including, but not limited to, a payor’s determination that the prescribed service is:
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

We have experienced rapid growth in our headcount and in our operations. Any growth that we experience in the future will provide challenges to our organization, requiring us to expand our sales personnel, manufacturing, clinical, customer care and billing operations and general and administrative infrastructure. In addition to the need to scale our operational and service capacity, future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. Rapid expansion in personnel could mean that less experienced people manufacture our Zio monitors, market, sell and support our Zio service, and analyze the data to produce Zio reports, which could result in inefficiencies and unanticipated costs, reduced quality in either our Zio reports or manufactured devices, and disruptions to our service operations. Additionally, rapid expansion could require us to rely on overtime to increase capacity that could, in turn, result in greater employee attrition and/or a loss in productivity during the process of recruiting additional resources and bringing them up to competency.

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
As demand for the Zio service increases, we may encounter production or service delays or shortfalls. Such production or service delays or shortfalls may be caused by many factors, including the following:

•while we intend to continue to expand our manufacturing capacity, and our production processes may have to change to accommodate this growth, potentially involving significant capital expenditures;
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
•we are subject to state, federal and international regulations, including the FDA’s Quality System Regulation (“QSR”), the EU’s Medical Device Directive (“MDD”) and, as of May 2021, the EU’s Medical Device Regulation (“MDR”), and the developing regulations by Medicines & Healthcare Regulatory Agency (MHRA) post Brexit in the United Kingdom for both the manufacture of the Zio monitor and the provision of the Zio service, noncompliance with which could cause an interruption in our manufacturing and services;
•to increase our manufacturing output significantly and scale our services, we will have to attract and retain qualified employees for our operations; and
•in response to unexpectedly rapid growth of our business, clinical operations capacity may not meet demand while new resources are being recruited and trained, which would delay the return of diagnostic reports to our customers.
Our inability to successfully manufacture our Zio monitors in sufficient quantities, or provide the Zio service in a timely manner, would materially harm our business.

Our manufacturing facilities and processes and those of our third-party suppliers are subject to unannounced FDA, state and Notified Body regulatory inspections for compliance with the QSR, MDD and, in the near future, MDR and MHRA requirements. Developing and maintaining a compliant quality system is time consuming and investment intensive. Failure to maintain compliance with, or not fully complying with the requirements of the FDA and state regulators could result in enforcement actions against us or our third-party suppliers, which could include the issuance of warning letters, adverse publicity, seizures, prohibitions on product sales, recalls and civil and criminal penalties, any one of which could significantly impact our manufacturing supply and provision of services and impair our financial results. Failure to maintain compliance with, or not fully complying with the requirements of MDD, MDR, and MHRA could result in similar disruptions in the applicable markets.
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
•inability of the manufacturer or supplier to comply with the QSR, state regulatory authorities, and in some cases the Notified Body audits;
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
During the second quarter of 2021, we recognized approximately eight percent of our revenue from non-contracted third-party payors, and as a result, our quarterly operating results are difficult to predict.
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

Our industry is subject to rapid change and significantly affected by new product introductions, results of clinical research, corporate combinations and other factors. Large competitors in the ambulatory cardiac market include companies that sell standard Holter monitors including GE Healthcare, Philips Healthcare, Mortara Instrument, Inc., Spacelabs Healthcare Inc. and Welch Allyn Holdings, Inc., which was recently acquired by Hill-Rom Holdings, Inc. Additional competitors, such as BioTelemetry, Inc. recently acquired by Royal Philips, Preventice Solutions, Inc., recently acquired by Boston Scientific, Inc. and Bardy Diagnostics, Inc., potentially being acquired by Hill-Rom Holdings, Inc., offer ambulatory cardiac monitoring services and also function as service providers. These companies have also developed other patch-based cardiac monitors that have received FDA and foreign regulatory clearances. There are also several small start-up companies trying to compete in the patch-based cardiac monitoring space. We are also aware of some small start-up companies entering the patch-based cardiac monitoring market. Large medical device companies may continue to acquire or form alliances with these smaller companies in order to diversify their product offering and participate in the digital health space.
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
The market for medical devices, including the ambulatory cardiac monitoring segment, is competitive, dynamic, and marked by rapid and substantial technological development and product innovation. While there are barriers that would challenge new entrants or existing competitors from developing products that compete directly with ours, these barriers can be overcome. Demand for the Zio service and future related products or services could be diminished by equivalent or superior products and technologies offered by competitors. If we are unable to innovate successfully, our products and services could become obsolete and our revenue would decline as our customers purchase our competitors’ products and services.
In order to remain competitive, we must continue to develop new product offerings and enhancements to the Zio service. We can provide no assurance that we will be successful in monetizing our ECG database, expanding the indications for our Zio service, developing new products or commercializing them in ways that achieve market acceptance. In addition, if we develop new products, sales of those products may reduce revenue generated from our existing products. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop new products, applications or features or improve our algorithms due to constraints, such as insufficient cash resources, high employee turnover, inability to hire personnel with sufficient technical skills or a lack of other research and development resources, we may not be able to maintain our competitive position compared to other companies. Furthermore, many of our competitors devote a considerably greater amount of funds to their research and development programs than we do, and those that do not may be acquired by larger companies that would allocate greater resources to research and development programs. Our failure or inability to devote adequate research and development resources or compete effectively with the research and development programs of our competitors could harm our business.
We have entered into a development agreement with a third party that may not result in the development of commercially viable products or the generation of significant future revenues.

We have entered into a development agreement with Verily Life Sciences LLC (an Alphabet Company, referred to as “Verily”) to develop certain next-generation AF screening, detection, or monitoring products, which involve combining Verily and our technology platforms and capabilities (the “Development Agreement”). As part of the Development Agreement, we paid Verily an up-front fee of $5.0 million in cash, and $4.0 million in milestone payments during the year ended December 31, 2020 with an additional $4.0 million in milestone payments made in January of 2021. We have agreed to make additional payments over the term of the Development Agreement up to an aggregate of $12.75 million, subject to the achievement of certain development and regulatory milestones. The success of our collaboration with Verily is highly dependent on the efforts provided to the collaboration by Verily and us and the skill sets of our respective employees. Support of these development efforts requires significant resources, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts succeed, the FDA may not clear the developed products or may require additional product testing and clinical trials before clearing the developed products, which would result in product launch delays and additional expense. If cleared by the FDA, the developed products may not be accepted in the marketplace, and there is no assurance that adequate reimbursement will be available, or that an alternative payment model can be developed.

After the initial term and scope of the Development Agreement, and in order to commercialize any developed products with Verily, we will need to enter into a commercialization agreement. There is no guarantee that we will be able to enter into such an agreement on commercially reasonable terms or at all. If we are unable to reach agreement with Verily on terms, the up-front fee and regulatory and development milestone payments and our internal development costs would not be recovered and the licenses to use Verily’s technology will expire.

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
As of June 30, 2021, we had $27.2 million outstanding under our term loan provided by of our loan agreement with Silicon Valley Bank (“SVB”). We must make significant annual debt payments under the loan agreement which will divert resources from other activities. Our debt with SVB is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The covenants in the loan agreement, as well as in any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control and future breaches of any of these covenants could result in a default under the loan agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the loan agreement to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.
We have recently experienced management turnover, which creates uncertainties and could harm our business.

We have experienced significant changes in our executive leadership in the past eighteen months. In June 2021, our former Chief Executive Officer, Michael J. Coyle, announced he was resigning and our Chief Financial Officer, Douglas J. Devine, assumed the position of Interim Chief Executive Officer. In December 2020, our prior Chief Executive Officer, Kevin M. King, announced his retirement as our Chief Executive Officer. In June 2020, our Chief Financial Officer, Matthew C. Garrett, announced that he was resigning for personal reasons and in March 2020, our Chief Operating Officer, Karim Karti, resigned.

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
Our success depends largely on the continued services of key members of our executive management team and others in key management positions. For example, the services of Douglas J. Devine, our Interim Chief Executive Officer and Chief Financial Officer, are essential to formulating and executing on corporate strategy and to ensuring the continued operations and integrity of financial reporting within our company. In addition, the services provided by David A. Vort, our Executive Vice President of Sales, are critical to the growth that we have experienced in the sales of our Zio service. Our employees may terminate their employment with us at any time. If we lose one or more key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy. We do not currently maintain key person life insurance policies on these or any of our employees.
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
•obtaining and sustaining regulatory approvals and regulatory compliance where required for the sale of our products and services in various countries;
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
We could be adversely affected by violations of the FCPA, and similar worldwide anti-bribery laws which could have a material adverse effect on our business.
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
In the ordinary course of our business, we and our third-party billing and collections provider, XIFIN, collect, process, and store sensitive data, including legally-protected personally identifiable health information about patients in the United States and in the United Kingdom. This personally identifiable information may include, among other information, names, addresses, phone numbers, email addresses, insurance account information, age, gender, and heart rate data. We also process and store, and use additional third parties to process and store, sensitive intellectual property and other proprietary business information, including that of our customers, payors and collaborative partners. Our patient information is encrypted but not de-identified. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based computing center systems. These applications and data encompass a wide variety of business critical information, including research and development information, commercial information and business and financial information.

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

Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to or acquisition of our user data, we may also have obligations to notify users about the incident and we may need to provide some form of remedy for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises user data. In addition, the interpretation and application of consumer, health-related and data protection laws, rules and regulations in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws, rules and regulations may be interpreted and applied in a manner that is inconsistent with our practices or those of our distributors and partners. If we or these third parties are found to have violated such laws, rules or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business. In addition, California recently enacted the California Consumer Privacy Act ("CCPA"), which became effective on January 1, 2020, and will, among other things, require new disclosures to California consumers and afford such consumers new abilities to opt out of certain sales of personal information. It remains unclear how various provisions of the CCPA will be interpreted and enforced. The effects of the CCPA are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply with this legislation.
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
•possible write-offs or impairment charges relating to acquired businesses; and
•possible compliance, regulatory, or product issues.
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
As of December 31, 2020, we had federal and state net operating loss carryforwards (“NOLs”) of $368.2 million and $218.7 million, respectively, which if not utilized will begin to expire in 2027 for federal purposes and have begun expiring for state purposes. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage within a rolling three year period. Similar rules may apply under state tax laws. Future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could cause an “ownership change.” If an “ownership change” has occurred in the past or occurs in the future, Section 382 would impose an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. As of June 30, 2021, a Section 382 study is in the process of being performed. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.
We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

We are responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021, we identified a material weakness in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, we concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework (2013).

To implement remedial measures as disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021, we committed additional resources, hired additional staff, and provided additional management oversight. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate the material weakness that continues to exist and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected.
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
•the FDA’s Code of Federal Regulations, including but not limited to, 21 CFR Parts 820, 803, 806, and 801 that outlines requirements for medical device design, manufacturing, labeling, distribution, and post-market surveillance requirements;
•the European Union’s Medical Device Directives and Medical Device Regulations ("MDR") that outline requirements for medical device CE marking; and
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
The Zio monitors, including the associated software and algorithm, and the Zio service are subject to extensive regulation by the FDA in the United States, by the Competent Authorities in the European Union, and by the U.K. Government in the U.K. Such regulations are wide ranging and govern, among other things:
•product design, development, manufacture, and release;
•laboratory, preclinical and clinical testing, labeling, packaging, storage and distribution;
•premarketing clearance or approval;
•service operations
•record keeping;
•product marketing, promotion and advertising, sales and distribution; and
•post-marketing surveillance, including reporting of deaths or serious injuries and certain categories of field correction and removals.

Before a new medical device or service, or a new intended use for an existing product or service, can be marketed in the United States, a company must first submit and receive either 510(k) clearance or premarketing approval from the FDA, unless an exemption applies. Either process can be expensive, lengthy and unpredictable. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. Although we have obtained 510(k) clearance to market the Zio monitors and the Zio service (Software as a Medical Device elements), our clearance can be revoked if safety, efficacy, or significant regulatory compliance problems develop.
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
If we initiate a correction or removal for our Zio service to reduce a risk to health posed by the Zio service, we would be required to submit a publicly available Correction and Removal report to the FDA and, in many cases, similar reports to other regulatory agencies. This report could be classified by the FDA as a device recall which could lead to increased scrutiny by the FDA, other international regulatory agencies and our customers regarding the quality and safety of our Zio service. Furthermore, the submission of these reports are public and could be used by competitors against us and cause physicians to delay or cancel prescriptions, which could harm our reputation.
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
•operating restrictions, partial suspension or total shutdown of either production, distribution or service operation;
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
Material modifications to the intended use or technological characteristics of the Zio monitors or Zio service will require new 510(k) clearances, premarket approvals or CE Mark grants, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. Based on FDA published guidelines, the FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new clearance or approval; however, the FDA can review a manufacturer’s decision. Any modification to an FDA cleared device or service that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a premarket approval. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, the Zio monitors or Zio service in a timely fashion, or at all. Delays in obtaining required future clearances would harm our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. We have made modifications to the Zio monitors and Zio service in the past that we believe do not require additional clearances or approvals, and we may make additional modifications in the future. If the FDA or a Notified Body disagrees and requires new clearances or approvals for any of these modifications, we may be required to recall and to stop selling or marketing the Zio monitors and Zio service as modified, which could harm our operating results and require us to redesign our products or services. In these circumstances, we may be subject to significant enforcement actions.
If we or our suppliers fail to comply with the FDA’s QSR or the European Union’s Medical Device Directive and Medical Device Regulations, our manufacturing or distribution operations could be delayed or shut down and our revenue could suffer.
Our manufacturing and design processes and those of our third-party suppliers are required to comply with the FDA’s Quality System Regulation (“QSR”) and the EU’s Medical Device Directive (“MDD”), through May 2021, after which time compliance with the MDR transitional provisions will be required until full transition to MDR compliance is achieved. All of these regulations cover procedures and documentation requirements for the design, testing, production, control, quality assurance, labeling, packaging, storage, shipping, and post-market surveillance of Zio monitors and associated software. We are also subject to similar state requirements and licenses, and to ongoing ISO 13485:2016 compliance in all operations to maintain our CE Mark. In addition, we must engage in extensive recordkeeping and reporting and must make available our facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities, Notified Bodies and comparable agencies in other countries. If we perform poorly in a regulatory inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse regulatory inspection could result in, among other things, a shutdown of our manufacturing or product distribution operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions, warning letters, and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our product and cause our revenue to decline.
We are registered with the FDA as a medical device specifications developer and manufacturer. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug

Branch of the California Department of Public Health (“CDPH”) to determine our compliance with the QSR and other regulations at both our design and manufacturing facilities, and these inspections may include the manufacturing facilities of our suppliers. Our design facilities in San Francisco, California were most recently inspected by the FDA in June 2016 and no formal 483 observations resulted. The most recent FDA inspection of our manufacturing facility occurred in October 2018 and no formal 483 observations resulted. The FDA also performed a Remote Regulatory Assessment ("RRA") of our design facilities in San Francisco, California, which concluded in May 2021. The FDA does not issue formal 483 observations at the conclusion of RRAs.
We are also registered with the EU as a medical device developer, manufacturer and service operator through the National Standard Authority of Ireland (“NSAI”) our European Notified Body. Most recently, the NSAI completed an ISO 13485 surveillance audit of our design, manufacturing and service operations in May 2021 and we expect a renewal of our ISO 13485 certification by the end of August 2021.
We can provide no assurance that we will continue to remain in compliance with the QSR or MDD, or to the European Union's new MDRs, which will be required to comply with the transitional provisions by May 2021. If the FDA, CDPH or NSAI inspect any of our facilities and discover compliance problems, we may have to cease manufacturing and product distribution until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a delay at our manufacturing facility we may be unable to produce Zio monitors, which would harm our business.
Zio monitors may in the future be subject to product recalls that could harm our reputation.
The FDA and similar governmental authorities in other countries have the authority to require the recall of commercialized products in the event of material regulatory deficiencies or device defects. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors, design issues, or labeling defects. Recalls of Zio monitors and associated software would divert managerial attention, be expensive, harm our reputation with customers and harm our financial condition and results of operations. A recall announcement would also negatively affect our stock price.
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

iRhythm Technologies, Inc.

Date: August 9, 2021	By:	/s/ Douglas J. Devine
Douglas J. Devine Interim Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)