Form 10-Q
period 2021-09-30
iRhythm Technologies, Inc.
filed 2021-11-05
CIK 1388658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 29, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 29,425,897.
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
•the impact of supply chain disruptions on our operations and financial results;
•the impact of inflationary costs on our operations and financial results;
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
ii

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC as exhibits to the Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.
iii

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$167,371	$88,628
Short-term investments	89,396	246,589
Accounts receivable, net	52,820	29,932
Inventory	9,960	5,313
Prepaid expenses and other current assets	5,641	7,363
Total current assets	325,188	377,825
Property and equipment, net	53,429	34,247
Operating lease right-of-use assets	86,116	84,714
Goodwill	862	862
Other assets	14,655	14,091
Total assets	$480,250	$511,739
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,893	$4,365
Accrued liabilities	53,141	40,532
Deferred revenue	2,374	930
Debt, current portion	11,667	11,667
Operating lease liabilities, current portion	10,707	8,171
Total current liabilities	82,782	65,665
Debt, noncurrent portion	12,603	21,339
Other noncurrent liabilities	2,432	1,830
Operating lease liabilities, noncurrent portion	86,593	81,293
Total liabilities	184,410	170,127
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000,000 shares authorized at September 30, 2021 and December 31, 2020; and none issued and outstanding	—	—
Common stock, $0.001 par value – 100,000,000 shares authorized at September 30, 2021 and December 31, 2020; 29,421,341 and 29,019,350 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	27	27
Additional paid-in capital	669,373	646,258
Accumulated other comprehensive income	(6)	11
Accumulated deficit	(373,554)	(304,684)
Total stockholders’ equity	295,840	341,612
Total liabilities and stockholders’ equity	$480,250	$511,739
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue, net	$85,432	$71,944	$241,021	$186,357
Cost of revenue	29,284	18,232	78,737	49,779
Gross profit	56,148	53,712	162,284	136,578
Operating expenses:
Research and development	8,685	8,768	26,801	29,725
Selling, general and administrative	70,745	49,701	203,227	140,945
Total operating expenses	79,430	58,469	230,028	170,670
Loss from operations	(23,282)	(4,757)	(67,744)	(34,092)
Interest expense	(279)	(384)	(921)	(1,145)
Other income (expense), net	(76)	569	103	1,311
Loss before income taxes	(23,637)	(4,572)	(68,562)	(33,926)
Income tax provision	94	105	308	253
Net loss	$(23,731)	$(4,677)	$(68,870)	$(34,179)
Net loss per common share, basic and diluted	$(0.81)	$(0.17)	$(2.35)	$(1.25)
Weighted-average shares, basic and diluted	29,397,845	28,050,210	29,294,559	27,358,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(23,731)	$(4,677)	$(68,870)	$(34,179)
Other comprehensive income:
Net change in unrealized gains on available-for-sale securities	(13)	(113)	(17)	(14)
Comprehensive loss	$(23,744)	$(4,790)	$(68,887)	$(34,193)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(68,870)	$(34,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,738	4,922
Stock-based compensation	42,651	27,517
Accretion of discounts on investments, net and other	1,348	(28)
Provision for doubtful accounts and contractual allowances	23,935	20,451
Amortization of operating lease right-of-use assets	5,041	4,497
Changes in operating assets and liabilities:
Accounts receivable	(46,823)	(26,000)
Inventory	(4,643)	(1,059)
Prepaid expenses and other current assets	1,722	(347)
Other assets	(473)	(3,438)
Accounts payable	492	(4,700)
Accrued liabilities	11,338	(5,365)
Deferred revenue	1,444	(313)
Operating lease liabilities	(959)	(3,535)
Reimbursement of tenant improvement allowance	2,351	—
Net cash used in operating activities	(24,708)	(21,577)
Cash flows from investing activities
Purchases of property and equipment	(23,442)	(11,187)
Purchases of available-for-sale investments	(66,676)	(214,889)
Sales of available-for-sale investments	—	14,525
Maturities of available-for-sale investments	222,515	96,645
Net cash provided by (used in) investing activities	132,397	(114,906)
Cash flows from financing activities
Payment of long-term debt	(8,750)	—
Proceeds from issuance of common stock in connection with employee equity incentive plans	5,657	13,682
Tax withholding upon vesting of restricted stock awards	(25,853)	(8,712)
Issuance of common stock in follow-on public offering, net of offering costs	—	206,387
Net cash used in financing activities	(28,946)	211,357
Net increase in cash and cash equivalents	78,743	74,874
Cash and cash equivalents beginning of period	88,628	20,462
Cash and cash equivalents end of period	$167,371	$95,336
Supplemental disclosures of cash flow information
Interest paid	$943	$1,132
Non-cash investing and financing activities
Property and equipment costs included in accounts payable and accrued liabilities	$36	$47
Right-of-use assets obtained in exchange for operating lease liabilities	$6,443	$621
Capitalized stock-based compensation	$2,534	$—
Offering costs included in accounts payable and accrued liabilities	$—	$356

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock				Accumulated Other	Total
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders' Equity
Balances at June 30, 2021	29,386,146	$27	$656,231	$(349,823)	$7	$306,442
Issuance of common stock in connection with employee equity incentive plans, net	35,195	—	80	—	—	80
Tax withholding upon vesting of restricted stock awards	—	—	(1)	—	—	(1)
Stock-based compensation expense	—	—	13,063	—	—	13,063
Net loss	—	—	—	(23,731)	—	(23,731)
Net change in unrealized gain on investments	—	—	—	—	(13)	(13)
Balances at September 30, 2021	29,421,341	$27	$669,373	$(373,554)	$(6)	$295,840

	Common Stock				Accumulated Other	Total
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders' Equity
Balances at December 31, 2020	29,019,350	$27	$646,258	$(304,684)	$11	$341,612
Issuance of common stock in connection with employee equity incentive plans, net	401,991	—	5,657	—	—	5,657
Tax withholding upon vesting of restricted stock awards	—	—	(25,853)	—	—	(25,853)
Stock-based compensation expense	—	—	43,311	—	—	43,311
Net loss	—	—	—	(68,870)	—	(68,870)
Net change in unrealized gain on investments	—	—	—	—	(17)	(17)
Balances at September 30, 2021	29,421,341	$27	$669,373	$(373,554)	$(6)	$295,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock				Accumulated Other	Total
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders' Equity
Balances at June 30, 2020	27,364,151	$25	$408,096	$(290,356)	$181	$117,946
Issuance of common stock in connection with employee equity incentive plans, net	233,968	—	4,321	—	—	4,321
Issuance of common stock in follow on public offering, net of discounts and issuance costs	1,257,142	2	206,029	—	—	206,031
Tax withholding upon vesting of restricted stock awards	—	—	(3,563)	—	—	(3,563)
Stock-based compensation expense	—	—	14,601	—	—	14,601
Net loss	—	—	—	(4,677)	—	(4,677)
Net change in unrealized gain on investments	—	—	—	—	(113)	(113)
Balances at September 30, 2020	28,855,261	$27	$629,484	$(295,033)	$68	$334,546

	Common Stock				Accumulated Other	Total
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders' Equity
Balances at December 31, 2019	26,682,720	$25	$395,695	$(260,393)	$82	$135,409
Issuance of common stock in connection with employee equity incentive plans, net	915,399	—	13,682	—	—	13,682
Issuance of common stock in follow on public offering, net of discounts and issuance costs	1,257,142	2	206,029	—	—	206,031
Tax withholding upon vesting of restricted stock awards	—	—	(8,712)	—	—	(8,712)
Stock-based compensation expense	—	—	22,790	—	—	22,790
Accounting Standards Codification 326 cumulative effect adjustment upon adoption	—	—	—	(461)	—	(461)
Net loss	—	—	—	(34,179)	—	(34,179)
Net change in unrealized gain on investments	—	—	—	—	(14)	(14)
Balances at September 30, 2020	28,855,261	$27	$629,484	$(295,033)	$68	$334,546

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

    The Company is headquartered in San Francisco, California, which also serves as a clinical center. The Company has additional clinical centers in Lincolnshire, Illinois and Houston, Texas and a manufacturing facility in Cypress, California. In March 2016, the Company formed a wholly-owned subsidiary in the United Kingdom. Additionally, in June 2021, the Company formed a wholly-owned subsidiary in Singapore. The Company manages its operations as a single operating segment. Substantially all of the Company’s assets are maintained in the United States. The Company derives substantially all of its revenue from the provision of services to customers in the United States.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2020, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other interim period or for any other future year.
The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2020, included in the Company’s annual report on Form 10-K, filed with the SEC on February 26, 2021.

Risks and Uncertainties

COVID-19

As a result of the COVID-19 pandemic, the Company has experienced significant business disruptions, restrictions on its ability to travel, reduction in access to customers due to diverted resources at hospitals, slower response times from payors who are also facing business interruptions, and shortened business hours as governments institute prolonged shelter-in-place and/or self-quarantine mandates.

Government mandates related to the COVID-19 pandemic have impacted, and are expected to continue to impact, Company personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which could disrupt our supply chain and reduce margins. For instance, on or about March 16, 2020, the Health Officers for the counties of San Francisco (where the Company's headquarters is located), Santa Clara, San Mateo, Marin, Contra Costa and Alameda, where many employees are located, issued mandatory shelter-in-place orders and all employees transitioned to a remote work environment. The Company is also subject to orders in Southern California that temporarily shut down its manufacturing and distribution facilities in Cypress, California. For a limited number of employees who continue to support essential operations, including those at our manufacturing facilities, the Company has instituted protective equipment policies and, to the degree practical, social distancing measures to protect the safety of its employees. While the Company has continued to deliver its Zio service by operating with remote employees and essential employees on

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

site, an extended implementation of these government mandates could further impact the Company's ability to effectively provide its Zio service, and could impede progress of all ongoing initiatives. Appropriate social distancing techniques and other measures at the Company's facilities have been implemented for the limited number of employees who have returned to work to support essential operations, and will not return until the risk to employee health has meaningfully diminished.

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

Government mandates related to the COVID-19 pandemic have impacted, and are expected to continue to impact, payor processing times of our claims and appeals. This increase in response times may be due, in part, to staffing shortages at the payors.

During the six months ended June 30, 2021, the Company experienced an increase in the level of Zio service patient registration. This increase may be due in part to re-opening of certain regions within the United Stated and increases in the vaccination status of patients and providers. During the three months ended September 30, 2021, the Company experienced a decrease in the level of Zio service patient registrations. This decrease may be due, in part, to staffing shortages at providers in certain regions within the United States. The status of provider capacity and resource prioritization, vaccination levels and other pandemic-related effects could meaningfully impact the volume of our patient registrations in future periods.

The Company is continuously reviewing its liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic. The Company believes it will have adequate liquidity over the next 12 months to operate its business and to meet its cash requirements. As of September 30, 2021, the Company is in compliance with its debt covenants.

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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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
The Company submitted the majority of Zio XT claims from the first and second quarter of 2021 on a delayed basis due to the CPT code transition. Claims were being held due to a combination of negotiations with payors and administrative delays with payors. Most of the held claims were released and submitted by the end of the second quarter of 2021. Delays in reimbursements of these held claims from the payors have resulted in delays to our cash flows during the second half of 2021 and have impacted the timing and accounting for various income statement items, particularly revenue recognition and bad debt expense. The Company believes that it has adequate balance sheet liquidity to manage through these delays in cash flow timing.

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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Supply Chain Constraints

Economies worldwide have also seen other indirect COVID-19 pandemic related disruptions including supply chain impacts, material inflation, and labor constraints in certain markets and geographies. Such economic disruption has had an adverse effect on the Company's business environment as increased lead times and component shortages have resulted in higher inventory costs. While the Company has increased inventory safety stock levels to help mitigate the delays and disruptions in supply, the Company cannot be certain that any prolonged, intensified or worsened effect from the COVID-19 pandemic would not further impact its supply chain.

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

The Company evaluates expected credit losses by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. Expected credit losses on available-for-sale debt securities are recognized in other income, net in the condensed consolidated statements of operations, and any remaining unrealized losses, net of taxes, are reported as a component of accumulated other comprehensive loss. The Company did not recognize any credit losses on its available-for-sale securities during the three and nine months ended September 30, 2021 and there were no impairment charges for unrealized losses in the periods presented.

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
The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020	Nine Months Ended September 30, 2020
Balance, beginning of period	$12,711	$9,049	$9,049
Add: provision for doubtful accounts	5,884	10,515	7,231
Add: adoption of ASC 326	—	461	461
Less: write-offs, net of recoveries and other adjustments	(6,484)	(7,314)	(5,704)
Balance, end of period	$12,111	$12,711	$11,037

The following table presents the changes in the contractual allowance (in thousands):

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020	Nine Months Ended September 30, 2020
Balance, beginning of period	$21,281	$15,433	$15,433
Add: provision for contractual allowances	18,051	20,916	13,220
Less: realized contractual adjustments	(11,524)	(15,068)	(10,750)
Balance, end of period	$27,808	$21,281	$17,903
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

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. The Company records an allowance for doubtful accounts based on the assessment of the collectability of customer accounts, considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Centers for Medicare and Medicaid Services (“CMS”), accounted for approximately 15% and 14% of the Company's revenue for each of the three and nine months ended September 30, 2021, and 28% and 27% of the Company’s revenue for each of the three and nine months ended September 30, 2020, respectively. CMS accounted for 8% and 20% of accounts receivable at September 30, 2021 and December 31, 2020, respectively.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The Zio AT mobile cardiac telemetry monitor, a wearable patch-based biosensor, offers what the Zio XT offers plus the additional capability of transmissions during the wear period to assist physicians in diagnosing and treating patients that require more timely action. During the wear period, physicians will receive notifications if there are significant events that meet predetermined arrhythmia detection criteria. The Zio AT service revenue is recognized ratably over the prescription period.

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
For contracted and CMS portfolios, the Company recognizes revenue, net of contractual allowances, and recognizes an allowance for doubtful accounts for uncollectible patient accounts receivable. The transaction price is determined based on negotiated rates, and the Company has historical experience of collecting substantially all of these contracted rates. These contracts also impose a number of obligations regarding billing and other matters, and the Company’s noncompliance with a material term of such contracts may result in a denial of the claim. The Company accounts for denied claims as a form of variable consideration that is included as a reduction to the transaction price recognized as revenue. The Company estimates the denied claims which require management judgment. The estimated denied claims are based on historical information and judgement includes the historical period utilized. The Company monitors the estimated denied claims against the latest available information, and subsequent changes to the estimated denied claims are recorded as an adjustment to revenue in the periods during which such changes occur. Delays in submission of claims may lead to an increase in claim denials and partial adjudications, which could result in delays in the Company's receipt of payments. Historical cash collection indicates that it is probable that substantially all of the transaction price, less the estimate of denied claims, will be received. Contracted payors may require that we bill patient co-payments and deductibles and from time to time we may not be able to collect such amounts

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

due to credit risk. The Company provides for estimates of uncollectible patient accounts receivable, based upon historical experience where judgment includes the historical period utilized, at the time revenue is recognized, with such provisions presented as bad debt expense within the selling, general and administrative line item of the consolidated statement of operations. Adjustments to these estimates for actual experience are also recorded as an adjustment to bad debt expense.
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

Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Disaggregated revenue by payor type and major service line for three and nine months ended September 30, 2021 and September 30, 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contracted third-party payors	$49,944	$36,317	$146,169	$94,571
Non-contracted third-party payors	7,350	4,607	19,175	10,851
Centers for Medicare & Medicaid	12,411	19,978	33,577	51,012
Healthcare Institutions	15,727	11,042	42,100	29,923
Total	$85,432	$71,944	$241,021	$186,357
Contract Liabilities
ASC 606 requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).

Certain of the Company’s customers pay the Company directly for the Zio XT service upon shipment of devices. Such advance payments are contract liabilities and are recorded as deferred revenue on the Condensed Balance Sheets and revenue is recognized when reports are delivered to the healthcare provider. During the nine months ended September 30, 2021, $0.9 million relating to the contract liability balance at the beginning of 2021 was recognized as revenue. Total revenue recognized during the nine months ended September 30, 2020 that was included in the contract liability balance at the beginning of 2020 was $1.2 million.
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

3. Cash Equivalents and Investments
The fair value of cash equivalents and available-for-sale investments at September 30, 2021 and December 31, 2020, were as follows (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Money market funds	$132,400	$—	$—	$132,400
U.S. government securities	28,012	2	—	28,014
Corporate notes	31,412	—	(8)	31,404
Commercial paper	29,978	—	—	29,978
Total cash equivalents and available-for-sale investments	$221,802	$2	$(8)	$221,796
Classified as:
Cash equivalents				$132,400
Short-term investments				89,396
Total cash equivalents and available-for-sale investments				$221,796
	December 31, 2020
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Money market funds	$59,823	$—	$—	$59,823
U.S. government securities	190,663	16	(2)	190,677
Corporate notes	26,426	2	(5)	26,423
Commercial paper	29,489	—	—	29,489
Total cash equivalents and available-for-sale investments	$306,401	$18	$(7)	$306,412
Classified as:
Cash equivalents				$59,823
Short-term investments				246,589
Total cash equivalents and available-for-sale investments				$306,412

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the fair value of the Company’s cash equivalents, short-term and long-term marketable securities classified by maturity (in thousands):

	September 30, 2021	December 31, 2020
Due within one year	$221,796	$306,412
Due after one year through three years	—	—
Total cash equivalents and available-for-sale investments	$221,796	$306,412
There were no available-for-sale securities that were in an unrealized loss position for more than twelve months as of September 30, 2021. Unrealized losses as of September 30, 2021, and December 31, 2020, were not material. Available-for-sale securities held as of September 30, 2021 had a weighted average maturity of 47 days. At September 30, 2021, eight investments were in an unrealized loss position and no investments have been in an unrealized loss position for more than one year.
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
The fair value of the Company’s outstanding interest-bearing obligations is estimated using the net present value of the future payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at September 30, 2021 were $24.3 million and $24.7 million, respectively. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at December 31, 2020 were $33.0 million and $33.9 million, respectively.
The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$132,400	$—	$—	$132,400
U.S. government securities	—	28,014	—	28,014
Corporate notes	—	31,404	—	31,404
Commercial paper	—	29,978	—	29,978
Total	$132,400	$89,396	$—	$221,796

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$59,823	$—	$—	$59,823
U.S. government securities	—	190,677	—	190,677
Corporate notes	—	26,423	—	26,423
Commercial paper	—	29,489	—	29,489
Total	$59,823	$246,589	$—	$306,412

5. Balance Sheet Components
Inventory and Other Assets
Inventory consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$5,167	$2,469
Finished goods	4,793	2,844
Total	$9,960	$5,313

    The Company uses PCBAs in each wearable Zio XT and Zio AT monitor as well as in the wireless gateway used in conjunction with the Zio AT monitor. The PCBAs are used numerous times and have useful lives beyond one year. Each time a PCBA is used in a wearable Zio XT monitor or Zio AT monitor, a portion of the cost of the PCBA is recorded as a cost of revenue. Each time a wireless gateway is used with a Zio AT monitor, a portion of the gateway is recorded as a cost of revenue. PCBAs which are recorded as other assets, were $12.7 million and $12.6 million as of September 30, 2021, and December 31, 2020, respectively.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Laboratory and manufacturing equipment	$5,433	$4,667
Computer equipment and software	2,310	2,005
Furniture and fixtures	4,202	3,794
Leasehold improvements	20,671	9,215
Internal-use software	41,401	28,416
Total property and equipment, gross	74,017	48,097
Less: accumulated depreciation and amortization	(20,588)	(13,850)
Total property and equipment, net	$53,429	$34,247

Depreciation and amortization expense was $2.5 million and $6.7 million for the three and nine months ended September 30, 2021, respectively, and $1.7 million and $4.9 million for three and nine months ended September 30, 2020, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued vacation	$7,355	$6,007
Accrued payroll and related expenses	32,496	19,709
Accrued ESPP contribution	2,299	851
Accrued professional services fees	1,478	1,709
Accrued interest	86	121
Claims payable	4,779	4,757
Other	4,648	7,378
Total accrued liabilities	$53,141	$40,532

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
On February 1, 2021, a putative class action lawsuit was filed in the United States District Court for the Northern District of California alleging that the Company and its former Chief Executive Officer, Kevin M. King, violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. On August 2, 2021, the lead plaintiff filed an amended complaint, and filed a further amended complaint on September 24, 2021. The amended complaint names as defendants, in addition to the Company and Mr. King, the Company's former Chief Executive Officer, Michael J. Coyle, and current Chief Financial Officer, Douglas J. Devine. The purported class in the amended complaint includes all persons who purchased or acquired the Company's common stock between August 4, 2020 and July 13, 2021, and seeks unspecified damages purportedly sustained by the class. On October 27, 2021, the Company filed a motion to dismiss the amended complaint. The Company believes the class action to be without merit and plans to vigorously defend itself.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

On March 26, 2021, the Company received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California requesting information related to communications with the Food and Drug Administration and the Company’s products. On October 14, 2021, the Company received a second subpoena requesting additional information. The Company is cooperating fully and is providing the requested information.
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

    The Company and Verily will develop certain next-generation atrial fibrillation (“AF”) screening, detection, or monitoring products pursuant to the Development Agreement, which products will involve combining Verily and the Company’s technology platforms and capabilities. Under the terms of the Development Agreement, the Company paid Verily an upfront fee of $5.0 million in 2019. In addition, the Company has agreed to make additional payments to Verily up to an aggregate of $4.75 million in milestone payments upon achievement of various development and regulatory milestones over the 24 months of the Development Agreement, which payments will be made in cash to Verily. During the year ended December 31, 2020, the Company recognized $7.0 million of research and development expense related to Verily milestones. No payment-triggering milestones were achieved during the nine months ended September 30, 2021. The Company expects to incur an additional, milestone-related expense of $3.0 million for the year ended December 31, 2021.

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
The Third Amended and Restated Loan Agreement requires the Company to maintain a minimum consolidated liquidity ratio or minimum adjusted Earnings Before Interest, Tax, Depreciation, and Amortization during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. The Company was in compliance with loan covenants as of September 30, 2021. The obligations under the Third Amended and Restated Loan Agreement are collateralized by substantially all assets of the Company.
8. Income Taxes
The Company recorded a tax provision related to its U.S. state taxes and the U.K. subsidiary during the nine months ended September 30, 2021 and September 30, 2020. Due to the uncertainties surrounding the realization of the U.S. deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the U.S. net operating loss carryforwards and other deferred tax assets.
9. Stockholders’ Equity
Common stock
The Company’s amended and restated certificate of incorporation dated October 25, 2016, as amended, authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends were declared through September 30, 2021.
The Company had reserved shares of common stock for issuance as follows:

	September 30, 2021	December 31, 2020
Options issued and outstanding	518,614	609,881
Unvested restricted stock units	1,491,922	1,114,159
Shares available for grant under future stock plans	9,226,777	8,016,517
Shares available for future issuance	11,237,313	9,740,557

10. Equity Incentive Plans
Equity Incentive Plan Activity
A summary of share-based awards available for grant under the 2016 Equity Incentive Plan is as follows:

Awards Available for Grant
Balance at December 31, 2019	5,528,132
Additional awards authorized	1,333,928
Awards granted	(595,915)
Awards forfeited	156,623
Awards withheld for tax purposes	82,622
Balance at December 31, 2020	6,505,390
Additional awards authorized	1,450,967
Awards granted	(969,249)
Awards forfeited	208,573
Awards withheld for tax purposes	135,886
Balance at September 30, 2021	7,331,567
During the nine months ended September 30, 2021, 791,117 restricted stock units (“RSUs”) were granted, 268,099 RSUs vested, and 109,982 RSUs were forfeited.
The following table summarizes stock option activity under the 2006 and 2016 Equity Incentive Plans:

		Options Outstanding
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2019	1,503,247	$27.40	6.43	$62,401
Options exercised	(868,614)	$17.31
Options forfeited	(24,752)	$66.89
Balance at December 31, 2020	609,881	$40.18	6.24	$120,163
Options exercised	(79,410)	$29.88
Options forfeited	(11,857)	$66.93
Balances at September 30, 2021	518,614	$41.15	5.49	$10,909
Options exercisable – September 30, 2021	481,133	$38.81	5.40	$10,909
Options vested and expected to vest – September 30, 2021	518,016	$41.11	5.48	$10,909
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock.
The Company did not grant any options during the nine months ended September 30, 2021, and 2020.

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

Stock-Based Compensation
The following table summarizes the total stock-based compensation expense included in the statements of operations and comprehensive loss for all periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$471	$—	$1,387	$—
Research and development	1,265	2,839	4,351	5,785
Selling, general and administrative	10,424	14,605	36,913	21,732
Total stock-based compensation expense	$12,160	$17,444	$42,651	$27,517
As of September 30, 2021, there was total unamortized compensation costs of $1.5 million, net of estimated forfeitures, related to unvested stock options which the Company expects to recognize over a period of approximately 0.6 years, $111.8 million, net of estimated forfeitures, related to unrecognized RSU expense, which the Company expects to recognize over a period of 2.5 years, and $3.5 million unrecognized ESPP expense, which the Company will recognize over 0.7 years.
Performance-based RSUs (“PRSU”) and Market-based RSUs
The Company grants PRSUs to key executives of the Company. PRSUs can be earned in accordance with the performance equity program for each respective grant.
2019 Awards
In February 2019, the company granted PRSUs (“2019 awards”) to be earned based on the compound annual growth rate (“CAGR”) of fiscal year 2020's revenue compared to fiscal year 2018's revenue.
Due to the impact of the COVID-19 pandemic, management determined that the Company’s achievement of its performance targets described above, was not probable in the first quarter of fiscal year 2020. PRSU expense of $4.8 million recognized in fiscal year 2019 related to the 2019 awards was reversed in the first quarter of fiscal year 2020.
On June 19, 2020, the Company modified the terms of the 2019 awards to vest based on the Company’s average stock price for the 60 days preceding January 1, 2021. The modification impacted all active recipients of the 2019 awards, a total of ten recipients. The total incremental compensation cost resulting from the modification of $13.6 million was recognized ratably through March 31, 2021. The Company recognized $2.2 million of compensation cost for the nine months ended September 30, 2021, and no expense for the three months ended September 30, 2021, in connection with the 2019 awards.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

February 2020 Awards
In February 2020, the company granted PRSUs (“February 2020 awards”) for fiscal year 2022's annual unit volume CAGR compared to fiscal year 2019's annual unit volume CAGR, measuring a minimum performance threshold of 19.7% to earn 50% of target, and a maximum threshold of 29% achieved to earn 200% of target. A total of 133,834 PRSU shares were granted with grant date fair value of $11.0 million. The 2020 awards also include a service-based component.
Compensation cost in connection with the probable number of shares that will vest will be recognized ratably through March 31, 2023. During the three and nine months ended September 30, 2021, the Company recognized $0.6 million and $2.2 million of compensation cost, respectively, in connection with the February 2020 awards.
January 2021 Awards
In January 2021, the Company granted PRSUs (“January 2021 awards”) for fiscal year 2021's annual consolidated revenue compared to fiscal year 2020's annual consolidated revenue, measuring a performance threshold of 10.0% to earn 100% of target. A total of 53,862 PRSU shares were granted with a grant date fair value of $13.9 million. The January 2021 awards also include a service-based component.
Compensation cost in connection with the probable number of shares that will vest will be recognized ratably through March 31, 2022. During the three months ended September 30, 2021, the Company determined that it was probable that the January 2021 Awards would vest and recognized $2.6 million and $7.1 million of compensation cost for the three and nine months ended September 30, 2021, respectively, in connection with the January 2021 awards.
February 2021 Awards
In February 2021, the Company granted PRSU's (“February 2021 awards”) for fiscal year 2023's annual unit volume CAGR compared to fiscal year 2020's annual unit volume CAGR, measuring a minimum performance threshold of 19.7% to earn 50% of target, and a maximum threshold of 29% achieved to earn 200% of target. A total of 112,872 PRSU shares were granted with grant date fair value of $17.3 million. The February 2021 awards also include a service-based component.
Compensation cost in connection with the probable number of shares that will vest will be recognized ratably through March 31, 2024. During the three months ended September 30, 2021, the Company determined that it was probable that the February 2021 Awards would vest and recognized $0.5 million and $1.2 million of compensation cost for the three and nine months ended September 30, 2021, respectively, in connection with the February 2021 awards.

Non employee Stock-Based Compensation
On July 3, 2020, the Company’s Chief Financial Officer (“CFO”) resigned and entered into a Consulting and Professional Services Agreement (“CPSA”) with the Company to provide consulting services through July 2, 2021. Pursuant to the original terms of the awards, the CFO will continue to vest in outstanding awards as long as services are provided to the Company under the CPSA as a non-employee consultant. In accordance with ASC 718, the Company recognized expense related to all awards expected to vest over the duration of the CPSA in the current period as an equity-based severance cost as the consulting services are not substantive.
On January 12, 2021, the Company's Chief Executive Officer (“CEO”) resigned and entered into a CPSA with the Company. Pursuant to the original terms of the awards, the CEO will continue to vest in outstanding awards as long as services are provided to the Company under the CPSA as a non-employee consultant or a member of the Company's Board of Directors. In accordance with ASC 718, the Company recognized expense related to all awards expected to vest over the duration of the CPSA in the three months ended March 31, 2021, as an equity-based severance cost as the consulting services are not substantive.

Total expense related to non-employee stock-based compensation recognized for the nine months ended September 30, 2021 was $5.0 million. The Company did not recognize any expense related to non-employee stock based compensation for the three months ended September 30, 2021.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

12. Net Loss Per Common Share
As the Company has net losses for the nine months ended September 30, 2021, and 2020, all potential common shares were deemed to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(23,731)	$(4,677)	$(68,870)	$(34,179)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	29,397,845	28,050,210	29,294,559	27,358,096
Net loss per common share, basic and diluted	$(0.81)	$(0.17)	$(2.35)	$(1.25)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the nine months ended September 30, 2021 and 2020, because their inclusion would be anti-dilutive:

	Nine Months Ended September 30,
	2021	2020
Options to purchase common stock	518,614	747,874
PRSUs and RSUs unvested	1,491,922	1,123,299
Total	2,010,536	1,871,173

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
We receive revenue for the Zio service primarily from third-party payors, which include commercial payors and government agencies, such as CMS, Veterans Administration, and the military. In addition, a small percentage of institutions, which are typically hospitals or private physician practices, purchase the Zio service from us directly. Our revenue in the third-party commercial payor category is primarily contracted, which means we have entered into pricing contracts with these payors. Third-party contracted payors accounted for approximately 61% and 51% of our revenue for the nine months ended September 30, 2021 and 2020, respectively. Approximately, 14% and 27% of our total revenue for the nine months ended September 30, 2021 and 2020, respectively, is received from Centers for Medicare and Medicaid Services ("CMS"), which is under established reimbursement codes. Healthcare institutions, which are typically hospitals or private physician practices accounted for approximately 17% and 16% of our revenue for each of the nine months ended September 30, 2021 and 2020. Non-contracted third party payors and self-pay accounted for 8% and 6% of our total revenue for the nine months ended September 30, 2021 and September 30, 2020, respectively. We rely on a third-party billing partner, XIFIN, Inc., to submit patient claims and collect from commercial payors, certain government agencies, and patients.
Since our Zio service was cleared by the U.S. Food and Drug Administration (“FDA”), we have provided the Zio service to over four million patients and have collected over one billion hours of curated heartbeat data. We believe the Zio service is well-positioned to penetrate an already-established $1.8 billion U.S. ambulatory cardiac monitoring market by offering a user-friendly device to patients, actionable information to physicians and value to payors.
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

During the six months ended June 30, 2021, the Company experienced an increase in the level of Zio service patient registration. This increase may be due in part to re-opening of certain regions within the United Stated and increases in the vaccination status of patients and providers. During the three months ended September 30, 2021 the Company experienced a decrease in the level of Zio service patient registrations. This decrease may be due, in part, to staffing shortages at providers in certain regions of the United States. The status of provider capacity and resource prioritization, vaccination levels and other pandemic-related effects could meaningfully impact the volume of our patient registrations in future periods.
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
Revenue
The substantial majority of our revenue is derived from provision of our Zio services to customer in the United States. We earn revenue from the provision of our Zio service primarily from contracted third-party payors, CMS and healthcare institutions. In addition, a small percentage of institutions, which are typically hospitals or private physician practices, purchase the Zio service from us directly, and a very small percentage of commercial non-contracted payors.
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

Gross margin for the nine months ended September 30, 2021 was negatively impacted due to the Novitas Medicare price decrease, increased costs associated capacity constraints, with limited impact of higher Zio AT volumes and COVID-related labor costs, offset by volume benefits and improved payor adjudications.

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
Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue	$85,432	$71,944	$13,488	19%
Cost of revenue	29,284	18,232	11,052	61%
Gross profit	56,148	53,712	2,436	5%
Gross margin	66%	75%
Operating expenses:
Research and development	8,685	8,768	(83)	(1)%
Selling, general and administrative	70,745	49,701	21,044	42%
Total operating expenses	79,430	58,469	20,961	36%
Loss from operations	(23,282)	(4,757)	(18,525)	389%
Interest expense	(279)	(384)	105	(27)%
Other income, net	(76)	569	(645)	(113)%
Loss before income taxes	(23,637)	(4,572)	(19,065)	417%
Income tax provision	94	105	(11)	(10)%
Net loss	$(23,731)	$(4,677)	$(19,054)	407%
Revenue
Revenue increased $13.5 million, or 19%, to $85.4 million during the three months ended September 30, 2021 from $71.9 million during the three months ended September 30, 2020. The increase in revenue was primarily attributable to the increase in volume of the Zio services as a result of increased demand from our customers, partially offset by a decrease in revenue recognized from CMS, based on the updated 2021 published rates. Revenue was also impacted by improvements in adjudication performance with contracted and non-contracted payors.
Cost of Revenue and Gross Margin
Cost of revenue increased $11.1 million, or 61%, to $29.3 million during the three months ended September 30, 2021 from $18.2 million during the three months ended September 30, 2020. The increase in cost of revenue was primarily due to increased Zio service volume, increase in costs resulting from capacity limitations associated with clinical operations, as well as costs incurred to support a larger cost structure in 2021 .

Gross margin for the three months ended September 30, 2021 was 66%, compared to 75% for the three months ended September 30, 2020. The decrease in gross margin is primarily due to the updated reimbursement rates announced by Novitas in April 2021 with an effective date of January 1, 2021, increased costs associated capacity constraints, with limited impact of higher Zio AT volumes and COVID-related labor costs offset, by volume benefits and improved payor adjudications.

Research and Development Expenses
Research and development expenses decreased $0.1 million, or 1%, to $8.7 million during the three months ended September 30, 2021 from $8.8 million during the three months ended September 30, 2020. The decrease was primarily attributable to a $1.1 million reduction of expense due to an increase in costs capitalized to internal use software, and $0.6 million reduction of stock compensation benefits, partially offset by a $1.5 million compensation costs due to increased headcount.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $21.0 million, or 42%, to $70.7 million during the three months ended September 30, 2021 from $49.7 million during the three months ended September 30, 2020. The increase was due to a $16.8 million increase in compensation costs as a result of increased headcount and corporate bonus, $2.6 million increase in temporary labor, and a $2.2 million increase in facility expenses, partially offset by $4.0 million related to decrease of stock compensation from executive departures and corporate equity bonus accrual in 2020.
Interest Expense
Interest expense was $0.3 million for the three months ended September 30, 2021, compared to $0.4 million for the three months ended September 30, 2020. There were no significant changes in interest expense during the three months ended September 30, 2021 compared with the three months ended September 30, 2020.
Other Income, Net
Other income, net was $(0.1) million for the three months ended September 30, 2021, compared to $0.6 million for the three months ended September 30, 2020. There were no significant changes in other income, net during the three months ended September 30, 2021 compared with the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue	$241,021	$186,357	$54,664	29%
Cost of revenue	78,737	49,779	28,958	58%
Gross profit	162,284	136,578	25,706	19%
Gross margin	67%	73%
Operating expenses:
Research and development	26,801	29,725	(2,924)	(10)%
Selling, general and administrative	203,227	140,945	62,282	44%
Total operating expenses	230,028	170,670	59,358	35%
Loss from operations	(67,744)	(34,092)	(33,652)	99%
Interest expense	(921)	(1,145)	224	(20)%
Other income, net	103	1,311	(1,208)	(92)%
Loss before income taxes	(68,562)	(33,926)	(34,636)	102%
Income tax provision	308	253	55	22%
Net loss	$(68,870)	$(34,179)	$(34,691)	101%
Revenue
Revenue increased $54.7 million, or 29%, to $241.0 million during the nine months ended September 30, 2021 from $186.4 million during the nine months ended September 30, 2020. The increase in revenue was primarily attributable to the increase in volume of the Zio services as a result of increased demand from our customers, partially offset by a decrease in revenue recognized from CMS, based on the updated 2021 published rates. Revenue was also impacted by improvements in adjudication performance with some contracted and non-contracted payors.
Cost of Revenue and Gross Margin
Cost of revenue increased $29.0 million, or 58%, to $78.7 million during the nine months ended September 30, 2021 from $49.8 million during the nine months ended September 30, 2020. The increase in cost of revenue was primarily due to increased Zio service volume, increase in costs resulting from capacity limitations associated with clinical operations, as well as costs incurred to support a larger cost structure in 2021.

Gross margin for the nine months ended September 30, 2021 was 67%, compared to 73% for the nine months ended September 30, 2020. The decrease in gross margin is primarily due to the updated reimbursement rates announced by Novitas in April 2021 with an effective date of January 1, 2021, increased costs, associated capacity constraints, with limited impact of higher Zio AT volumes and COVID-related labor costs offset by volume benefits and improved payor adjudications.

Research and Development Expenses
Research and development expenses decreased $2.9 million, or 10%, to $26.8 million during the nine months ended September 30, 2021 from $29.7 million during the nine months ended September 30, 2020. The decrease was primarily attributable to a $3.0 million decrease in Verily milestone expense, and a $6.0 million reduction of expense due to an increase in costs capitalized to internal use software, partially offset by a $5.4 million increase in compensation and stock compensation costs due to increased headcount.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $62.3 million, or 44%, to $203.2 million during the nine months ended September 30, 2021 from $140.9 million during the nine months ended September 30, 2020. The increase was due to a $39.3 million increase in compensation costs as a result of the increased headcount, a $15.7 million increase in stock-based compensation primarily due to increased headcount and a reversal of PRSU expense recorded during the nine months ended September 30, 2020, a $4.2 million increase in facility expenses, and $2.5 million increase in temporary labor, partially offset by a $1.1 million reduction in employee travel expense, and a $1.4 million reduction in allowance for doubtful accounts.

Interest Expense
Interest expense was $0.9 million for the nine months ended September 30, 2021, compared to $1.1 million for the nine months ended September 30, 2020. There were no significant changes in interest expense during the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020.
Other Income, Net
Other income, net was $0.1 million for the nine months ended September 30, 2021, compared to $1.3 million for the nine months ended September 30, 2020. There were no significant changes in other income, net during the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020.
Liquidity and Capital Expenditures
Overview
We are continuously reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 global pandemic. We believe we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements.
As of September 30, 2021, we had cash and cash equivalents of $167.4 million, short-term investments of $89.4 million, and an accumulated deficit of $373.6 million.
Our expected future capital requirements may depend on many factors including expanding our customer base, the expansion of our salesforce, and the timing and extent of spending on the development of our technology to increase our product offerings. The next Verily milestone payment is due in the fourth quarter of 2021. Additionally we will continue to pay down debt in accordance with our amortization schedule and will complete the build out of our new manufacturing facility in the second half of 2021.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine months ended September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(24,708)	$(21,577)
Investing activities	132,397	(114,906)
Financing activities	(28,946)	211,357
Net increase in cash and cash equivalents	$78,743	$74,874
Cash Used in Operating Activities
During the nine months ended September 30, 2021, cash used in operating activities was $24.7 million, which consisted of a net loss of $68.9 million, adjusted by non-cash charges of $79.7 million and a net change of $35.6 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of a change in stock-based compensation of $42.7 million, allowance for doubtful accounts and contractual allowances of $23.9 million, depreciation and amortization of $6.7 million and amortization of right of use assets of $5.0 million. The change in our net operating assets and liabilities was primarily due to an increase of $46.8 million in accounts receivable, an increase of $4.6 million in inventory, a decrease of $11.3 million in accrued liabilities, an increase of $0.5 million in accounts payable and a decrease of $1.0 million in operating lease liability.
We submitted the majority of Zio XT claims from the first and second quarter of 2021 on a delayed basis due to the CPT code transition. Claims were being held due to a combination of negotiations with payors and administrative delays with payors. Most of the held claims were released and submitted by the end of the second quarter of 2021. Delays in reimbursements of these held claims from the payors has resulted in delays to our cash flows in the second half of 2021 and has impacted the timing and accounting for various income statement items, particularly revenue recognition and bad debt expense. We believe we have adequate balance sheet liquidity to manage through these delays in cash flow timing.
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
Cash Provided by Investing Activities
Cash provided by investing activities during the nine months ended September 30, 2021 was $132.4 million, which primarily consisted of cash received from the maturities of available for sale investments of $222.5 million, partially offset by $66.7 million in purchases of available for sale investments and $23.4 million of capital expenditures.
Cash used in investing activities during the nine months ended September 30, 2020 was $114.9 million, which consisted of $214.9 million in purchases of available for sale investments and $11.2 million of capital expenditures, partially offset by cash received from the maturities of available for sale investments of $96.6 million and sales of available for sale investments of $14.5 million.

Cash Used in Financing Activities
During the nine months ended September 30, 2021, cash used in financing activities was $28.9 million, primarily due to $25.9 million in tax withholding upon the vesting of RSUs. This practice has been updated to require employees to sell shares to cover tax liabilities and has not been a company use of cash beginning in June 2021. In addition, cash used in financing activities was due to repayment of debt of $8.8 million, partially offset by $5.7 million in proceeds from the issuance of common stock in connection with employee options exercises and our Employee Stock Purchase Plan.
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
Under the Third Amended and Restated SVB Loan Agreement, we may borrow, repay, and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $25.0 million, which includes an $11.0 million standby letter of credit sublimit availability. In October 2018, a $6.9 million standby letter of credit was obtained in connection with a lease for our San Francisco headquarters. Any principal amount outstanding under the Third Amended and Restated SVB Loan Agreement revolving credit line shall bear interest at an amount that is the greater of (a) a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” or (b) 5.00%. We may borrow up to 75% of eligible accounts receivable, up to the maximum of $25.0 million. As of September 30, 2021 no amount was outstanding under the revolving credit line.
The Third Amended and Restated Loan Agreement requires us to maintain a minimum consolidated liquidity ratio or minimum adjusted Earnings Before Interest, Tax, Depreciation, and Amortization during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. We were in compliance with loan covenants as of September 30, 2021. The obligations under the Third Amended and Restated Loan Agreement are collateralized by substantially all of our assets.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
Contractual Obligations
Our contractual obligations as of December 31, 2020 are presented in our Form 10-K filed with the SEC on February 26, 2021. There have been no material changes.

Critical Accounting Policies and Estimates
For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”). Refer to Note 2. Summary of Significant Accounting Policies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for all significant accounting policies. With the exception of the accounting policy described below, there have been no significant changes to our critical accounting policies as described in our Annual Report.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.
Interest Rate Sensitivity
We had cash, cash equivalents and investments of $256.8 million as of September 30, 2021, which consisted of bank deposits, money market funds, U.S. government securities, corporate notes, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
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
We had total outstanding debt of $24.3 million, which is net of debt discount and debt issuance costs, as of September 30, 2021. The Third Amended and Restated SVB Loan Agreement Note carries a variable interest rate based on the “Prime Rate” published by The Wall Street Journal. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Foreign Currency Exchange Rate Sensitivity
We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in British Pound Sterling. As of September 30, 2021 we do not consider this risk to be material. We do not utilize any forward foreign exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and our CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were not effective as of September 30, 2021, at the reasonable assurance level because of the material weakness in internal controls which was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and continues to exist as of September 30, 2021. Notwithstanding the material weakness, our management, including our CEO and CFO, has concluded that our consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2020, and in the Form 10-Q for the three months ending September 30, 2021, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Material Weakness Related to the Control Environment

We did not design or maintain an effective control environment commensurate with our financial reporting requirements. Given the rapid growth in the size and complexity of the business, we failed to maintain a sufficient number of professionals with an appropriate level of accounting and internal control knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. This material weakness contributed to the misstatement of our revenues, revenue reserves, bad debt expense, property and equipment, research and development expense and related financial disclosures, and in the revision of the Company’s consolidated financial statements for the years ended December 31, 2017, December 31, 2018, and each interim period therein as well as the quarters ended March 31, 2019, June 30, 2019, and September 30, 2019. Additionally, this material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Based on this assessment and because of this material weakness, we concluded that the Company's internal control over financial reporting was not effective as of September 30, 2021.

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

We remain committed to the continued hiring and on-boarding of additional members of the organization supporting the internal control over financial reporting. As of September 30, 2021, we have filled key positions within the Finance organization and will continue to add skilled talent as complexities grow and needs arise.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On February 1, 2021, a putative class action lawsuit was filed in the United States District Court for the Northern District of California alleging that we and our former Chief Executive Officer, Kevin M. King, violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. On August 2, 2021, the lead plaintiff filed an amended complaint, and filed a further amended complaint on September 24, 2021. The amended complaint names as defendants, in addition to us and Mr. King, our former Chief Executive Officer, Michael J. Coyle, and current Chief Financial Officer, Douglas J. Devine. The purported class in the amended complaint includes all persons who purchased or acquired our common stock between August 4, 2020 and July 13, 2021, and seeks unspecified damages purportedly sustained by the class. On October 27, 2021, we filed a motion to dismiss the amended complaint. We believe the class action to be without merit and plan to vigorously defend ourselves.

On March 26, 2021, we received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California requesting information related to communications with the Food and Drug Administration and our products. On October 14, 2021, we received a second subpoena requesting additional information. We are cooperating fully and are providing the requested information.

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

Although we saw recovery of patient registrations for the Zio service in the first nine months of 2021, we expect these challenges of the COVID-19 pandemic to continue to impact the volume of Zio services provided for the duration of the pandemic, but its extent cannot be quantified at this time. Our customers’ patients are also experiencing the economic impact of the current pandemic. Even an important diagnostic procedure like the Zio service may be less of a priority than other items for those patients who have lost their jobs, are furloughed, have reduced work hours or are worried about the continuation of their medical insurance. Such economic effects on patients may delay or disrupt our ability to both provision our service and collect co-payments or out-of-pocket costs, which would have an adverse effect on our revenue and cash flow. Patients may also be reluctant to visit their physicians or hospitals due to fear of contracting COVID-19. Physicians are not performing as many diagnostic tests for their patients and the facilities where these tests are performed may not be open, adequately staffed or open the entire day. Even where physicians continue to treat symptomatic patients, treatment of asymptomatic patients is being deferred in many cases. The reduction in diagnostic testing and physician visits, the increase in deferred treatment, and changes in patient behaviors are translating into fewer Zio services being prescribed.

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

The COVID-19 pandemic has also created global supply chain shortages and delays, particularly for some electronic components, such as those contained in our PCBAs. We have experienced longer lead times, sometimes in excess of 52 weeks, and increased broker fees during the COVID-19 pandemic. We have also had to increase our inventory levels as a result of these potential shortages.

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
For the nine months ended September 30, 2021, we received approximately 14% of our revenue from reimbursement for our Zio service by CMS. Under CMS guidelines for participation in the Medicare program CMS designates us as an independent diagnostic treatment facility (“IDTF”). CMS imposes extensive and detailed requirements on IDTFs, including but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities and how and where we provide our monitoring solutions. Our failure to comply with applicable CMS rules could result in a discontinuation of our reimbursement under the CMS payment programs, our being required to return funds already paid to us, civil monetary penalties, criminal penalties and/or exclusion from the CMS programs.
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

In April 2021, Novitas Solutions, the MAC which covers the region where our Independent Diagnostic Testing Facility (“IDTF”) in Houston, Texas is located and where almost all of our Medicare services for Zio XT are processed, published rates for 2021 that were retroactive to January 1, 2021, and replaced the rates published on January 29, 2021. These rates were higher than the rates posted on January 29, 2021, but continue to be significantly below our historical Medicare rates for our Zio XT service. We are continuing to negotiate with Novitas to establish higher pricing for the Category I CPT Codes but can offer no assurances as to the timing or outcome of those discussions. If the published rates by Novitas remain unchanged or are not significantly improved for the CPT codes listed above, thereby allowing us to obtain adequate Medicare reimbursement for the Zio service in the future, we may be unable to provide the Zio XT service or would experience a significant loss of revenue, either of which would have a material adverse effect on our cash flows, results of operations, and financial condition.

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

We submitted the majority of Zio XT claims from the first and second quarter of 2021 on a delayed basis due to the CPT code transition. Claims were being held due to a combination of negotiations with payors and administrative delays with payors. Most of the held claims were released and submitted by the end of the second quarter of 2021. As of the end of third quarter of 2021, we are relatively current with our claims submissions and have less than 2% of claims are on hold. Delays in submitting for reimbursement in the first half of 2021 has resulted in delays to our cash flows in the second half of 2021 and has impacted the timing and accounting for various income statement items, particularly revenue recognition and bad debt expense. We believe we have adequate balance sheet liquidity to manage through these delays in cash flow timing.

The delay in claims submission in the first half of 2021 resulted in a larger than normal backlog of claims denials that we need to appeal in the second half of 2021 in order to obtain reimbursement. The appeals process is time-consuming and expensive, and may not result in full or any payment.

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
•delays in delivery by our suppliers due to changes in demand from us or their other customers; and
•delays in obtaining required materials and components that are in short supply within the time frames we require, at an affordable cost, or at all.
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
We rely on single suppliers for the supply of our adhesive sub-assembly, disposable plastic housings, instruments and other materials that we use to manufacture and label our Zio monitors. These components and materials are critical and, in some cases, there are relatively few alternative sources of supply. We have not qualified additional suppliers for some of these components and materials and we do not carry a significant inventory of these items. While we believe that alternative sources of supply may be available, we cannot be certain whether they will be available if and when we need them and that any alternative suppliers would be able to provide the quantity and quality of components and materials that we would need to manufacture our Zio monitors if our existing suppliers were unable to satisfy our supply requirements. To utilize other supply sources, we would need to identify and qualify new suppliers to our quality standards, which could result in manufacturing delays and increase our expenses. Any supply interruption, such as those that we have experienced during the COVID-19 pandemic, could limit our ability to manufacture our products and could therefore harm our business, financial condition and results of operations. If our current suppliers and any alternative suppliers do not provide us with the materials we need to manufacture our products or perform our services, if the materials do not meet our quality specifications, or if we cannot obtain acceptable substitute materials, an interruption in our Zio service could occur. Any such interruption may significantly affect our future revenue and harm our relations and reputation with physicians, hospitals, clinics and patients.
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
During the third quarter of 2021, we recognized approximately nine percent of our revenue from non-contracted third-party payors, and as a result, our quarterly operating results are difficult to predict.
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

Our industry is subject to rapid change and significantly affected by new product introductions, results of clinical research, corporate combinations and other factors. Large competitors in the ambulatory cardiac market include companies that sell standard Holter monitors including GE Healthcare, Philips Healthcare, Mortara Instrument, Inc., Spacelabs Healthcare Inc. and Welch Allyn Holdings, Inc., which was recently acquired by Hill-Rom Holdings, Inc. Additional competitors, such as BioTelemetry, Inc. recently acquired by Royal Philips, Preventice Solutions, Inc., recently acquired by Boston Scientific, Inc. and Bardy Diagnostics, Inc., recently acquired by Hill-Rom Holdings, Inc., offer ambulatory cardiac monitoring services and also function as service providers. These companies have also developed other patch-based cardiac monitors that have received FDA and foreign regulatory clearances. There are also several small start-up companies trying to compete in the patch-based cardiac monitoring space, as well as entering the patch-based cardiac monitoring market. Large medical device companies may continue to acquire or form alliances with these smaller companies in order to diversify their product offering and participate in the digital health space.
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
In order to remain competitive, we must continue to develop new product offerings and enhancements to the Zio service. We can provide no assurance that we will be successful in fully recognizing the strategic value of our ECG database, expanding the indications for our Zio service, developing new products or commercializing them in ways that achieve market acceptance. In addition, if we develop new products, sales of those products may reduce revenue generated from our existing products. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop new products, applications or features or improve our algorithms due to constraints, such as insufficient cash resources, high employee turnover, inability to hire personnel with sufficient technical skills or a lack of other research and development resources, we may not be able to maintain our competitive position compared to other companies. Furthermore, many of our competitors devote a considerably greater amount of funds to their research and development programs than we do, and those that do not may be acquired by larger companies that would allocate greater resources to research and development programs. Our failure or inability to devote adequate research and development resources or compete effectively with the research and development programs of our competitors could harm our business.
We have entered into a development agreement with a third party that may not result in the development of commercially viable products or the generation of significant future revenues.

We have entered into a development agreement with Verily Life Sciences LLC (an Alphabet Company, referred to as “Verily”) to develop certain next-generation AF screening, detection, or monitoring products, which involve combining Verily and our technology platforms and capabilities (the “Development Agreement”). As part of the Development Agreement, we paid Verily an up-front fee of $5.0 million in cash, and $4.0 million in milestone payments during the year ended December 31, 2020 with an additional $4.0 million in milestone payments made in January of 2021. We have agreed to make additional payments over the term of the Development Agreement up to an aggregate of $4.75 million, subject to the achievement of certain development and regulatory milestones. The success of our collaboration with Verily is highly dependent on the efforts provided to the collaboration by Verily and us and the skill sets of our respective employees. Support of these development efforts requires significant resources, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts succeed, the FDA may not clear the developed products or may require additional product testing and clinical trials before clearing the developed products, which would result in product launch delays and additional expense. If cleared by the FDA, the developed products may not be accepted in the marketplace, and there is no assurance that adequate reimbursement will be available, or that an alternative payment model can be developed.

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
As of September 30, 2021, we had $24.3 million outstanding under our term loan provided by of our loan agreement with Silicon Valley Bank (“SVB”). We must make significant annual debt payments under the loan agreement which will divert resources from other activities. Our debt with SVB is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The covenants in the loan agreement, as well as in any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control and future breaches of any of these covenants could result in a default under the loan agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the loan agreement to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

We are also exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates. Our policy is to manage interest costs using the mix of fixed- and floating-rate debt, which we cannot guarantee will mitigate the risk of interest rate fluctuation.
We have recently experienced management turnover, which creates uncertainties and could harm our business.

We have experienced significant changes in our executive leadership in the past eighteen months. In September 2021, we announced the appointment of Quentin S. Blackford, as the Company’s President and Chief Executive Officer, effective October 4, 2021. In June 2021, our former Chief Executive Officer, Michael J. Coyle, announced he was resigning and our Chief Financial Officer, Douglas J. Devine, assumed the position of Interim Chief Executive Officer. December 2020, our prior Chief Executive Officer, Kevin M. King, announced his retirement as our Chief Executive Officer. In June 2020, our Chief

Financial Officer, Matthew C. Garrett, announced that he was resigning for personal reasons and in March 2020, our Chief Operating Officer, Karim Karti, resigned.

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
Our success depends largely on the continued services of key members of our executive management team and others in key management positions. For example, the services of Quentin S. Blackford, our President and Chief Executive Officer, and Douglas J. Devine, our Chief Financial Officer, are essential to formulating and executing on corporate strategy and to ensuring the continued operations and integrity of financial reporting within our company. In addition, the services provided by David A. Vort, our Executive Vice President of Sales, are critical to the growth that we have experienced in the sales of our Zio service. Our employees may terminate their employment with us at any time. If we lose one or more key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy. We do not currently maintain key person life insurance policies on these or any of our employees.
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
•the European Union’s Medical Device Directives and Medical Device Regulations (“MDR”) that outline requirements for medical device CE marking; and
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
We are registered with the FDA as a medical device specifications developer and manufacturer. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Public Health (“CDPH”) to determine our compliance with the QSR and other regulations at both our design and manufacturing facilities, and these inspections may include the manufacturing facilities of our suppliers. Our design facilities in San Francisco, California were most recently inspected by the FDA in June 2016 and no formal 483 observations resulted. The most recent FDA inspection of our manufacturing facility occurred in October 2018 and no formal 483 observations resulted. The FDA also performed a Remote Regulatory Assessment (“RRA”) of our design facilities in San Francisco, California, which concluded in May 2021. The FDA does not issue formal 483 observations at the conclusion of RRAs.
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
None.
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

iRhythm Technologies, Inc.

Date: November 5, 2021	By:	/s/ Quentin S. Blackford
Quentin S. Blackford President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2021	By:	/s/ Douglas J. Devine
Douglas J. Devine Chief Financial Officer (Principal Financial Officer)