Form 10-K
period 2021-12-31
iRhythm Technologies, Inc.
filed 2022-02-28
CIK 1388658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
FORM 10-K
________________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2021, was approximately $1.9 billion.
The number of shares of Registrant’s Common Stock outstanding as of February 18, 2022 was 29,513,264.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statements for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021.

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
•worsening economic conditions, including inflation, in the United States or internationally;
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

PART I
Item 1. Business.
Overview
We are a digital healthcare company redefining the way cardiac arrhythmias are clinically diagnosed by combining our wearable biosensing technology with cloud-based data analytics and deep-learning capabilities. Our goal is to be the leading provider of ambulatory electrocardiogram (“ECG”) monitoring for patients at risk for arrhythmias. We have created a full portfolio of ambulatory cardiac monitoring services on a unique platform, called the Zio service, which combines an easy-to-wear and unobtrusive biosensor that can be worn for up to 14 consecutive days with powerful proprietary algorithms that distill data from millions of heartbeats into clinically actionable information. We believe that the Zio service allows physicians to diagnose many arrhythmias more quickly and efficiently than traditional technologies and avoid multiple indeterminate tests. Early detection of heart rhythm disorders, such as atrial fibrillation (“AF”) and other clinically relevant arrhythmias, allows for appropriate medical intervention and helps avoid more serious downstream medical events, including stroke. Since receiving clearance from the Food and Drug Administration (“FDA”) in 2009, we have provided the Zio service to over four million patients and have collected over one billion hours of curated heartbeat data, creating what we believe to be the world’s largest repository of ambulatory ECG patient data. This data provides us with a competitive advantage by informing our proprietary deep-learned algorithms, which may enable operating efficiencies, gross margin improvement and business scalability. We believe the Zio service is well aligned with the goals of the U.S. healthcare system: improving population health, enhancing the patient care experience, reducing per-capita cost, and improving the clinician experience.
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
The ambulatory cardiac monitoring market is well-established with an estimated 5.6 million diagnostic tests performed annually in the United States, which we believe to be an existing $2.0 billion market opportunity for our Zio service. Traditional ambulatory cardiac monitoring tools used by physicians for diagnosing patients with suspected arrhythmias, such as Holter and cardiac event monitors, are constrained by one or more of the following: short prescribed monitoring times, non-continuous data collection and reporting, cumbersome equipment and low patient compliance. As an example of these traditional constraints, patients often remove these traditional monitors when sleeping, showering or exercising, leading to failure to capture critical data. These limitations contribute to incomplete diagnoses and repeat testing, which in turn result in suboptimal patient care and higher costs to the health system.
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
Over four million patients have utilized the Zio service since its commercialization, we have achieved both policy coverage and, where applicable, contracts with the majority of payors in the United States, including the Centers for Medicare & Medicaid Services (“CMS”) and other government agencies. Over 95% of patients in the U.S. are able to access reimbursed Zio services through our third-party payor contracts, our independent diagnostic testing facilities ("IDTF") participation status with CMS, and self-pay programs when excluding state Medicaid programs. We have designed a comprehensive strategy to allow us to compete favorably in the ambulatory cardiac monitoring market, which includes capturing market share from existing monitoring devices in the United States and international markets as well as expanding the market through new indications. We expect to drive sales and margin growth in our business by expanding our sales organization, securing additional contracts with commercial payors, maintaining technology leadership through research and development, and continuing to build clinical evidence supporting the benefits of the Zio service.
We have collected over one billion hours of curated heartbeat data, creating what we believe to be the world’s largest repository of annotated, continuous ambulatory ECG recordings with contextual patient information. This extensive database, along with our proprietary analytic platform, differentiates the Zio service and gives us a competitive advantage. We will continue to seek opportunities to capitalize on our product design, proprietary analytic capabilities and data repository to capture additional opportunities in the digital healthcare market.
We are a vertically-integrated company headquartered in San Francisco, California, and we have additional commercial operations and facilities in Lincolnshire, Illinois, Houston, Texas, and the United Kingdom. We manufacture our devices in Cypress, California. Our revenue was $322.8 million and $265.2 million for the years ended December 31, 2021 and 2020, respectively and we incurred a net loss of $101.4 million and $43.8 million for those same periods.

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

Heart Block post Transcatheter Aortic Valve Replacement ("TAVR")

TAVR is now the preferred strategy for aortic valve replacement in most patients with severe symptomatic aortic stenosis. Due to the less invasive strategy, TAVR provides treatment for patients who would have been declined surgical replacement. According to the American College of Cardiology ("ACC"), it is estimated 100,000 patients undergo TAVR procedure annually in the United States, and expected to increase with over 250,000 procedures conducted worldwide by 2025. One out of ten patients experiences injury to the conduction system during TAVR resulting in high-degree atrioventricular block (“HAVB”) necessitating permanent pacemaker implantation. While most HAVB occurs within 48 hours of TAVR, there is a growing number of patients developing HAVB after initial TAVR hospitalization due to the trend for early discharge post-TAVR.
Well-established risk factors can be used to identify and advise high-risk patients and guide management. As the population of patients at increased risk for late presentation of HAVB grows, development of algorithms for mobile outpatient cardiac telemetry monitoring post-TAVR, particularly in the first 2 weeks after discharge, may be needed to reduce the risk of adverse events.
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
Our Solution
We have developed an uninterrupted, long-term continuous ambulatory cardiac monitoring platform known as the Zio service that provides continuous ambulatory cardiac monitoring through both the Zio XT monitor and Zio AT monitor. The Zio service combines an FDA-cleared and CE-marked wire-free, patch-based, 14-day wearable biosensor with a proprietary cloud-based data analytic platform to help physicians monitor patients and diagnose arrhythmias with a high degree of accuracy and confidence. Since commercialization, over four million patients have utilized the Zio service, and we have collected over one billion hours of heartbeats, creating what we believe to be the world’s largest repository of curated ambulatory ECG patient data.

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

We believe the Zio service is a disruptive option for ambulatory cardiac monitoring. The Zio service addresses patient compliance, continuously monitors patients without requiring patient maintenance for up to 14 consecutive days and produces easy-to-read, comprehensive digital reports that provide the information physicians need to make accurate and timely clinical decisions. Clinical studies have shown that our innovative digital healthcare solution improves physicians’ abilities to detect arrhythmias by increasing diagnostic yield, and potentially allows them to change the course of treatment. Our proprietary deep-learned algorithms give us a competitive advantage due to the depth and breadth of ECG data available from the over one billion hours of curated and annotated ECG data collected to date. Additionally, we believe we have the first mover advantage in the long-term continuous market, particularly related to our efforts to secure both policy coverage and, where applicable, contracts with the majority of payors in the United States, including CMS and other government agencies. Over 95% of patients in the U.S. are able to access reimbursed Zio services through our third-party payor contracts, our IDTF participation status with CMS, and self-pay programs when excluding state Medicaid programs.
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

Key Benefits
Value to Patients
We designed the Zio monitor specifically to address patient compliance issues common to other ambulatory cardiac monitors. Our wire-free wearable biosensor is easy to apply, comfortable, lightweight and unobtrusive. The Zio monitor requires no patient management or manipulation during the wear period because no battery changes, patch changes, adhesive changes or lead wire / electrode management is required. Patients wear it discreetly during activities of daily life including exercising and showering for up to 14 consecutive days. For a small percentage of patients, an additional Zio AT monitor is provided for longer monitoring prescriptions. We interpreted a clinical study by Barrett et al published in The American Journal of Medicine in January 2014, or the Barrett Study, to confirm that the Zio service is a patient-friendly monitoring option, and the study noted that 94% of patients found the Zio monitor comfortable to wear. The Zio monitor allows patients to mark when a symptom occurs by pressing a button on the Zio monitor and logging the surrounding circumstances into a written or digital symptom diary, thus allowing physicians to link symptoms with the ECG data. Additionally, patients have access to our professional 24/7 customer service team and dedicated financial counselors to address any product, service, enrollment or billing questions.
Value to Providers
Providers, such as physicians, receive high-quality, easy-to-read, actionable digital reports that help them diagnose patients and streamline clinical workflow. The Zio service has been shown in multiple peer-reviewed published clinical studies to detect more arrhythmias compared to Holter monitoring during their respective prescribed wear periods confirming the Zio service's added benefit of higher diagnostic yield beyond 48 hours of wear time. We analyze and generate patient reports at our CMS-certified IDTFs staffed with our certified cardiographic technicians who specialize in advanced arrhythmia interpretation to help ensure high accuracy and quality of reports before delivering them to the prescribing physician. Due to high patient compliance, the reports include up to 14 days of non-interrupted data correlated with patient-triggered and diary symptom events. Physicians can use this continuous correlated data to more conclusively diagnose arrhythmias.

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

Value to Payors

The graph above compares the costs of monitoring to the diagnostic yield of various ambulatory cardiac monitors in the United States. The analysis, completed by Decision Drivers Analytics and commissioned by us, uses cost data from the Centers for Medicare & Medicaid Services (“CMS”) published diagnostic yields, and our internal database, and demonstrates that the Zio service has a diagnostic yield on par with much more expensive devices but superior to less expensive options. This implies that it is the most cost-effective modality among its peer group, optimizing the cost, time, and reliability of reaching a timely diagnosis.
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

The platform typically collects approximately 1.5 million heartbeats of data for each patient during a single application of up to 14 consecutive days. Our Zio service delivers a curated, concise, and clinically actionable report to the prescribing physician. Through the Zio AT offering, physicians can access the additional capability of timely transmissions during the wear period. During the wear period, physicians will receive notifications and reports if there are significant events that meet pre-determined arrhythmia detection criteria.

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

Symptoms can be logged through a paper symptom log or through the myZio App (iOS and Android).

The Zio XT service monitors continuously for up to 14 days, delivering a comprehensive report after return and analysis. The Zio AT service delivers the same comprehensive final report, but also provides physicians with actionable notifications during the wear period. These timely alerts are provided via a Bluetooth capability in the Zio AT monitor that sends data to a wireless gateway. The wireless gateway, slightly larger than a smart phone, is provided to the patient at the time of monitor application and will collect and transmit data from the monitor to the cloud via a long term evolution ("LTE”) protocol.
Enrollment and Initiation of the Zio service

Once a physician determines a patient is a candidate for the Zio service, the patient is enrolled through our online portal, ZioSuite. The wire-free Zio monitor is applied to the patient’s chest by the clinical staff, and monitoring is initiated. There is also an option for physicians to enroll patients remotely. With this option, the physician enrolls the patient and the patient receives the Zio monitor in the mail along with a detailed set of self-application instructions. Additionally, the Zio service can be ordered directly through the physicians’ electronic health record system through the use of the Company's Electronic Health Record (“EHR”) integration service.
Monitoring
The Zio monitor is worn continuously by the patient for up to 14 days without the need for patient maintenance. The Zio monitor can be worn in the shower, while sleeping, and during moderate exercise. During the wear period, the device continuously records and stores ECG data. The Zio monitor features a patient trigger button for marking any symptoms during the wear period; the patient is instructed to push the button when a symptom occurs and make a corresponding entry into the written or digital symptom diary. At the end of the prescribed wear period, the patient removes the device and places it and the written diary (if applicable) into a pre-paid postal box, which ships to one of our clinical centers.
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
Reporting Events During the Wear Period with Zio AT
The Zio service with Zio AT includes a wireless gateway that provides connectivity between the Zio AT monitor and our monitoring center which enables symptomatic and asymptomatic data transmission during the prescribed wear period. The Zio AT monitor, in conjunction with the wireless gateway and the unique Zio arrhythmia detection algorithm, has arrhythmia auto-detection capabilities that produce actionable event data for physician review. The definition of an actionable arrhythmia event is customized by the physician to meet his or her needs, with the intent to reduce the number of over-notifications of data that do not require more timely medical action. Additionally, patients have the option of pressing a trigger button which marks the continuous record and initiates a wireless transfer of a 90-second ECG strip to our monitoring center. In addition to the final Zio report, physicians receive daily symptomatic and auto-detected arrhythmia event reports.

ECG strip of auto-detected actionable arrhythmia event from Zio AT Transmission Report
Zio AT improves the speed and accuracy of diagnosis relative to traditional mobile cardiac telemetry (“MCT”) devices and services. The patient-friendly design of the Zio monitor enables 98% patient compliance over prescribed wear times. We believe a comparative review of published literature with our clinical data indicates that the Zio AT solution is able to detect critical arrhythmias up to five days sooner than the leading competitor. Further analysis indicates that Zio AT achieves a higher diagnostic yield in half the time of leading competitive MCT services (83% diagnostic yield in just 14 days vs. 61% of a competitive service over a 30 day prescription period.) To date, 99.6% of interpreting physicians have agreed with the findings of the final Zio AT patient report, which we believe demonstrates efficiency and time-savings gains for interpreting physicians.
Our Collaboration with Verily
On September 3, 2019, we entered into a Development Collaboration Agreement (the “Development Agreement”) with Verily Life Sciences LLC (an Alphabet Company and referred to as “Verily”). Pursuant to the terms of the Development Agreement, the parties will develop certain next-generation AF screening, detection, or monitoring products, which involve combining Verily and our technology platforms and capabilities. The solution combines a long-term, patient-compliant, non-invasive, low-cost Zio Watch with a diagnostic-grade, AI-based approach to AF detection and burden to address an unmet AF monitoring need by leveraging the Zio service infrastructure. Under the terms of the Development Agreement, we paid Verily an upfront fee of $5.0 million in cash. In addition, we agreed to pay Verily up to an aggregate of $12.75 million in additional milestone payments upon achievement of various development and regulatory milestones over the duration of the Development Agreement, which payments will be made in cash directly to Verily.
Through December 31, 2021, we have achieved milestones and related payment obligations totaling, $11.0 million, including a $3.0 million obligation incurred during our most recent quarter. We have agreed to make additional payments up to an aggregate of $1.75 million, subject to the achievement of certain development and regulatory milestones including provision of the Zio Watch and completion of market evaluation scheduled to begin between late 2022 and early 2023.
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
•Pursuing international expansion opportunities. While our initial commercial focus is the U.S. market, we have initiated efforts that will allow for future expansion into international geographies. We have an initial presence in the United Kingdom with efforts underway to pursue national reimbursement. In September 2020, we were named a winner of the Artificial Intelligence in Health and Care Award run by the Accelerated Access Collaborate as part of the NHS AI Lab. This funding will bring the Zio service to selected NHS sites over a 3-year program measuring clinical, pathway and economic outcomes. We also received positive guidance from the National Institute for Health and Care Excellence ("NICE") in December 2020 for the adoption of the Zio XT service which may facilitate for future support of the Zio service through the MedTech Funding Mandate. We are also conducting diligence and prioritizing other geographies based on market size, regulatory pathway and reimbursement opportunity. We estimate the total addressable market in our initial selected countries of the U.K. and Japan, where we have started regulatory and reimbursement efforts is at least five million existing ambulatory monitoring tests annually.
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
◦post-cardiac catheter ablation patients, estimated to be 200,000 annual procedures; and
◦post-transcatheter aortic valve patients, estimated to be 100,000 annual procedures
We believe there is a significant near-term opportunity for us to expand the Zio service into adjacent markets such as silent AF. Initial efforts to proactively monitor this asymptomatic population with Zio XT, including end-to-end care pathway pilots, are planned in 2022.
In addition, we believe there is potential to increase the core symptomatic total addressable market by moving further upstream in the care pathway to the primary care physician call point. We believe that nearly eight million patients with palpitations in the United States visit their primary care physicians annually and that we can educate these primary care physicians on the benefits of the Zio service for this patient population.
•Advancing our product portfolio and core technology offering. We continue to invest in building a unique, innovative product portfolio and digital platform that addresses unmet needs in the ambulatory cardiac monitoring market. We will continue to invest in research and development efforts to further differentiate our biosensor, data analytics and reporting, information system and digital platform. In 2021, we received FDA clearance for our third-generation biosensor, the Zio Monitor and second-generation deep-learned ECG detection algorithm.
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
Third-party payors require us to identify the service for which we are seeking reimbursement by using a Current Procedural Terminology (“CPT”) code set maintained by the AMA. For the year ended December 31, 2021, we received 82% of our revenue through third-party payors. As we continue to contract with more commercial insurers and the patient population ages and becomes eligible for CMS programs, we believe more of our revenue will convert to third-party payor billing.
Our clinical centers, where we conduct the analysis of ECG data captured by the Zio XT monitor and the Zio AT monitor, are CMS-certified IDTFs that qualify us as a provider and allow us to bill CMS directly for the Zio service. We meet CMS requirements, including having an independent medical director for oversight and certified cardiographic technicians for quality assurance of our Zio reports.
Clinical Results and Studies
The Zio service has been the subject of over 35 peer-reviewed publications on its effectiveness to date. This body of clinical evidence is driving clinical adoption and clinical use case expansion. The following sections summarize a few of the key clinical studies which have been driving adoption of the Zio service. In our discussion of the results of these publications, we have indicated changes in percentage terms, regardless of sample size, and the statistical significance is demonstrated by the relevant p-values, all of which are less than 0.05, which is the commonly accepted threshold for statistical significance. This follows the convention used by the authors of the study as well as standard clinical practice.
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

A prospective, randomized study by Eysenck et al, published in the Journal of Interventional Cardiac Electrophysiology in February 2019, compared the accuracy of AF burden detection across four different categories of external cardiac monitors (“ECMs”) to implanted pacemakers (“PPM”), the ‘gold standard’ of rhythm monitoring. The study enrolled 21 patients previously implanted with a PPM, each acting as their own control subject, who wore every ECM, including Zio XT, for two weeks in randomized order. Zio XT had an R-squared assessment of fit value of 0.99 compared to the PPM. Zio XT was the only monitor to detect 100% of clinically relevant AF, outperforming the other ECM monitors in the study.
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

The mHealth Screening to Prevent Strokes, or mSToPS study, led by researchers at the Scripps Research Translational Institute (“SRTI”) and in collaboration with Aetna Inc., Healthagen LLC, Janssen Research and Development, LLC and Johnson & Johnson, utilized a web-based platform to remotely recruit from 5,214 eligible patients from the Aetna Commercial Fully Insured and Medicare Advantage programs. Women over the age of 65 and men over 55 with certain risk factors were selected to participate based on information derived from claims data that placed them at a potentially increased risk of undiagnosed asymptomatic AF. Three peer-reviewed articles were published on the mSToPS study between 2018 and 2021. The study design was published in the Journal of the American Medical Association in July 2018. The one-year results were published in Heart Rhythm O2 in December 2020. We interpreted the results to show that at one-year, AF was newly diagnosed in 6.6 percent of patients who were actively monitored by the Zio service versus 2.4 percent in the observational control group receiving routine care. In addition to this primary endpoint to evaluate the difference in new AF diagnoses, active monitoring in an asymptomatic, moderate-risk population with the Zio service was associated with an increase in cardiology outpatient visits but also significantly lower rates of emergency department visits and hospitalizations over the one year following monitoring. We concluded that these results suggest active monitoring with the Zio service can significantly reduce high-cost healthcare resource utilization and shift toward appropriate care settings at one year. The three-year follow-up intended to assess whether screening asymptomatic individuals for AF and other arrhythmias with the Zio service can improve clinical outcomes. The three-year study results were published in PLOS One in October 2021. Over the course of the study:

•AF was newly diagnosed in 11.4% of those actively monitored with the Zio service versus only 7.7% of the control group (a statistically significant 48% improvement).
•Active monitoring with the Zio service led to a statistically significant reduction in the combined primary endpoint of cardiac event (death, stroke, systemic emboli or myocardial infarction) versus clinical care. The study found the incidence rate of a cardiac event was 3.6 per 100 person-years in people diagnosed with AF who underwent active monitoring, compared to the control group incidence rate of 4.5 per 100 person-years.
•Active monitoring with the Zio service also led to fewer hospitalizations for bleeding, the primary safety endpoint for the study (incidence rate of 0.32 per 100 person-years versus 0.71 per 100 person-years).

•An additional finding showed a clinical event was common in the four weeks surrounding a clinical diagnosis of AF not detected by screening. Cumulatively, 42.9% of participants in the control group were hospitalized in the four weeks surrounding the AF diagnosis; however, for those diagnosed utilizing data provided by the Zio service, only one person experienced a negative clinical outcome in the period surrounding his or her diagnosis.

We concluded the mSToPS study found that active screening for AF, as part of a prospective, pragmatic, direct-to-participant and nationwide study, was associated with a significant improvement in clinical outcomes and safety at three years relative to routine care.

An additional study examining early detection of AF using the Zio service in high risk patients is the Home-based Screening for Early Detection of AF, or SCREEN-AF was published in the Journal of the American Medical Association (“JAMA”) in February 2021. This randomized control trial recruited 856 participants 75 years or older with hypertension and no known AF from 48 primary care clinics across Canada and Germany between 2015 and 2019. The intervention group included ambulatory screening for AF for two weeks with the Zio service utilized at baseline and again at three months, in addition to standard care for six months. We interpreted the results to show AF was newly diagnosed in the screening group in 5.3% of subjects at six months compared to 0.5% in the standard of care control group. A secondary outcome showed oral anticoagulation (“OAC”) therapy was prescribed for 75% of participants who had screen-detected AF. We concluded that proactive screening and monitoring using the Zio service could increase AF detection by 10-fold over standard of care potentially prompting anticoagulation use.

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
Our research and development activities consist of software development, algorithm and product development, regulatory affairs, and clinical research. Our research and development expense was $38.7 million, $41.3 million and $37.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Sales and Marketing
We market our ambulatory cardiac monitoring solution in the United States through a direct sales organization comprised of sales management, field billing specialists, quota-carrying sales representatives, and a customer experience team. Our sales representatives focus on initial introduction into new accounts, penetration across a sales region, driving adoption within existing accounts and conveying our message of clinical and economic value to service line managers, hospital administrators, and other clinical departments. We continue to optimize the structure of our U.S. sales organization to expand the current customer account base and increase utilization of our Zio service. In addition, we will continue exploring sales and marketing expansion opportunities in international geographies.
We market our Zio service to a variety of physician specialties including general cardiologists, electrophysiologists, neurologists, primary care physicians and other physician specialists who diagnose and manage care for patients with arrhythmias. We have found success focusing on IDNs, in which large networks of facilities and providers work together to offer a continuum of care to a specific geographic area or market. Focusing on sales to IDNs gives us the opportunity to conduct a holistic sale for health systems interested in making value-based purchasing decisions.
Competition

We operate in a highly competitive and fragmented industry, subject to rapid change and significantly affected by new product introductions, results of clinical research, corporate combinations and other factors. Large competitors in the ambulatory cardiac market include companies that sell standard Holter monitors including GE Healthcare, Philips Healthcare, Mortara Instrument, Inc., Spacelabs Healthcare Inc. and Welch Allyn Holdings, Inc. (acquired by Hill-Rom Holdings, Inc.). Additional competitors, such as BioTelemetry, Inc. (acquired by Royal Philips), Preventice Solutions, Inc. (acquired by Boston Scientific, Inc.) and Bardy Diagnostics, Inc. (acquired by Hill-Rom Holdings, Inc. which was recently acquired by Baxter International, Inc.) offer ambulatory cardiac monitoring services and also function as service providers. Recently, there has been increased acquisition activity and consolidation in our industry. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do. Furthermore, many of our competitors have well-established brands, widespread distribution channels, broader product offerings and an established customer base.

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

Future competition could come from manufacturers of wearable fitness products or large information technology companies focused on improving healthcare. For example, Apple Inc. has added capabilities on its watch platform to measure non-continuous ECG and to alert users to the potential presence of irregular heartbeats suggestive of asymptomatic AF. These competitors and potential competitors may introduce new products and services that more directly compete with our Zio service.

We believe the principal competitive factors in our market include:
•ease of use, comfort and unobtrusiveness of the device for the patient;
•quality and clinical validation of the deep-learned algorithms used to detect arrhythmias;
•concise and comprehensive reports supporting efficient physician interpretation;
•ease of use of service workflow for physicians and supporting clinicians;
•digital tools for data management including mobile app, website tools and EHR integration;
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
Intellectual Property
To protect our proprietary rights, we rely on a combination of trademark, copyright, patent, trade secret and other intellectual property laws, employment, confidentiality and invention assignment agreements and protective contractual provisions with our employees, contractors, consultants, suppliers, partners and other third parties. In addition, we have entered into exclusive and non-exclusive licenses in the ordinary course of business relating to a wide array of technologies or other intellectual property rights or assets.
Our patent portfolio includes numerous issued and pending patent applications in the U.S. and other parts of the world, which in the aggregate, we believe to be of material importance in the operation of our business. U.S. patents, as well as most foreign patents, are generally effective for 20 years from the date the earliest application was filed. In some cases, the patent term may be extended. As of December 31, 2021 we owned, or retained an exclusive license to, twenty-three issued patents from the U.S. Patent Office, eight issued patents from the Japanese Patent Office, two issued patents from the Australian Patent Office, four issued patents from the Canadian Patent Office, five issued patents from the European Patent Offices, three issued patents from the Korean Patent Office, and one issued patent from the Chinese Patent Office. Our U.S. issued patents as of December 31, 2021 are set to expire over a range of years, from November 2028, with respect to some of our earlier patents, to February 2041, subject to any extensions.
As of December 31, 2021, we had twenty-six pending patent applications globally, including twelve in the United States, three in the European Patent Office, four in Japan, three Patent Cooperation Treaty (“PCT”) international applications, and one in each of Australia, Korea, China and India.
As of December 31, 2021, our trademark portfolio contained a U.S. trademark registration for the mark My ZIO, ZIO and a pending U.S. application for Zio AT. It also contained registered trademarks for the mark IRHYTHM in Australia and the European Union and pending applications for that mark in Australia, Austria, Canada, China, Denmark, Finland, France, Germany, Japan, Norway, Sweden, Switzerland, United Kingdom and United States. It further contained pending applications for the mark ZIO in Australia, Canada, China, Japan, Norway and Switzerland and a registered trademark for ZIO in the European Union.
Our patents and patent applications seek to protect aspects of our core technologies and our product concepts for continuous cardiac monitoring. We believe that our patent position provides us with sufficient rights to protect our current and proposed commercial products. However, our patent applications may not result in issued patents, and any patents that have been issued or might be issued may not protect our intellectual property rights. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. We seek to protect our proprietary information and other intellectual property by generally requiring our employees, consultants, contractors, suppliers, outside scientific collaborators and other advisors to execute non-disclosure and assignment of invention agreements on commencement of their employment or engagement. Agreements with our employees also forbid them from bringing the proprietary rights of third parties to us. We also generally require confidentiality or material transfer agreements from third parties that receive our confidential data or materials.

Manufacturing and Supply
We manufacture our ambulatory cardiac monitors, Zio XT and Zio AT, in our leased facilities in Cypress, California. This 17,558 square foot facility provides space for our assembly and production operations, including packaging, storage and shipping. We believe our manufacturing facilities will be sufficient to meet our manufacturing needs for at least the next year, but plan to move into a new, larger facility during 2022.
Our manufacturing operations are subject to regulatory requirements of the FDA’s Quality System Regulation (“QSR”) for medical devices sold in the United States, set forth at 21 CFR part 820, the Medical Devices Directive 93/42/EEC (“MDD”) and the Medical Device Regulations 2017/745 of the European Parliament and of the Council (“MDR”), which is required for doing business in the European Union (“EU”), and the UK Medical Device Regulations 2002 (as amended) (“UK MDR”). We are also subject to applicable requirements relating to the environment, waste management and health and safety matters, including measures relating to the release, use, storage, treatment, transportation, discharge, disposal, sale, labeling, collection, recycling, treatment and remediation of hazardous substances.
Our failure or the failure of our suppliers to maintain compliance with either the QSR, MDR, MDD, or UK MDR requirements could result in the shutdown of our manufacturing operations, recall of our products, and various enforcement actions such as warning letters or loss of clearance or certification, which would harm our business. In the event that one of our suppliers fails to maintain compliance with our or governmental quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result.
Our quality control management programs have earned us a number of quality-related designations. Our manufacturing facilities, have received EN ISO 13485:2016 certification. The NSAI most recently conducted an ISO 13485 surveillance audit in 2021 and a renewed ISO certification was received in August 2021. We have been an FDA-registered medical device manufacturer since 2008 and have been a California-licensed medical device manufacturer since 2009. The most recent FDA inspection of our manufacturing facility occurred in October 2021, and no FDA Form 483 observations resulted. The FDA also performed a Remote Regulatory Assessment (“RRA”) of our design facilities in San Francisco, California, which concluded in May 2021. Unlike on-site inspections, the FDA does not issue formal 483 observations at the conclusion of RRAs.
Circuit board components of the Zio XT and Zio AT monitors are provided by contract electronic manufacturers, Cal-Comp USA, and Veris Manufacturing, Inc. We have manufacturing service agreements with both providers that allow either party to terminate the agreement with 90 days prior written notice. There are a number of additional critical components and sub-assemblies sourced by other vendors. The vendors for these materials are qualified through stringent evaluation and testing of their performance. We implement a strict no-change policy with our contract manufacturers to ensure that no components are changed without our approval. Our production group in Cypress, California performs inspection, assembly, testing and product release.
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
The COVID-19 pandemic has significantly impacted the global economy and has contributed to cost increases, supply constraints and increasing inflationary pressures. We continuously monitor the effects of inflationary factors and supply chain constraints, such as increases in the cost of our components and increasing labor costs due to high wage inflation and challenging labor market conditions. Competitive and regulatory conditions may restrict our ability to fully recover these costs through price increases. As a result, it may be difficult to fully offset the impact of persistent inflation.

Government Regulation
United States Food & Drug Administration (FDA)
The Zio XT and Zio AT monitors are considered medical devices subject to extensive and ongoing regulation by the FDA under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and its implementing regulations, as well as other federal and state regulatory bodies in the United States. The laws and regulations govern, among other things, product design and development, pre-clinical and clinical testing, manufacturing, packaging, labeling, storage, recordkeeping and reporting, clearance or approval, marketing, distribution, promotion, import and export, and post-marketing surveillance and associated regulatory reporting.
The FDA regulates the medical device market to ensure the safety and efficacy of these products. The FDA allows for two primary pathways for a medical device to gain approval for commercialization: a successful premarket approval (“PMA”), application or 510(k) clearance pursuant to Section 510(k) of the FD&C Act. A novel product must go through the more rigorous PMA process if it cannot receive authorization through a 510(k) clearance. FDA has established three different classes of medical devices that indicate the level of risk associated with using a device and the consequent degree of regulatory controls needed to govern its safety and efficacy. Most Class I devices are exempt from 510(k) requirements. Most Class II devices, including the Zio XT and Zio AT monitors, and the Zio ECG Utilization Service System (“ZEUS System”), require 510(k) clearance from the FDA in order to be marketed in the United States. A 510(k) submission must demonstrate that the device is substantially equivalent to a device legally in commercial distribution in the United States: (1) before May 28, 1976; or (2) to another device that has been cleared through the 510(k) process and determined by FDA to be substantially equivalent. To be substantially equivalent, the proposed device must have the same intended use as the predicate device and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence. In some instances, data from human clinical trials must also be submitted in support of a 510(k) submission. If so, this data must be collected in a manner that conforms with specific requirements in federal regulations. Most Class III devices are high-risk devices that pose a significant risk of illness or injury or devices found not to be substantially equivalent to Class I and II predicate devices through the 510(k) process and require PMA. The PMA process for Class III devices is more involved and includes the submission of clinical data to support claims made for the device.
The Zio XT and Zio AT monitors maintain FDA 510(k) clearance as Class II devices, with the Zio monitor receiving a new 510(k) clearance in May 2021. In addition, the ZEUS System's most recent update received FDA 510(k) clearance in May 2021 as a Class II Software as a Medical Device. The ZEUS System is the combination of proprietary algorithms and software tools that our certified cardiac technicians utilize to curate the ECG data and create the Zio Report electronically. Significant modifications made to the ZEUS System since its original clearance have been regularly evaluated by the FDA.
Pervasive and Continuing Regulation
After a device is placed on the market, numerous regulatory requirements continue to apply. These include:
•the FDA’s QSR, which requires manufacturers, including their suppliers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the product lifecycle, including the manufacturing process;
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
After a device receives 510(k) clearance or PMA approval, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, performance or functionality may require a new clearance or approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with the determination not to seek a new 510(k) clearance or PMA, the FDA may retroactively require a new 510(k) clearance or premarket approval. The FDA could also require a manufacturer to cease marketing and distribution and/or recall the modified device until 510(k) clearance or premarket approval is obtained. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines, penalties, and other enforcement actions, such as warning letters.
We have registered our facilities with the FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Public Health, or CDPH. The FDA and CDPH have broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDPH to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Additionally, the EU Notified Body regularly inspects our manufacturing, design and operational facilities to ensure ongoing ISO 13485 compliance and periodically reviews technical design files in accordance with the Medical Device Regulations in order to maintain our CE mark or issue CE mark for new or updated devices.
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
European Union and United Kingdom

The Zio XT monitor is currently regulated in the European Union as a medical device per the European Union Directive 93/42/EEC, also known as the Medical Device Directive (“MDD”). The MDD sets out the basic regulatory framework for medical devices in the European Union. In May 2021, the MDR, a more comprehensive regulatory framework, replaced the MDD.
The system of regulating medical devices operates by way of a certification for each medical device. Each certified device is marked with the CE mark which shows that the device has a certificate of conformance. There are national bodies known as Competent Authorities in each member state which oversee the implementation of the MDD and MDR within their jurisdiction. The means for achieving the requirements for the CE mark vary according to the nature of the device. Devices are classified in accordance with their perceived risks, similarly to the U.S. system. The class of a product determines the conformity assessment required before the CE mark can be placed on a product. Conformity assessments for our products are carried out as required. Each member state can appoint Notified Bodies within its jurisdiction. If a Notified Body of one member state has issued a CE mark, the device can be sold throughout the European Union without further conformance tests being required in other member states. The CE mark is contingent upon continued compliance with the applicable regulations and the quality system requirements of the ISO 13485 standard. Our current CE mark for Zio XT is issued by the National Standards Authority of Ireland, or NSAI under the MDD. We will need to pursue CE mark under the new MDR.
Due to United Kingdom’s departure from the European Union, the UK Medicines & Healthcare products Regulatory Agency (“MHRA”) has issued new requirements associated with the UK Conformity Assessed (“UKCA”) mark. The UKCA marking is a new UK product marking that is used for goods being placed on the market in Great Britain. It covers most goods which previously required the CE marking. The UKCA requirement became effective on January 1, 2021. However, to allow businesses time to adjust to the new requirements, we will still be able to use the CE marking until 2023. Additionally, MHRA has indicated that additional new or modified regulations are planned in the future beyond those outlined in UK MDR 2002. We will need to pursue UKCA marking under this new requirement.

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

In addition to the federal privacy regulations, there are a number of state privacy laws, such as the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act ("CPRA”), that apply to us. The compliance requirements of these laws, including additional breach reporting requirements, and the penalties for violation vary widely, and new privacy and security laws in this area are evolving. Requirements of these laws and penalties for violations vary widely. These new legislative and regulatory developments may impact our privacy and security strategy and our web-based and mobile assets.
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
Federal False Claims Act
Another development affecting the healthcare industry is the increased use of the federal False Claims Act (“FCA”) and in particular, action brought pursuant to the FCA’s “whistleblower” or “qui tam” provisions. The FCA imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the FCA allow a private individual to bring actions on behalf of the federal government alleging that the defendant has violated the FCA and to share in any monetary recovery. As a result, in recent years, the number of suits brought against healthcare providers by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the FCA, and many of these state laws apply where a claim is submitted to any third-party payor and not only a federal healthcare program.
When an entity is determined to have violated the FCA, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between approximately $12,000 and $24,000 for each separate instance of false claim. As part of any settlement, the government will usually require the entity to enter into a corporate integrity agreement, which imposes certain compliance, certification and reporting obligations. There are many potential bases for liability under the FCA. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The federal government has used the FCA to assert liability on the basis of inadequate care, kickbacks and other improper referrals, and improper use of CMS billing numbers, in addition to the more predictable allegations of misrepresentations with respect to the services rendered. In addition, the federal government has prosecuted companies under the FCA in connection with off-label promotion of products. Activities relating to the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products and services and the sale and marketing of our products and services may be subject to scrutiny under these laws.
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
There are also international privacy laws, such as the General Data Protection Regulation (“GDPR”), that impose restrictions on the access, use, and disclosure of health information. All of these laws may impact our business. Our failure to comply with these privacy laws or significant changes in the laws, or judicial rulings interpreting these laws, may impact our ability to obtain required patient information and therefore could significantly impact our business and our future business plans.
U.S. Centers for Medicare and Medicaid Services (“CMS”)
Medicare is a federal program administered by CMS through fiscal intermediaries and carriers. Available to individuals age 65 or over, and certain other individuals, the Medicare program provides, among other things, healthcare benefits that cover, within prescribed limits, the major costs of most medically necessary care for such individuals, subject to certain deductibles and copayments.
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
Effective as of January 1, 2022, the U.S. federal No Surprises Act, prohibits providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to limited exceptions. Further, the No Surprises Act requires providers to send an insured patient’s health plan a good faith estimate of expected charges, including billing and diagnostic codes, prior to when the patient is scheduled to receive the item or service.
We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

Human Capital

As of December 31, 2021, we have approximately 1,700 employees globally. None of our employees are represented by a collective bargaining agreement, and we believe our employee relations are good. Although the COVID-19 pandemic has disrupted how and where we work, our employees have demonstrated ongoing resilience. During 2021, employees continued to effectively navigate strict safety protocols for those working onsite, primarily in manufacturing, and the majority of our employees were not required to be onsite and worked from home.

Diversity, Equity & Inclusion

We believe in the richness and quality of a working environment that is informed by people from all walks of life and strive to create a genuinely inclusive environment. We are proud that, overall, our workforce is more than 60% female and greater than 50% of employees are ethnically diverse. To further build on our commitment to diversity, equity and inclusion, we have formed a Diversity Council of representatives from across our company that is working to coordinate efforts as we define our corporate strategy. In addition, we have an active Employee Resource Group (“ERG”) with plans to increase the number of ERGs to reflect the diversity of our workforce, and we are building external partnerships to expand the diversity of our talent outreach. We value our differences, recognizing that from those differences comes our strengths, and we are committed to continuing to build a culture of diversity, equity, and inclusion.

Health & Safety

We are committed to maintaining a healthy, safe, and secure work environment that protects our employees from harm. We comply with applicable health, safety, and environmental laws as well as related company policies and procedures, and provide necessary training as appropriate by role and location.

Total Rewards

We offer an attractive mix of compensation and benefit plans to support our employees and their families’ physical, mental, and financial well-being. We believe that we employ a fair and merit-based total compensation system, and we evaluate our compensation programs to ensure our employees are compensated fairly for the important work they do, and that we reward outstanding performance. We are also committed to achieving internal pay equity.

We offer our employees competitive benefits that follow local standards and support physical, mental and financial wellness. In support of employee wellness, we provide a variety of benefits options, resources, programs, online tools and regular webinars. We generally offer to full time employees globally health benefits, retirement plan, paid time off and family leave, an Employee Stock Purchase Plan (“ESPP”), and an employee assistance program that is available to employees and their families with a variety of support services.

It is important that all employees have an opportunity to have an ownership interest in our company, and there are several programs that provide the ability to own our stock. Generally, more than 75% of our employees participates in at least one of our stock programs. During their tenure with our company, all employees have an opportunity to receive an equity award, either upon hire and/or during an annual review process to recognize those with significant impact on achieving our goals. Another program offered to all employees, whether part or full time, is the ability to participate in our ESPP. Participants in the ESPP may purchase our stock at a 15% discount to market price. We believe our discounted stock purchase program helps to build an ownership mentality amongst participating employees.

Workforce Development

The growth and success of our employees is a top priority, as it impacts our overall company performance. We are investing heavily to build in-house tools and resources to support managers and employees on the road to success and ongoing growth. Our core competencies are the foundation for programs and tools being developed to identify top talent, prepare future managers and leaders, and provide equal access to growth opportunities.

We offer a variety of training opportunities, whether focused on building vocational or management and leadership skills. We use tools like Linkedin Learning to expand readiness of content and options for skill building. Despite the ongoing challenges of COVID-19, we continued to facilitate sessions around our core competencies, interview skills and coaching practices, and we rolled out a toolbox on our intranet with resources for employees and managers across the employee lifecycle.

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

•if third-party commercial payors do not provide any or adequate reimbursement, rescind or modify their reimbursement policies or delay payments for our products, including as a result of the CMS and Medicare Administrative Contractor (“MAC”) reimbursement rates, including Novitas Solutions' reimbursement rates for our Zio XT service, or if we are unable to successfully negotiate reimbursement contracts, our commercial success could be compromised;

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

The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking. The spread of

COVID-19 in the United States has resulted in travel restrictions impacting all areas of our business, most notably our sales representatives. Many hospitals have also limited access for non-patients, including our sales professionals, which has negatively impacted our access to physicians and their patients. New hospital sanitization and social distancing protocols, as well as increased competition for resources within hospitals that have dedicated certain resources to COVID patients, have impacted and may continue to impact our business and operations. We have also noted staffing shortage at providers in certain regions in the United States and we believe that the status of provider capacity and resource prioritization, vaccination levels and other pandemic-related effects could materially impact our revenue in future periods.

Additionally, we anticipate that an increase in the unemployment rate due to the impact of COVID-19 would decrease the number of potential patients with access to health insurance, which may result in fewer diagnostic procedures. As hospitals cancel and defer diagnostic and elective procedures, it reduces their revenue and impacts their financial results, which could result in pricing pressure on our services as they seek cost savings. Prolonged restrictions relating to COVID-19 could adversely affect our revenue, results of operations, cash flows, and financial position.

Although we saw recovery of patient registrations for the Zio service in 2021, we expect these challenges of the COVID-19 pandemic to continue to impact the volume of Zio services provided for the duration of the pandemic, but its extent cannot be quantified at this time. Our customers’ patients are also experiencing the economic impact of the current pandemic. Even an important diagnostic procedure like the Zio service may be less of a priority than other items for those patients who have lost their jobs, are furloughed, have reduced work hours or are worried about the continuation of their medical insurance. Such economic effects on patients may delay or disrupt our ability to both provision our service and collect co-payments or out-of-pocket costs, which would have an adverse effect on our revenue and cash flow. Patients may also be reluctant to visit their physicians or hospitals due to fear of contracting COVID-19. Physicians are not performing as many diagnostic tests for their patients and the facilities where these tests are performed may not be open, adequately staffed or open the entire day. Even where physicians continue to treat symptomatic patients, treatment of asymptomatic patients is being deferred in many cases. The reduction in diagnostic testing and physician visits, the increase in deferred treatment, and changes in patient behaviors are translating into fewer Zio services being prescribed.

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

Additionally, due to COVID-19, we have experienced delays in receiving Zio XT monitors back from patients, with some patients not returning the device at all. As a result, the increased prevalence of COVID-19 could result in negative changes to historical expectations around device return timelines and loss rates, both of which would negatively impact our finances. Finally, we anticipate that the COVID-19 pandemic may impact clinical and regulatory matters. COVID-19 is delaying enrollment in new clinical trials across the medical device industry and may affect any new trials we decide to pursue. Regulatory clearances may take extended duration of time as agencies focus on COVID-19-related priorities which, in turn, would delay our introduction of new products and services.

The COVID-19 pandemic has also created global supply chain shortages and delays, particularly for some electronic components, such as those contained in our PCBAs. We have experienced longer lead times, sometimes in excess of 52 weeks, and increased broker fees during the COVID-19 pandemic, which has increased our cost of revenue. We have also had to increase our inventory levels as a result of these potential shortages. If we are unable to secure our typical supply of components on a timely basis, it may affect our ability to provide the Zio service on a timely basis, which would affect our cash flows and ability to operate on a timely basis.

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

As demand for the Zio service increases, we may encounter production or service delays or shortfalls. Such production or service delays or shortfalls may be caused by many factors, including the following:

•while we intend to continue to expand our manufacturing capacity, our production processes may have to change to accommodate this growth, potentially involving significant capital expenditures;
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
•we are subject to state, federal and international regulations, including the FDA’s Quality System Regulation (“QSR”), the EU’s Medical Device Directive (“MDD”) and, as of May 2021, the EU’s Medical Device Regulation (“MDR”), and the developing regulations by Medicines & Healthcare Regulatory Agency (“MHRA”) post Brexit in the United Kingdom for both the manufacture of the Zio monitor and the provision of the Zio service, noncompliance with which could cause an interruption in our manufacturing and services;
•to increase our manufacturing output significantly and scale our services, we will have to attract and retain qualified employees for our operations; and
•in response to unexpectedly rapid growth of our business, clinical operations capacity may not meet demand while new resources are being recruited and trained, which could delay the return of Zio reports to our customers.

Our inability to successfully manufacture our Zio monitors in sufficient quantities, or provide the Zio service in a timely manner, would materially harm our business.

Our manufacturing facilities and processes and those of our third-party suppliers are subject to unannounced FDA, state and Notified Body regulatory inspections for compliance with the QSR, MDD, MDR, UK MDR requirements. Developing and maintaining a compliant quality system is time consuming and investment intensive. Failure to maintain compliance with, or not fully complying with the requirements of the FDA and state regulators could result in enforcement actions against us or our third-party suppliers, which could include the issuance of warning letters, adverse publicity, seizures, prohibitions on product sales, recalls and civil and criminal penalties, any one of which could significantly impact our manufacturing supply and provision of services and impair our financial results. Failure to maintain compliance with, or not fully complying with the requirements of, MDD, MDR, and UK MDR could result in similar disruptions in these markets.

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

Our revenue relies substantially on our Zio service, which is currently our only offering. If the Zio service or future product offerings fail to gain, or lose, market acceptance, our business will suffer.

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

For the year ended December 31, 2021, we received approximately 14% of our revenue from reimbursement for our Zio service by CMS. Under CMS guidelines for participation in the Medicare program CMS designates us as an independent diagnostic treatment facility (“IDTF”). CMS imposes extensive and detailed requirements on IDTFs, including but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities and how and where we provide our monitoring solutions. Our failure to comply with applicable CMS rules could result in a discontinuation of our reimbursement under the CMS payment programs, our being required to return funds already paid to us, civil monetary penalties, criminal penalties and/or exclusion from the CMS programs.

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

In November 2021, CMS published its Calendar Year 2022 Medicare Physician Fee Schedule Final Rule (the “2022 Final Rule”). In the Final Rule, CMS did not issue national pricing and continued carrier pricing for calendar year 2022 on Category I CPT codes 93241, 93243, 93245 and 93247 for extended external ECG monitoring, the relevant codes for our Zio XT service. These codes were designated by CMS for contractor pricing in calendar 2022, which means that prices will be determined regionally by each Medicare Administrative Contractor (“MAC” or “MACs”).

Determinations of which products or services will be reimbursed under Medicare can be developed at the national level through a national coverage determination (“NCD”) by CMS, or at the local level through a local coverage determination (“LCD”), by one or more of the regional MACs who are private contractors that process and pay claims on behalf of CMS for different regions. In the absence of a specific NCD, as is the case with Zio XT historically and for Calendar Year 2022 following the Final Rule, the MAC with jurisdiction over a specific geographic region will have the discretion to make an LCD. The Company is seeking to establish LCD pricing with one or more MACs to establish pricing for 2022 and will be subject to LCD pricing until such time CMS establishes a NCD.

In January 2022, Novitas Solutions, the MAC which covers the region where our Independent Diagnostic Testing Facility (“IDTF”) in Houston, Texas is located and where almost all of our Medicare services for Zio XT are processed, updated reimbursement rates for CPT codes 93243 and 93247 for the Houston jurisdiction to $223 and $233, respectively. These updated rates are retroactive to January 1, 2022. These rates were higher than the rates posted by Novitas Solutions in 2021, but continue to be significantly below our historical Medicare rates for our Zio XT service. We are continuing to negotiate with Novitas Solutions and other MACs to establish higher pricing for the Category I CPT Codes but can offer no assurances as to the timing or outcome of those discussions.

We remain engaged with all of the MACs and are working with other industry participants to submit additional cost data on long-term continuous electrocardiogram (“ECG”) monitoring for consideration to establish appropriate local rates. We cannot provide certainty at this time on the potential outcome of the discussions with the MACs or on the timing of any action to be taken.

Determinations of which products or services will be reimbursed under Medicare can be developed at the national level through a national coverage determination (“NCD”) by CMS, or at the local level through a local coverage determination (“LCD”), by one or more of the regional MACs who are private contractors who establish and write LCD policies and process and pay claims on behalf of CMS for different regions. In the absence of a specific NCD, the MAC with jurisdiction over a specific geographic region will have the discretion to make an LCD. If Novitas Solutions were to change, limit or cease to cover the Zio service by altering the existing LCD, it would negatively impact our revenue from CMS.

Given the evolving nature of the healthcare industry and on-going healthcare cost reforms, we are and will continue to be subject to changes in the level of Medicare coverage for our products, and unfavorable coverage determinations at the national or local level could adversely affect our business and results of operations.

Further, a reduction in coverage by Medicare could cause some commercial third-party payors to implement similar reductions in their coverage or level of reimbursement of the Zio service. Given the evolving nature of the healthcare industry and on-going healthcare cost reforms, we will continue to be subject to changes in the level of Medicare coverage for its products, and unfavorable coverage determinations at the national or local level could adversely affect its results of operations. Although a large majority of commercial customers have re-contracted the Zio XT service since the establishment of the Category I codes on January 1, 2021 matching to pre-existing rates, if we are unsuccessful in improving the Medicare rates, we believe that commercial rates may begin to be more negatively impacted.

As a result of the CPT code changes that took effect January 1, 2021, the number of claims from the first half of 2021 which contained differences between the submitted price and reimbursement rate and overall denials increased significantly compared to our historical experience as a result of CPT code transition issues with the payors. We continue to work with the payors to collect on these claims and the collection cycle for these claims is significantly longer than usual and may lead to higher write-offs of doubtful accounts for those periods and negatively impact our results of operations.

If the Company is unable to achieve a level of revenues adequate to support its cost structure, or is unable to reduce its overall cost structure, this would raise substantial doubts about the Company's ability to continue as a going concern.

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

If third-party commercial payors do not provide any or adequate reimbursement, including as a result of the CMS and MAC reimbursement rates for our Zio XT service, rescind or modify their reimbursement policies or delay payments for our products, including the Zio service, or if we are unable to successfully negotiate reimbursement contracts, our commercial success could be compromised.

We receive a substantial portion of our revenue from third-party private commercial payors, such as medical insurance companies. These commercial payors may reimburse our products, including the Zio service, at inadequate rates, suspend or discontinue reimbursement at any time, impose requirements that may result in a greater number of denied claims, or require or increase co-payments from patients. The recent actions taken by CMS and MACs to reduce the reimbursement rates for use of the Zio XT service by Medicare patients could influence the price that commercial payors are willing to pay for our Zio service. Contracts with commercial payors, which set forth the Zio XT service reimbursement rates for us and prescribing physicians, could be terminated or payors could seek to renegotiate such contracts at any time to try to obtain pricing at reduced amounts at or near the Novitas Solutions reimbursement rates. Some payors do not have contracts with us and others that are already in the process of negotiating contracts may look to negotiate lower reimbursement rates for the Zio XT service in response to actions taken by Novitas Solutions. Any such actions could have a significant and adverse effect on our revenue and the revenue of physicians who prescribe our Zio service. Physicians may not prescribe our Zio service unless payors reimburse a substantial portion of the submitted costs, including the physician’s, hospital’s or clinic’s charges related to the application of certain products, including the Zio monitor and the interpretation of results which may inform a diagnosis. Additionally, certain payors may require that physicians prescribe another arrhythmia diagnostic monitoring option prior to prescribing the Zio service. There is significant uncertainty concerning third-party reimbursement of any new product or service until a contracted rate is established. Reimbursement by a commercial payor may depend on a number of factors, including, but not limited to, a payor’s determination that the prescribed service is:

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

We have experienced rapid growth in our headcount and in our operations. Any growth that we experience in the future will provide challenges to our organization, requiring us to expand our sales personnel, manufacturing, clinical, customer care and billing operations and general and administrative infrastructure. In addition to the need to scale our operational and service capacity, future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. Rapid expansion in personnel could mean that less experienced people manufacture our Zio monitors, market, sell and support our Zio service, and analyze the data to produce Zio reports, which could result in inefficiencies and unanticipated costs, reduced quality in either our Zio reports or manufactured devices, and disruptions to our service operations. Additionally, rapid expansion could require us to rely on overtime to increase capacity that could, in turn, result in greater employee attrition and a loss in productivity during the process of recruiting and training additional resources and add to our operating expenses.

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

We plan to introduce new products and services and our business will be harmed if we are not successful in selling these new products and services to our existing customers and new customers

We have received FDA clearance for our Zio AT ECG Monitoring System, (“Zio AT”), which is designed to provide timely transmission of data during the wear period. However, we do not yet know whether Zio AT or any other new products and services will be well received and broadly adopted by physicians and their patients or whether sales will be sufficient for us to offset the costs of development, implementation, support, operation, sales and marketing. Although we have performed extensive testing of our new products and services, their broad-based implementation may require more support than we anticipate, which would further increase our expenses. Additionally, new products and services may subject us to additional risks of product performance, customer complaints and litigation. If sales of our new products and services are lower than we expect, or if we expend additional resources to fix unforeseen problems and develop modifications, our operating margins are likely to decrease.

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

As a result of the CPT code changes that took effect January 1, 2021, the number of claims from the first half of 2021 which contained differences between the submitted price and reimbursement and overall denials increased significantly compared to our historical experience as a result of CPT code transition issues with the payors. We continue to work with the payors to collect on these claims and the collection cycle for these claims is significantly longer than usual and may lead to higher write-offs of doubtful accounts for those periods and negatively impact our results of operations.

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

During the year ended December 31, 2021, we recognized approximately eight percent of our revenue from non-contracted third-party payors, and as a result, our quarterly operating results are difficult to predict.

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

Our industry is subject to rapid change and significantly affected by new product introductions, results of clinical research, corporate combinations and other factors. Large competitors in the ambulatory cardiac market include companies that sell standard Holter monitors including GE Healthcare, Philips Healthcare, Mortara Instrument, Inc., Spacelabs Healthcare Inc. and Welch Allyn Holdings, Inc. (acquired by Hill-Rom Holdings, Inc.). Additional competitors, such as BioTelemetry, Inc. (acquired by Royal Philips), Preventice Solutions, Inc. (acquired by Boston Scientific, Inc.) and Bardy Diagnostics, Inc. (acquired by Hill-Rom Holdings, Inc. which was recently acquired by Baxter International, Inc.) offer ambulatory cardiac monitoring services and also function as service providers. These companies have also developed other patch-based cardiac monitors that have received FDA and foreign regulatory clearances. There are also several small start-up companies trying to compete in the patch-based cardiac monitoring space, as well as several entering the patch-based cardiac monitoring market. Large medical device companies may continue to acquire or form alliances with these smaller companies in order to diversify their product offering and participate in the digital health space.

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

We have entered into a development agreement with Verily Life Sciences LLC (an Alphabet Company, referred to as “Verily”) to develop certain next-generation AF screening, detection, or monitoring products, which involve combining Verily and our technology platforms and capabilities (the “Development Agreement”). As part of the Development Agreement, we paid Verily an up-front fee of $5.0 million in cash, and $4.0 million in milestone payments during the year ended December 31, 2020 with an additional $4.0 million in milestone payments made in January of 2021. Through December 31, 2021, we have achieved milestones and related payment obligations totaling $11.0 million, including a $3.0 million obligation incurred during our most recent quarter. We have agreed to make additional payments up to an aggregate of $1.75 million, subject to the achievement of certain development and regulatory milestones. The success of our collaboration with Verily is highly dependent on the efforts provided to the collaboration by Verily and us and the skill sets of our respective employees. Support of these development efforts requires significant resources, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts succeed, the FDA may not clear the developed products or may require additional product testing and clinical trials before clearing the developed products, which would result in product launch delays and additional expense. If cleared by the FDA, the developed products may not be accepted in the marketplace, and there is no assurance that adequate reimbursement will be available, or that an alternative payment model can be developed.

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

As of December 31, 2021, we had $21.4 million outstanding under our term loan provided by of our loan agreement with Silicon Valley Bank (“SVB”). We must make significant annual debt payments under the loan agreement which will divert resources from other activities. Our debt with SVB is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The covenants in the loan agreement, as well as in any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control and future breaches of any of these covenants could result in a default under the loan agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the loan agreement to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

We are also exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates. Our policy is to manage interest costs using the mix of fixed- and floating-rate debt, which we cannot guarantee will mitigate the risk of interest rate fluctuation.

We may experience inflationary pressures, caused by the COVID-19 pandemic or as a result of general macroeconomic factors, which could increase our manufacturing costs and operating expenses and have a material adverse impact on our results of operations.

We continuously monitor the effects of inflationary factors, such as increases in our cost of goods sold and selling and operating expenses, which may adversely affect our results of operations. Specifically, may experience inflationary pressure affecting the cost of the components for our Zio service and in the wages that we pay our employees due to challenging labor market conditions. Competitive and regulatory conditions may restrict our ability to fully recover these costs through price increases. As a result, it may be difficult to fully offset the impact of persistent inflation. Our inability or failure to do so could have a material adverse effect on our business, financial condition and results of operations or cause us to need to obtain additional capital in future earlier than anticipated.

We have recently experienced management turnover, which creates uncertainties and could harm our business.

We have experienced significant changes in our executive leadership in the past twenty four months. In September 2021, we announced the appointment of Quentin S. Blackford as our President and Chief Executive Officer, effective October 4, 2021. In June 2021, our former Chief Executive Officer, Michael J. Coyle, announced he was resigning and our Chief Financial Officer, Douglas J. Devine, assumed the position of Interim Chief Executive Officer. In December 2020, our prior Chief Executive Officer, Kevin M. King, announced his retirement as our Chief Executive Officer. In June 2020, our Chief Financial Officer, Matthew C. Garrett, announced that he was resigning for personal reasons and in March 2020, our Chief Operating Officer, Karim Karti, resigned.

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

Our success depends largely on the continued services of key members of our executive management team and others in key management positions. For example, the services of Quentin S. Blackford, our President and Chief Executive Officer, and Douglas J. Devine, our Chief Financial Officer and Chief Operating Officer, are essential to formulating and executing on corporate strategy and to ensuring the continued operations and integrity of financial reporting within our company. In addition, the services provided by David A. Vort, our Executive Vice President of Sales, are critical to the growth that we have experienced in the sales of our Zio service. The services of Patrick Murphy, our General Counsel, are critical for managing our legal and compliance functions. The services of Mark Day, our Executive Vice President of Research and Development are critical for managing our research and development programs. Our employees may terminate their employment with us at any time. If we lose one or more key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy. We do not currently maintain key person life insurance policies on these or any of our employees.

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
•obtaining and sustaining regulatory approvals, certifications, and regulatory compliance where required for the sale of our products and services in various countries;
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

As of December 31, 2021, we had federal and state net operating loss carryforwards (“NOLs”) of $464.3 million and $279.1 million, respectively, which if not utilized will begin to expire in 2027 for federal purposes and have begun expiring for state purposes. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. However, Section 382 of the Internal Revenue Code, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could cause an “ownership change.” If an “ownership change” has occurred in the past or occurs in the future, Section 382 would impose an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

We are responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 9A of this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, we concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework (2013).

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements with employees and third parties to protect our intellectual property rights. As of December 31, 2021, we owned, or retained exclusive license to, twenty-three issued U.S. patents, the earliest of which will expire in 2028. As of December 31, 2021, we also owned, or retained an exclusive license to, eight issued patents from the Japanese Patent Office, two issued patents from the Australian Patent Office, four issued patents from the Canadian Patent Office, five issued patents from the European Patent Office, three issued patents from the Korean Patent Office, and one issued patent from the Chinese Patent Office. The earliest expiration date of these international patents is 2027. As of December 31, 2021, we had twenty-six pending patent applications globally, including twelve in the United States, three in the European Patent Office, four in Japan, three Patent Cooperation Treaty (“PCT”) international applications, and one in each of Australia, Korea, China and India. Our patents and patent applications are directed to covering key aspects of the design, manufacture and use of the Zio monitor and the Zio service.

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

Government payors, such as CMS, as well as insurers, have increased their efforts to control the cost, utilization and delivery of healthcare services. From time to time, the U.S. Congress has considered and implemented changes in the CMS fee schedules in conjunction with budgetary legislation. Further reductions of reimbursement by CMS for services or changes in policy regarding coverage of tests or other requirements for payment, such as prior authorization or a physician or qualified practitioner’s signature on test requisitions, may be implemented from time to time. Reductions in the reimbursement rates and changes in payment policies of other third-party payors may occur as well. Similar changes in the past have resulted in reduced payments as well as added costs and have added more complex regulatory and administrative requirements. For example, on January 29, 2021, Novitas Solutions, a MAC that we, physicians and hospitals rely on to process Medicare reimbursement claims related to our Zio service recently published reimbursement rates that were considerably lower than those than expected. On January 10, 2022, Novitas Solutions published rates for 2022 that were retroactive to the January 1, 2022 and replaced the rates that it had published in 2021. These revised rates were higher that the rates posted in 2021, but continue to be significantly below the historical Medicare rates for our Zio XT service. Further changes in federal, state, local and third-party payor regulations or policies may have a material adverse impact on our business. Actions by agencies regulating insurance or changes in other laws, regulations, or policies may also have a material adverse effect on our business.

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

The Zio monitors, including the associated software and algorithm, and the Zio service are subject to extensive regulation by the FDA in the United States, by the Competent Authorities in the European Union and the United Kingdom. Such regulations are wide ranging and govern, among other things:

•product design, development, manufacture, and release;
•laboratory, preclinical and clinical testing, labeling, packaging, storage and distribution;
•premarketing clearance or approval;
•service operations
•record keeping;
•product marketing, promotion and advertising, sales and distribution; and
•post-market surveillance, including reporting of deaths or serious injuries and certain categories of field correction and removals.

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

In addition, we are required to file various reports with the FDA, and European or U.K. regulators, including reports required by the medical device reporting regulations that require that we report to the regulatory authorities if our Zio service may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business.

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

The FDA and the Federal Trade Commission (“FTC”) also regulate the advertising and promotion of our products and services to ensure that the claims we make are consistent with our regulatory clearances, that there is adequate and reasonable data to substantiate the claims and that our promotional labeling and advertising is neither false nor misleading. If the FDA or FTC determines that any of our advertising or promotional claims are misleading, not substantiated or not permissible, we may be subject to enforcement actions, including warning letters, and we may be required to revise our promotional claims and make other corrections or restitutions. Similar to the FDA and FTC, the European Union under the Medical Device Regulations has similar requirements and enforcement action regarding promotional material.

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

Material modifications to the Zio monitors, labelling of the Zio monitors, or Zio service may require new 510(k) clearances, CE Mark or other premarket approvals or may require us to recall or cease marketing our products and services until clearances are obtained.

Material modifications to the intended use or technological characteristics of the Zio monitors or Zio service will require new 510(k) clearances, premarket approvals or CE Mark certification, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. Based on FDA published guidelines, the FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new clearance or approval; however, the FDA can review a manufacturer’s decision. Any modification to an FDA cleared device or service that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a premarket approval. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, the Zio monitors or Zio service in a timely fashion, or at all. Delays in obtaining required future clearances would harm our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. We have made modifications to the Zio monitors and Zio service in the past that we believe do not require additional clearances or approvals, and we may make additional modifications in the future. If the FDA or a Notified Body disagrees and requires new clearances or approvals for any of these modifications, we may be required to recall and to stop selling or marketing the Zio monitors and Zio service as modified, which could harm our operating results and require us to redesign our products or services. In these circumstances, we may be subject to significant enforcement actions.

If we or our suppliers fail to comply with the FDA’s QSR or the European Union’s Medical Device Directive and Medical Device Regulations, or United Kingdom’s Medical Device Regulations, our manufacturing or distribution operations could be delayed or shut down and our revenue could suffer.

Our manufacturing and design processes and those of our third-party suppliers are required to comply with the FDA’s Quality System Regulation (“QSR”) and the EU’s Medical Device Directive (“MDD”), through May 2021, after which time compliance with the MDR transitional provisions will be required until full transition to MDR compliance is achieved. Additionally, the UK will require the UKCA marking per new policies released by MHRA. All of these regulations cover procedures and documentation requirements for the design, testing, production, control, quality assurance, labeling, packaging, storage, shipping, and post-market surveillance of Zio monitors and associated software. We are also subject to similar state requirements and licenses, and to ongoing ISO 13485:2016 compliance in all operations to maintain our CE Mark. In addition, we must engage in extensive recordkeeping and reporting and must make available our facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities, Notified Bodies and comparable agencies in other countries. If we perform poorly in a regulatory inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse regulatory inspection could result in, among other things, a shutdown of our manufacturing or product distribution operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions, warning letters, and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our product and cause our revenue to decline.

We are registered with the FDA as a medical device specifications developer and manufacturer. The FDA has broad post-market and regulatory enforcement powers. We are subject to announced or unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Public Health (“CDPH”) to determine our compliance with the QSR and other regulations at both our design and manufacturing facilities, and these inspections may include the manufacturing facilities of our suppliers. The most recent FDA inspection of our manufacturing facility occurred in October 2021 and no FDA Form 483 observations were issued. The FDA also performed a Remote Regulatory Assessment (“RRA”) of our design facilities in San Francisco, California, which concluded in May 2021. Unlike on-site inspections, the FDA does not issue formal 483 observations at the conclusion of RRAs.

We are also registered with the EU as a medical device developer, manufacturer, distributor, and service operator through the National Standard Authority of Ireland (“NSAI”) our European Notified Body. Most recently, the NSAI completed an ISO 13485 surveillance audit of our design, manufacturing and service operations in May 2021 and a renewal of our ISO 13485 certification was issued in August 2021.

We can provide no assurance that we will continue to remain in compliance with the QSR or MDD, MDR, or UK MDR. If the FDA, CDPH, NSAI, or other EU or UK Notified Bodies inspect any of our facilities and discover compliance problems, we may have to cease manufacturing and product distribution until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a delay at our manufacturing facility we may be unable to produce Zio monitors, which would harm our business.

Zio monitors may in the future be subject to product recalls that could harm our reputation.

The FDA and similar governmental authorities in other countries have the authority to require the recall of commercialized products in the event of material regulatory deficiencies or device defects. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors, design issues, labeling issues, or various regulatory compliance topics. Recalls of Zio monitors and associated software would divert managerial attention, be expensive, harm our reputation with customers and harm our financial condition and results of operations. A recall announcement would also negatively affect our stock price.

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
•general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors, including deteriorating market conditions due to investor concerns regarding inflation and potential hostilities between Russia and Ukraine;
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

Fluctuations in our stock price, volume of shares traded, and changes in our market valuations may make our stock less attractive to certain investors. Stockholders may file securities class action litigation following periods of market volatility. Securities litigation, like the current action we are subject to in the District Court for the Northern District of California, could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations, financial condition, reputation and cash flows. These factors may materially and adversely affect the market price of our common stock.

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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
We currently lease 117,560 square feet for our corporate headquarters located in San Francisco, California under a twelve-year lease term, which will expire on August 31, 2031. We also lease 44,616 square feet in Deerfield, Illinois, for our corporate office under a lease agreement which will expire on June 30, 2033. The Deerfield, Illinios lease commenced in January 2022.
We lease 41,500 square feet for our clinical center in Lincolnshire, Illinois under a lease agreement that expires in July 2022. We also lease 20,276 square feet in Houston, Texas for another clinical center under a lease agreement that expires in October 2027.
We lease 17,558 square feet for our manufacturing and distribution facilities in Cypress, California under an agreement that expires in September 2022. We also lease 66,983 square feet in Cypress, California for our office and warehouse facilities under a lease agreement which will expire in April 2032.
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

On February 1, 2021, a putative class action lawsuit was filed in the United States District Court for the Northern District of California alleging that we and our former Chief Executive Officer, Kevin M. King, violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. On August 2, 2021, the lead plaintiff filed an amended complaint, and filed a further amended complaint on September 24, 2021. The amended complaint names as defendants, in addition to us and Mr. King, our former Chief Executive Officer, Michael J. Coyle, and current Chief Financial Officer, Douglas J. Devine. The purported class in the amended complaint includes all persons who purchased or acquired our common stock between August 4, 2020 and July 13, 2021, and seeks unspecified damages purportedly sustained by the class. On October 27, 2021, we filed a motion to dismiss the amended complaint. The motion to dismiss was fully briefed and the Court held a hearing on the motion on February 4, 2022, after which the Court took the matter under submission. The Court has not yet issued a ruling. We believe the class action to be without merit and plan to vigorously defend ourselves.

On March 26, 2021, we received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California requesting information related to communications with the Food and Drug Administration and our products. On September 14, 2021, we received a second subpoena requesting additional information. We are cooperating fully and are providing the requested information.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Holders of Common Stock
As of February 18, 2022 there were 22 holders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
The following graph shows the total stockholder return of an investment of $100 in cash at market close on December 31, 2016, through December 31, 2021 for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Comparison of Cumulative Total Return
$900.00
$800.00
$700.00
$600.00
$500.00
$400.00
$300.00
$200.00
$100.00
$-
12/1/2016
2/1/2017
4/1/2017
6/1/2017
8/1/2017
10/1/2017
12/1/2017
2/1/2018
4/1/2018
6/1/2018
8/1/2018
10/1/2018
12/1/2018
2/1/2019
4/1/2019
6/1/2019
8/1/2019
10/1/2019
12/1/2019
2/1/2020
4/1/2020
6/1/2020
8/1/2020
10/1/2020
12/1/2020
2/1/2021
4/1/2021
6/1/2021
8/1/2021
10/1/2021
12/1/2021
iRhythm Technologies, Inc.
NASDAQ Composite
NASDAQ Biotechnology

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
iRhythm Technologies, Inc.	$100	$187	$232	$227	$791	$392
NASDAQ Composite	$100	$128	$123	$167	$239	$291
NASDAQ Biotechnology	$100	$121	$110	$137	$172	$171
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved].

Data responsive to Item 6 have not been presented in accordance with amendments to Item 301 of Regulation S-K.

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

Overview
The objectives of our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are to provide users of our consolidated financial statements with the following
•a narrative explanation of the financial statements from the perspective of management that includes our financial condition, results of operations, cash flows, liquidity and certain other factors that may affect future results; and
•a discussion on matters that are reasonably likely to have a material impact on future operations.
We are a digital healthcare company redefining the way cardiac arrhythmias are clinically diagnosed by combining our wearable biosensing technology with cloud-based data analytics and deep-learning capabilities. Our goal is to be the leading provider of ambulatory electrocardiogram (“ECG”) monitoring for patients at risk for arrhythmias. We have created a full portfolio of ambulatory cardiac monitoring services on a unique platform, called the Zio service, which combines an easy-to-wear and unobtrusive biosensor that can be worn for up to 14 consecutive days with powerful proprietary algorithms that distill data from millions of heartbeats into clinically actionable information. The Zio service consists of:
•wearable patch-based biosensors, Zio XT and Zio AT monitors, which continuously record and store ECG data from every patient heartbeat for up to 14 consecutive days; Zio AT offers the option of timely, detection based transmission of data during the prescribed wear period;
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

We receive revenue for the Zio service primarily from third-party payors, which include commercial payors and government agencies, such as CMS, Veterans Administration, and the military. In addition, a small percentage of institutions, which are typically hospitals or private physician practices, purchase the Zio service from us directly. Our revenue in the third-party commercial payor category is primarily contracted, which means we have entered into pricing contracts with these payors. Third-party contracted payors accounted for approximately 60%, 51% and 47% of our revenue for the years ended December 31, 2021, 2020 and 2019, respectively. Approximately 14%, 27% and 27% of our total revenue for the years ended December 31, 2021, 2020 and 2019, respectively, is received from Centers for Medicare and Medicaid Services (“CMS”), which is under established reimbursement codes. Healthcare institutions, which are typically hospitals or private physician practices accounted for approximately 18%, 16% and 20% of our revenue for the years ended December 31, 2021, 2020, and 2019 respectively. Non-contracted third-party payors and self-pay accounted for 8%, 6%, and 5% of our total revenue for the years ended December 31, 2021, 2020, and 2019, respectively. We rely on a third-party billing partner, XIFIN, Inc., to submit patient claims and collect from commercial payors, certain government agencies, and patients.
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
COVID-19 Impact

Beginning in mid-March 2020, we experienced decreasing levels in the Zio service patient registrations which impacted our revenues during the years ended December 31, 2021 and 2020. This decrease in revenue is due to a variety of challenges associated with the COVID-19 pandemic in the United States, including, among others:

•a reduction in physician prescriptions for our Zio service due to:
◦a reduction in diagnostic testing outside of those tests related to severe respiratory distress;
◦reduction in the hours of most physicians’ offices;
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

•delays in receiving Zio XT back from patients with some patients not returning the device at all; and patients who have lost jobs, been furloughed, have reduced work hours or are worried about the continuation of medical insurance being unable to afford the Zio service.

Government mandates related to the COVID-19 pandemic have impacted, and are expected to continue to impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which could disrupt our supply chain and reduce margins. For instance, on or about March 16, 2020, the Health Officers for the counties of San Francisco (where our headquarters are located), Santa Clara, San Mateo, Marin, Contra Costa and Alameda, where many employees are located, issued mandatory shelter-in-place orders and all employees transitioned to a remote work environment. We are also subject to orders in Southern California that temporarily shut down its manufacturing and distribution facilities in Cypress, California. For a limited number of employees who continue to support essential operations, including those at our manufacturing facilities, the we have instituted protective equipment policies and, to the degree practical, social distancing measures to protect the safety of its employees. While we have continued to deliver the Zio service by operating with remote employees and essential employees on site, an extended implementation of these government mandates could further impact the Company's ability to effectively provide its Zio service, and could impede progress of all ongoing initiatives. Appropriate social distancing techniques and other measures at our facilities have been implemented for the limited number of employees who have returned to work to support essential operations, and will not return until the risk to employee health has meaningfully diminished.

While hospital systems and healthcare facilities shift their focus and resources to treating COVID-19 patients and combating the spread of the coronavirus, we have adapted our service to meet the immediate needs of physicians, customers, and patients and significantly increased the utilization of its home enrollment service which allows patients to receive and wear the single-use Zio device without going to a healthcare facility.

Government mandates related to the COVID-19 pandemic have impacted, and are expected to continue to impact, payor processing times of our claims and appeals. This increase in response times may be due, in part, to staffing shortages at the payors.

During the second half of fiscal year 2020, we saw recovery of patient registrations for the Zio service to pre-COVID levels of the first quarter of 2020. During the six months ended June 30, 2021, we experienced an increase in the level of Zio service patient registration. This increase may be due in part to re-opening of certain regions within the United States and increases in the vaccination status of patients and providers. During the six months ended December 31, 2021, we experienced a decrease in the level of Zio service patient registrations. This decrease may be due, in part, to staffing shortages at providers in certain regions of the United States. The status of provider capacity and resource prioritization, vaccination levels and other pandemic-related effects could materially impact the volume of our patient registrations in future periods.

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
Components of Results of Operations
Revenue

The majority of our revenue is derived from provision of our Zio service to customers in the United States. We earn revenue from the provision of our Zio service primarily from contracted third-party payors, CMS and healthcare institutions. In addition, a small percentage of institutions, which are typically hospitals or private physician practices, purchase the Zio service from us directly, and a very small percentage of commercial non-contracted payors.
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

We are subject to seasonality similar to other companies in our field, as vacations by physicians and patients tend to affect enrollment in the Zio service more during the summer months and during the end of calendar year holidays compared to other times of the year. Revenue may be impacted by the outcome of adjudications with contracted and non-contracted payors, as well as changes in the CMS reimbursement rates. Clinical capacity limitations may also restrict our ability to complete the performance obligations to achieve revenue recognition.
Cost of Revenue and Gross Margin

Cost of revenue includes direct labor, material costs, equipment and infrastructure expenses, device scrap and loss, amortization of internal-use software, allocated overhead, and shipping and handling. Direct labor includes payroll and personnel-related costs including stock-based compensation involved in manufacturing, clinical data curation, and customer service. Material costs include both the disposable materials costs of the Zio monitors and amortization of the re-usable printed circuit board assemblies (“PCBAs”). Each Zio XT monitor includes a PCBA, and each Zio AT monitor includes a PCBA and gateway board, the cost of which is amortized over the anticipated number of uses of the board. We expect cost of revenue to increase in absolute dollars as our revenue increases due to increased direct labor, direct materials, and variable spending, partially offset by economies of scale in relation to fixed costs such as overhead, depreciation and amortization, and facilities costs.

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including increased contracting with third-party payors and institutional providers. We have in the past been able to increase our pricing as third-party payors become more familiar with the benefits of the Zio service and move to contracted pricing arrangements. We expect to continue to decrease the cost of revenue per device by obtaining volume purchase discounts for our material costs, implementing scan-time algorithm and process improvements, automating manufacturing assembly and packaging, and software-driven and other workflow enhancements to reduce labor costs. These decreases may be offset by increases to materials and electronics components pricing, labor rates, shipping rates, depreciation and amortization of investments, and increases in the general level of inflation.

Gross margin for the year ended December 31, 2021 was negatively impacted due to the decrease in reimbursement rates from Novitas Solutions, increased costs associated with capacity constraints, and COVID-related labor costs, offset by volume benefits, with limited impact of higher Zio AT volumes, and improved payor adjudications.

Although a large majority of our commercial customers have renewed their contracts for the Zio XT service since the establishment of the Category I codes on January 1, 2021 matching to pre-existing rates, if we are unsuccessful in improving the Medicare rates, we believe that commercial rates may begin to be more negatively impacted, which would have a negative impact on our gross margins.
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
Interest Expense
Interest expense is attributable to borrowings under our loan agreements. See Note 7. Debt, for further information on our loan agreements.

Other Income, Net
Other income, net consists primarily of interest income which consists of interest received on our cash equivalents and investments.

Results of Operations
Comparison of the Years Ended December 31, 2021, and 2020

	Years Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenue	$322,825	$265,166	$57,659	22%
Cost of revenue	109,258	70,277	38,981	55%
Gross profit	213,567	194,889	18,678	10%
Gross margin	66%	73%
Operating expenses:
Research and development	38,671	41,329	(2,658)	6%
Selling, general and administrative	274,839	197,233	77,606	39%
Total operating expenses	313,510	238,562	74,948	31%
Loss from operations	(99,943)	(43,673)	(56,270)	129%
Interest expense	(1,169)	(1,519)	350	23%
Other income, net	118	1,591	(1,473)	93%
Loss before income taxes	(100,994)	(43,601)	(57,393)	132%
Income tax provision	367	229	138	60%
Net loss	$(101,361)	$(43,830)	$(57,531)	131%

Revenue
Revenue increased $57.7 million, or 22%, to $322.8 million during the year ended December 31, 2021 from $265.2 million during the year ended December 31, 2020. The increase in revenue was primarily attributable to the increase in volume of the Zio services as a result of increased demand from our customers, partially offset by a decrease in revenue recognized from CMS, based on the updated 2021 published rates.
Cost of Revenue and Gross Margin

Cost of revenue increased $39.0 million, or 55%, to $109.3 million during the year ended December 31, 2021 from $70.3 million during the year ended December 31, 2020. The increase in cost of revenue was primarily due to increased Zio service volume, increase in costs resulting from capacity limitations associated with clinical operations, as well as costs incurred to support a larger cost structure in 2021.

Gross margin for the year ended December 31, 2021 decreased to 66%, compared to 73% for the year ended December 31, 2020. The decrease in gross margin is primarily due to the updated reimbursement rates announced by Novitas Solutions in April 2021 with an effective date of January 1, 2021, increased costs associated with capacity constraints, with limited impact of higher Zio AT volumes and COVID-related labor costs, offset by volume benefits.

Research and Development Expenses
Research and development expenses decreased $2.7 million, or 6%, to $38.7 million during the year ended December 31, 2021 from $41.3 million during the year ended December 31, 2020. The decrease was primarily attributable to a $4.0 million decrease of Verily milestone expense offset by a $1.7 million increase in payroll and employee stock-based compensation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $77.6 million, or 39%, to $274.8 million during the year ended December 31, 2021 from $197.2 million during the year ended December 31, 2020. The increase was primarily attributable to a $64.6 million increase in payroll and employee stock-based compensation as a result of increased headcount and executive hires to support the growth in our operations, a $5.1 million increase in facilities and rent due to increased facility maintenance costs, and an increase of $4.5 million in professional services fees.

In February 2022, the our Board of Directors approved a decision to pursue reducing our leased space for our headquarters in San Francisco, California. We expect these decisions will result in an impairment of the right of use asset lease and we are assessing the impact to our Consolidated Financial Statements for the quarter ending March 31, 2022.
Interest Expense
Interest expense decreased $0.4 million to $1.2 million during the year ended December 31, 2021 from $1.5 million during the year ended December 31, 2020 due to principal re-payments on the SVB Loan starting in November 2020.
Other Income, Net
Other income, decreased $1.5 million to $0.1 million for the year ended December 31, 2021, compared to $1.6 million for year ended December 31, 2020. The decrease in other income is primarily due to a decrease in interest income and value added tax reclaims.

Comparison of the Year Ended December 31 2020, and 2019

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

Research and Development Expenses
Research and development expenses increased $4.0 million, or 11%, to $41.3 million during the year ended December 31, 2020 from $37.3 million during the year ended December 31, 2019. The increase was primarily attributable to a $8.3 million increase in payroll and employee stock-based compensation as a result of increased headcount and an increase of $1.0 million in Verily milestone expense. This was partially offset by $4.7 million increase in capitalization of internal use software.
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
Interest Expense
Interest expense decreased $0.1 million to $1.5 million during the year ended December 31, 2020 from $1.6 million during the year ended December 31, 2019 due to principal payments on the SVB Loan starting in November 2020 and a decrease in the interest rate in 2020.
Other Income, Net
Other income, decreased $0.3 million to $1.6 million for the year ended December 31, 2020, compared to $1.9 million for year ended December 31, 2019. The decrease in other income is primarily due to a decrease in amortization of investments, partially offset by an increase in interest income, and prior year value added tax reclaims.
Liquidity and Capital Expenditures
Overview
We are continuously reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 global pandemic. We believe we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements.
As of December 31, 2021, we had cash and cash equivalents of $127.6 million, short-term investments of $111.6 million, and an accumulated deficit of $406.0 million.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash (used in) provided by:
Operating activities	$(37,753)	$(13,759)	$(21,863)
Investing activities	105,264	(132,391)	(89,274)
Financing activities	(28,577)	214,316	111,576
Net increase in cash, cash equivalents, and restricted cash	$38,934	$68,166	$439
Cash Used in Operating Activities
During the year ended December 31, 2021, cash used in operating activities was $37.8 million which consisted of a net loss of $101.4 million, adjusted by non-cash charges of $109.8 million and a net change of $46.2 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of stock-based compensation expense of $54.5 million, as well as depreciation and amortization expense of $9.8 million and a change in allowance for doubtful accounts and contractual allowance of $37.1 million and amortization of right of use assets of $6.8 million. The change in our net operating assets and liabilities compared to December 31, 2020 was primarily due to an increase of $53.6 million in the change in accounts receivable as a result of the CPT code changes that took effect January 1, 2021. The number of claims from the first half of 2021 which contained differences between the submitted price and reimbursement and overall denials increased significantly compared to our historical experience as a result of CPT code transition issues with the payors. We continue to work with the payors to collect on these claims and the collection cycle for these claims is significantly longer than usual. While we believe we have properly estimated the impact to our contractual allowances and allowance for doubtful accounts, the inherent uncertainty caused by longer collection cycle and claims adjudication process could result in additional provisions for contractual allowances and doubtful accounts which would negatively impact our results of operations in future periods. We believe we have adequate balance sheet liquidity to manage through these delays.
Accrued liabilities increased $7.9 million primarily due to increased compensation and benefit accruals as a result of increased head count, and an increase in accounts payable of $6.1 million, primarily due to milestone achievements on our collaboration with Verily, partially offset by an increase of $5.0 million in inventory.

During the year ended December 31, 2020, cash used in operating activities was $13.8 million which consisted of a net loss of $43.8 million, adjusted by non-cash charges of $86.3 million and a net change of $56.2 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of stock-based compensation expense of $41.5 million, as well as depreciation and amortization expense of $6.9 million and a change in allowance for doubtful accounts and contractual allowance of $31.4 million and amortization of right of use assets of $6.0 million. The change in our net operating assets and liabilities compared to December 31, 2019 was primarily due to an increase of $38.0 million in the change in accounts receivable as a result of the increase in our revenue, an increase of $6.1 million in other assets, primarily related to an increase in PCBA boards due to increased sales, a decrease of $4.8 million in operating lease liability and a decrease of $3.9 million in accounts payable.
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
Cash From Investing Activities
Cash provided by investing activities during the year ended December 31, 2021 was $105.3 million, which consisted primarily of $122.2 million in purchases of available for sale investments partially offset by $28.1 million of capital expenditures to purchase property and equipment and $255.5 million in cash received from the maturities of available for sale investments.

Cash used in investing activities during the year ended December 31, 2020 was $132.4 million, which consisted primarily of $277.5 million in purchases of available for sale investments, $13.6 million of capital expenditures to purchase property and equipment, partially offset by $144.1 million cash received from the maturities of available for sale investments and $14.5 million in cash received from sales of available for sale investments.
Cash used in investing activities during the year ended December 31, 2019 was $89.3 million, which consisted primarily of $165.9 million in purchases of available for sale investments and $20.5 million of capital expenditures to purchase property and equipment, partially offset by $95.6 million in cash received from the maturities of available for sale investments and $1.5 million in cash received from sales of available for sale investments.
Cash From Financing Activities
During the year ended December 31, 2021, cash used in financing activities was $28.6 million, primarily due to $25.9 million in tax withholding upon the vesting of RSUs and $11.7 million in repayment of long term debt. This was partially offset by $8.9 million in proceeds from the issuance of common stock in connection with employee option exercises and our Employee Stock Purchase Plan.
During the year ended December 31, 2020, cash provided by financing activities was $214.3 million, primarily due to $206.0 million from the issuance of common stock in a public offering, net of discounts and issuance costs and $20.2 million in proceeds from the issuance of common stock in connection with employee option exercises and our Employee Stock Purchase Plan. This amount was partially offset by $10.0 million in tax withholding upon the vesting of RSUs and $1.9 million in re-payment of long term debt.
During the year ended December 31, 2019, cash provided by financing activities was $111.6 million, primarily due to $107.4 million from the issuance of common stock in a public offering, net of discounts and issuance costs and $9.5 million in proceeds from the issuance of common stock in connection with employee option exercises and our Employee Stock Purchase Plan. This was partially offset by $5.3 million in tax withholding upon the vesting of RSUs.
Indebtedness
Bank Debt
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
The Third Amended and Restated Loan Agreement requires us to maintain a minimum consolidated liquidity ratio or minimum adjusted Earnings Before Interest, Tax, Depreciation, and Amortization during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. We were in compliance with loan covenants as of December 31, 2021. The obligations under the Third Amended and Restated Loan Agreement are collateralized by substantially all of our assets.

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
All policies described below have not significantly changed over the last fiscal year. In addition, the policies below are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and it is likely that materially different amounts would be reported under different conditions or using different assumptions.
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
We recognize revenue on an accrual basis based on estimates of the amount that will ultimately be realized, which is the difference between the amount submitted for payment and the amount received. Revenue recognition is subject to uncertainty because these estimates require significant judgment by management. In determining the amount to accrue for a delivered report, we consider factors such as claim payment history from both payors and patient out-of-pocket costs, payor coverage, whether there is a contract between the payor or healthcare institution and us, historical amount received for the service, and any current developments or changes that could impact reimbursement and healthcare institution payments.
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
Allowance for Doubtful Accounts and Contractual Allowance
Allowance for doubtful accounts and contractual allowance is subject to uncertainty because we establish an allowance for doubtful accounts for estimated uncollectible receivables based on our historical collections, review of specific outstanding claims, consideration of relevant qualitative factors and an established allowance percentage by aging category, all of which are inherently uncertain. We write off outstanding accounts against the allowance for doubtful accounts when they are deemed to be uncollectible. Increases and decreases in the allowance for doubtful accounts are included as a component of general and administrative expenses. We record reductions in revenue for estimated uncollectible amounts as contractual allowances.
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
Estimated Usage of the Printed Circuit Board Assembly

We use a printed circuit board assembly (“PCBA”) in each Zio XT and Zio AT wearable device and a gateway board in Zio AT device. These boards are reused numerous times in multiple patients. Each time the PCBA and gateway board is used in a wearable Zio XT and Zio AT monitor, a portion of the cost of the PCBA and gateway board is recorded as a cost of revenue. Estimated usage of PCBAs is subject to uncertainty because we base our estimates of how many times a PCBA and gateway board can be used on testing in research and development, loss rates, product obsolescence, and the amount of time it takes the device to go through the manufacturing, shipping, customer shelf and patient wear time and upload process. These estimates can be subjective, complex, and inherently uncertain. We periodically evaluate the use estimate.

Stock-Based Compensation
We recognize compensation costs related to stock option grants, restricted stock unit grants (“RSUs”), and shares under the employee stock purchase plan (“ESPP”), and market condition awards based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense for options and shares under the ESPP, using the Black-Scholes option pricing model. We estimate the grant date fair value, and the resulting stock-based compensation expense for market condition awards using the Monte-Carlo option pricing model. The RSU grant date fair value is based on the closing price on the date of the grant. The grant date fair value of stock-based awards is expensed on a straight-line basis over the period during which the employee is required to provide service in exchange for the award (generally the vesting period).
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
We recognize compensation expense related to the ESPP based on the estimated fair value on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option pricing model for each purchase period. The grant date fair value is expensed on a straight-line basis over the offering period.
Stock-based compensation is subject to uncertainty due to management estimates used in monte-carlo and black scholes valuations, as well as probability assessments performed to estimated numbers of shares probable to vest where awards have minimum performance conditions.
We recorded stock-based compensation expense of $54.5 million, $41.5 million, and $26.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. We expect to continue to grant RSUs and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

Material Cash Requirements
The Company's material cash requirements include the following contractual and other obligations.

•Debt interest and principal payments - In October 2018, we entered into the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank, Pursuant to which we obtained a term loan (“SVB Term Loan”) for $35.0 million. We made interest-only payments through October 31, 2020, and began making monthly payments of principal plus interest in November 2020.
•Operating leases - We lease our facilities under non-cancelable operating leases that have remaining lease terms of up to 9.75 years. As of December 31, 2021, we had fixed lease payment obligations of $136.5 million, with $12.6 million payable within 12 months.
•Purchase obligations - Purchase obligations represent an estimate of open purchase orders and contractual obligations, in the ordinary course of business for which we have not received the goods or services. As of December 31, 2021, we had $53.5 million of such purchase obligations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.
Interest Rate Sensitivity
We had cash, cash equivalents and investments of $239.1 million as of December 31, 2021; which consisted of bank deposits, money market funds and U.S. government securities, corporate notes, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
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
For the years ended December 31, 2021 and 2020 we had total outstanding debt of $21.4 million and $33.0 million, respectively, which is net of debt issuance costs. The Third Amended and Restated SVB Loan Agreement Note carries a variable interest rate based on the “Prime Rate” published by The Wall Street Journal. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Foreign Currency Exchange Rate Sensitivity
We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in British Pound Sterling. As of December 31, 2021, we do not consider this risk to be material. We do not utilize any forward foreign exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made.

Item 8. Financial Statements and Supplementary Data.
IRHYTHM TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of iRhythm Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of iRhythm Technologies, Inc. and its subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to an ineffective control environment commensurate with the Company's financial reporting requirements, due to an insufficient number of professionals with an appropriate level of accounting and internal control knowledge, training and experience.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

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

Contractual Allowance – Contracted Third-Party Payors

As described in Note 2 to the consolidated financial statements, a large portion of the Company’s transactions are covered by third-party payors with whom there is a contractual agreement or established amount the third-party payor will pay (contracted third-party payors). These contracts impose a number of obligations regarding billing and other matters, and the Company’s noncompliance with a material term of such contracts may result in a denial of the claim. The number of claims from the first half of 2021 which had differences between the submitted price and reimbursement, and the overall denials, increased significantly compared to the Company’s historical experience as a result of the Current Procedural Terminology (CPT) code transition issues with certain payors. The Company recognizes revenue from contracted third-party payors, net of contractual allowances. As of December 31, 2021, the Company’s contractual allowance balance was $31.3 million, a significant portion of which relates to revenue from services provided to patients where contracted third-party payors pay for the service on the patient's behalf. As disclosed by management, management accounts for denied claims as a form of variable consideration that is included as a reduction to the transaction price and records as an adjustment to revenue as a contractual allowance. The contractual allowance requires judgment by management and is based on historical collections, review of specific outstanding claims and consideration of relevant qualitative factors.

The principal considerations for our determination that performing procedures relating to the contractual allowance for contracted third-party payors is a critical audit matter are the significant judgment by management when developing the estimate of the contractual allowance; this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the contractual allowance based on historical collections, review of specific outstanding claims and consideration of relevant qualitative factors.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the contractual allowance for contracted third party payors, including controls over the historical collections, review of specific outstanding claims and consideration of relevant qualitative factors. These procedures also included, among others (i) testing management’s process for developing the estimate of the contractual allowance; (ii) testing the completeness and accuracy of the underlying data used in the estimate; (iii) testing, on a sample basis, the accuracy of revenue transactions and collections from the historical billing and collection data used in management’s analysis; (iv) performing a retrospective comparison of actual collections subsequent to year-end to evaluate the reasonableness of certain of the estimates; and (v) evaluating the reasonableness of adjustments made by management to contractual allowances.
/s/ PricewaterhouseCoopers LLP
San Jose, California
February 28, 2022
We have served as the Company’s auditor since 2009.

IRHYTHM TECHNOLOGIES, INC.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$127,562	$88,628
Short-term investments	111,569	246,589
Accounts receivable, net	46,430	29,932
Inventory	10,268	5,313
Prepaid expenses and other current assets	9,693	7,363
Total current assets	305,522	377,825
Property and equipment, net	55,944	34,247
Operating lease right-of-use assets	84,587	84,714
Goodwill	862	862
Other assets	16,052	14,091
Total assets	$462,967	$511,739
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,509	$4,365
Accrued liabilities	51,486	40,532
Deferred revenue	3,049	930
Debt, current portion	11,667	11,667
Operating lease liabilities, current portion	11,142	8,171
Total current liabilities	87,853	65,665
Debt, noncurrent portion	9,690	21,339
Other noncurrent liabilities	697	1,830
Operating lease liabilities, noncurrent portion	85,212	81,293
Total liabilities	183,452	170,127
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000,000 shares authorized at December 31, 2021 and 2020; and none issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Common stock, $0.001 par value – 100,000,000 shares authorized at December 31, 2021 and 2020; 29,493,726 and 29,019,350 shares issued and outstanding at December 31, 2021 and 2020, respectively	27	27
Additional paid-in capital	685,594	646,258
Accumulated other comprehensive income (loss)	(61)	11
Accumulated deficit	(406,045)	(304,684)
Total stockholders’ equity	279,515	341,612
Total liabilities and stockholders’ equity	$462,967	$511,739
The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$322,825	$265,166	$214,552
Cost of revenue	109,258	70,277	52,485
Gross profit	213,567	194,889	162,067
Operating expenses:
Research and development	38,671	41,329	37,299
Selling, general and administrative	274,839	197,233	179,523
Total operating expenses	313,510	238,562	216,822
Loss from operations	(99,943)	(43,673)	(54,755)
Interest expense	(1,169)	(1,519)	(1,643)
Other income, net	118	1,591	1,895
Loss before income taxes	(100,994)	(43,601)	(54,503)
Income tax provision	367	229	65
Net loss	$(101,361)	$(43,830)	$(54,568)
Net loss per common share, basic and diluted	$(3.46)	$(1.58)	$(2.16)
Weighted-average shares, basic and diluted	29,331,010	27,754,404	25,265,918
The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(101,361)	$(43,830)	$(54,568)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on available-for-sale securities	(72)	(71)	98
Comprehensive loss	$(101,433)	$(43,901)	$(54,470)
The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2018	24,368,073	$23	$257,955	$(205,825)	-205825000	$(16)	$52,137
Issuance of common stock in connection with employee equity incentive plans, net	734,453	—	9,495	—		—	9,495
Warrants exercised	4,852
Issuance of common stock in connection with follow-on public offering, net of issuance costs	1,575,342	2	107,292	—			107,294
Tax withholding upon vesting of restricted stock awards	—	—	(5,288)	—		—	(5,288)
Stock-based compensation expense	—	—	26,241	—		—	26,241
Net loss	—	—	—	(54,568)		—	(54,568)
Net change in unrealized loss on investments	—	—	—	—		98	98
Balances at December 31, 2019	26,682,720	25	395,695	(260,393)		82	135,409
Issuance of common stock in connection with employee equity incentive plans	1,079,488	—	20,244	—		—	20,244
Issuance of common stock in connection with follow-on public offering, net of issuance costs	1,257,142	2	206,023	—		—	206,025
Tax withholding upon vesting of restricted stock awards	—		(10,009)				(10,009)
Stock-based compensation expense	—	—	34,305	—		—	34,305
Accounting Standards Codification 326 cumulative effect adjustment upon adoption				(461)			(461)
Net loss	—	—	—	(43,830)		—	(43,830)
Net change in unrealized loss on investments	—	—	—	—		(71)	(71)
Balances at December 31, 2020	29,019,350	27	646,258	(304,684)		11	341,612
Issuance of common stock in connection with employee equity incentive plans	474,376	—	8,943	—		—	8,943
Tax withholding upon vesting of restricted stock awards	—		(25,853)				(25,853)
Stock-based compensation expense	—	—	56,246	—		—	56,246
Net loss	—	—	—	(101,361)		—	(101,361)
Net change in unrealized loss on investments	—	—	—	—		(72)	(72)
Balances at December 31, 2021	29,493,726	$27	$685,594	$(406,045)		$(61)	$279,515
The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(101,361)	$(43,830)	$(54,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,842	6,900	3,445
Stock-based compensation	54,527	41,515	26,241
Amortization of debt discount and issuance costs	—	—	37
Accretion of discounts on investments, net of premium amortization	1,641	430	(884)
Provision for bad debt and contractual allowance	37,074	31,431	24,647
Cost of operating lease right-of-use assets	6,752	6,030	8,953
Changes in operating assets and liabilities:
Accounts receivable	(53,572)	(37,957)	(28,725)
Inventory	(4,960)	(1,389)	(1,974)
Prepaid expenses and other current assets	(2,329)	(3,027)	(696)
Other assets	(1,831)	(6,149)	(4,732)
Accounts payable	6,135	(3,881)	5,604
Accrued liabilities	7,946	1,308	6,002
Deferred revenue	2,119	(321)	28
Operating lease liabilities	264	(4,819)	(5,241)
Net cash used in operating activities	(37,753)	(13,759)	(21,863)
Cash flows from investing activities
Purchases of property and equipment	(28,067)	(13,551)	(20,457)
Purchases of available-for-sale investments	(122,184)	(277,510)	(165,915)
Sales of available-for-sale investments	—	14,525	1,498
Maturities of available-for-sale investments	255,515	144,145	95,600
Net cash provided by (used in) investing activities	105,264	(132,391)	(89,274)
Cash flows from financing activities
Issuance of common stock in connection with follow-on public offering, net	—	206,025	107,369
Proceeds from issuance of common stock in connection with employee equity incentive plans	8,943	20,244	9,495
Tax withholding upon vesting of restricted stock awards	(25,853)	(10,009)	(5,288)
Repayments of long-term debt	(11,667)	(1,944)	—
Net cash (used in) provided by financing activities	(28,577)	214,316	111,576
Net increase in cash and cash equivalents	38,934	68,166	439
Cash and cash equivalents, beginning of year	88,628	20,462	20,023
Cash and cash equivalents, end of year	$127,562	$88,628	$20,462
Supplemental disclosures of cash flow information
Interest paid	$1,194	$1,502	$1,644
Non-cash investing and financing activities
Property and equipment included in accounts payable and accrued liabilities	$9	$3	$293
Deferred offering costs included in accounts payable and accrued liabilities	$—	$—	$77
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,625	$621	$88,860
Capitalized stock-based compensation	$3,593	$1,129	$—
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
2. Summary of Significant Accounting Policies
Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of iRhythm Technologies, Inc. and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated. The financial statements of the Company’s subsidiary use the U.S. dollar as the functional currency. For all non-functional currency balances, the remeasurement of such balances to functional currency results in a foreign exchange transaction gain or loss, which is recorded in the consolidated statements of operations.
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

Government mandates related to the COVID-19 pandemic have impacted, and are expected to continue to impact, Company personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which could disrupt our supply chain and reduce margins. For instance, on or about March 16, 2020, the Health Officers for the counties of San Francisco (where the Company's headquarters is located), Santa Clara, San Mateo, Marin, Contra Costa and Alameda, where many employees are located, issued mandatory shelter-in-place orders and all employees transitioned to a remote work environment. The Company is also subject to orders in Southern California that temporarily shut down its manufacturing and distribution facilities in Cypress, California. For a limited number of employees who continue to support essential operations, including those at our manufacturing facilities, the Company has instituted protective equipment policies and, to the degree practical, social distancing measures to protect the safety of its employees. While the Company has continued to deliver its Zio service by operating with remote employees and essential employees on site, an extended implementation of these government mandates could further impact the Company's ability to effectively provide its Zio service, and could impede progress of all ongoing initiatives. Appropriate social distancing techniques and other measures at the Company's facilities have been implemented for the limited number of employees who have returned to work to support essential operations, and will not return until the risk to employee health has meaningfully diminished.

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

During the six months ended June 30, 2021, the Company experienced an increase in the level of Zio service patient registration. This increase may be due in part to re-opening of certain regions within the United States and increases in the vaccination status of patients and providers. During the six months ended December 31, 2021, the Company experienced a decrease in the level of Zio service patient registrations. This decrease may be due, in part, to staffing shortages at providers in certain regions within the United States. The status of provider capacity and resource prioritization, vaccination levels and other pandemic-related effects could meaningfully impact the volume of our patient registrations in future periods.

The Company is continuously reviewing its liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic. The Company believes it will have adequate liquidity over the next 12 months to operate its business and to meet its cash requirements. As of December 31, 2021, the Company is in compliance with its debt covenants.

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

Reimbursement

Government payors may change their coverage and reimbursement policies, as well as payment amounts, in a way that would prevent or limit reimbursement for the Zio service, which would significantly harm the Company. Government and other third-party payors require the Company to report the service for which it is seeking reimbursement by using a Current Procedural Terminology (“CPT”), code-set maintained by the American Medical Association (“AMA”). For Zio XT, the Company had historically utilized temporary CPT codes (or Category III CPT codes) used for newly introduced technologies and specific to our category of diagnostic monitoring. The process to convert Category III CPT codes to Category I CPT codes is governed by the AMA and Centers for Medicare and Medicaid (“CMS”). On October 25, 2019, the AMA’s CPT Editorial Panel established two new Category I CPT codes which are applicable to the Zio service and took effect on January 1, 2021. In November 2021, CMS published the Calendar Year 2022 Medicare Physician Fee Schedule Final Rule (the “2022 Final Rule”). In the Final Rule, CMS did not issue national pricing and continued carrier pricing for calendar year 2022 on Category I CPT codes 93241, 93243, 93245 and 93247 for extended external ECG monitoring, the relevant codes for the Company’s Zio XT service. These codes were designated by CMS for contractor pricing in calendar 2022, which means that prices will be determined regionally by each Medicare Administrative Contractor (“MAC” or “MACs”).

Determinations of which products or services will be reimbursed under Medicare can be developed at the national level through a national coverage determination (“NCD”) by CMS, or at the local level through a local coverage determination (“LCD”), by one or more of the regional Medicare Administrative Contractors (“MACs”) who are private contractors that process and pay claims on behalf of CMS for different regions. In the absence of a specific NCD, as is the case with Zio XT historically and for Calendar Year 2022 following the Final Rule, the MAC with jurisdiction over a specific geographic region will have the discretion to make an LCD. The Company is seeking to establish LCD pricing with one or more MACs to establish pricing for 2022 and will be subject to LCD pricing until such time CMS establishes a NCD.

In January 2022, Novitas Solutions, the MAC which covers the region where our Independent Diagnostic Testing Facility (“IDTF”) in Houston, Texas is located and where almost all of our Medicare services for Zio XT are processed, updated reimbursement rates for CPT codes 93243 and 93247 for the Houston jurisdiction to $223 and $233, respectively. These updated rates are retroactive to January 1, 2022. These rates were higher than the rates posted by Novitas in 2021, but continue to be significantly below our historical Medicare rates for our Zio XT service. We are continuing to negotiate with Novitas and other MACs to establish higher pricing for the Category I CPT Codes but can offer no assurances as to the timing or outcome of those discussions.

If the published Medicare reimbursement rates are not adequate to support our cost structure, or we are unable to reduce our overall cost structure, the Company may be unable to provide the Zio service or would experience a significant loss of revenue, either of which would have a material adverse effect on our cash flows, results of operations, and financial condition.

Further, a reduction in coverage by Medicare could cause some commercial third-party payors to implement similar reductions in their coverage or level of reimbursement of the Zio service. Given the evolving nature of the healthcare industry and on-going healthcare cost reforms, the Company will continue to be subject to changes in the level of Medicare coverage for its products, and unfavorable coverage determinations at the national or local level could adversely affect its results of operations. Although a large majority of commercial customers have re-contracted the Zio XT service since the establishment of the Category I codes on January 1, 2021 matching to pre-existing rates, if the Company is unsuccessful in improving the Medicare rates, the Company believes that commercial rates may begin to be more negatively impacted next year.

If the Company is unable to achieve a level of revenues adequate to support its cost structure, or is unable to reduce its overall cost structure, this would raise substantial doubts about the Company's ability to continue as a going concern.

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
Investments
Short-term investments consist of debt securities classified as available-for-sale and have maturities less than one year as of the balance sheet date. Long-term investments have maturities greater than one year as of the balance sheet date. All investments are carried at fair value based upon quoted market prices.
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

The Company evaluates expected credit losses by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. Expected credit losses on available-for-sale debt securities are recognized in other income, net in the condensed consolidated statements of operations, and any remaining unrealized losses, net of taxes, are reported as a component of accumulated other comprehensive loss. The Company did not recognize any credit losses on its available-for-sale securities during the year ended December 31, 2021 and there were no impairment charges for unrealized losses in the periods presented.

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

The Company submitted the majority of Zio XT claims from the first and second quarter of 2021 on a delayed basis due to the CPT code transition. Claims were being held due to administrative delays with payors and a combination of negotiations with payors. Most of the held claims were released and submitted by the end of the second quarter of 2021. For the contracted portfolio, once submitted, the number of claims from the first half of 2021 which contained differences between the submitted price and reimbursement and overall denials increased significantly compared to our historical experience as a result of CPT code transition issues with the payors. We continue to work with the payors to collect on these claims and the collection cycle for these claims is significantly longer than usual. While we believe we have properly estimated the impact to our contractual allowances and allowance for doubtful accounts, inherent uncertainty caused by the longer-collection cycle and claims adjudication process could result in additional provisions for contractual allowances and doubtful accounts which would negatively impact our results of operations in future periods.
The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year ended December 31,
	2021	2020	2019
Balance, beginning of year	$12,711	$9,049	$7,296
Add: adoption of ASC 326	—	461	—
Add: provision for doubtful accounts	9,615	10,515	9,129
Less: write-offs, net of recoveries and other adjustments	(8,314)	(7,314)	(7,376)
Balance, end of year	$14,012	$12,711	$9,049

The following table presents the changes in the contractual allowance (in thousands):

	Year ended December 31,
	2021	2020	2019
Balance, beginning of year	$21,281	$15,433	$9,205
Add: allowance for contractual adjustments	27,459	20,916	15,518
Less: contractual adjustments	(17,466)	(15,068)	(9,290)
Balance, end of year	$31,274	$21,281	$15,433
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

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. The Company records an allowance for doubtful accounts based on the assessment of the collectability of customer accounts, considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Centers for Medicare and Medicaid Services (“CMS”), accounted for approximately 14%, 27% and 27% of the Company’s revenue for the years ended December 31, 2021, 2020 and 2019, respectively. CMS accounted for 8% and 20% of accounts receivable as of December 31, 2021 and 2020, respectively.

Inflationary Risk

The Company continuously monitors the effects of inflationary factors, such as increases in cost of goods sold and selling and operating expenses, which may adversely affect its results of operations. Specifically, the Company may experience inflationary pressure affecting the cost of the components for our Zio service and in the wages paid to its employees due to challenging labor market conditions. Competitive and regulatory conditions may restrict the Company's ability to fully recover these costs through price increases. As a result, it may be difficult to fully offset the impact of persistent inflation. The Company's inability or failure to do so could have a material adverse effect on our business, financial condition and results of operations or cause us to need to obtain additional capital in future earlier than anticipated.

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

In February 2022, the Company's Board of Directors approved a decision to pursue reducing its leased space for its headquarters in San Francisco, California. The Company expects this decision will result in an impairment of the right of use asset for the San Francisco office lease and is assessing the impact to its Consolidated Financial Statements for the quarter ending March 31, 2022. Refer to Note 13. Subsequent Events for further details.

Other Assets
The Company uses Printed Circuit Board Assemblies (“PCBAs”), in each wearable Zio XT and Zio AT monitor as well as the wireless gateway used in conjunction with the ZIO AT monitor. The PCBAs are used numerous times and have useful lives beyond one year. Each time a PCBA is used in a wearable Zio XT or Zio AT monitor, or a wireless gateway is used with a Zio AT monitor a portion of the cost of the PCBA and/or gateway is recorded as a cost of revenue. The PCBAs are recorded as other assets and were $13.9 million and $12.6 million as of December 31, 2021 and 2020, respectively. The Company has based its estimates of how many times a PCBA can be used on testing in research and development, loss rates, product obsolescence, and the amount of time it takes the device to go through the manufacturing, shipping, customer shelf and patient wear time and upload process. The Company periodically evaluates the use estimate.
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

For contracted and CMS portfolios, the Company recognizes revenue, net of contractual allowances, and recognizes an allowance for doubtful accounts for uncollectible patient accounts receivable. The transaction price is determined based on negotiated rates, and the Company has historical experience of collecting substantially all of these contracted rates. These contracts also impose a number of obligations regarding billing and other matters, and the Company’s noncompliance with a material term of such contracts may result in a denial of the claim. The Company accounts for denied claims as a form of variable consideration that is included as a reduction to the transaction price recognized as revenue. The Company estimates the denied claims which require management judgment. The estimated denied claims are based on historical information and judgement includes the historical period utilized. The Company monitors the estimated denied claims against the latest available information, and subsequent changes to the estimated denied claims are recorded as an adjustment to revenue in the periods during which such changes occur. Delays in claims submissions could lead to an increase in denials if we miss the payors’ filing deadlines and could result in a reduction in the Company’s receipt of payments. Historical cash collection indicates that it is probable that substantially all of the transaction price, less the estimate of denied claims, will be received. Contracted payors may require that we bill patient co-payments and deductibles and from time to time we may not be able to collect such amounts due to credit risk. The Company provides for estimates of uncollectible patient accounts receivable, based upon historical experience where judgment includes the historical period utilized, at the time revenue is recognized, with such provisions presented as bad debt expense within the selling, general and administrative line item of the consolidated statement of operations. Adjustments to these estimates for actual experience are also recorded as an adjustment to bad debt expense.

We submitted the majority of Zio XT claims from the first and second quarter of 2021 on a delayed basis due to the CPT code transition. Claims were being held due to a combination of negotiations with payors and administrative delays with payors. Most of the held claims were released and submitted by the end of the second quarter of 2021. For the contracted portfolio, once submitted, the number of claims from the first half of 2021 which contained differences between the submitted price and reimbursement and overall denials increased significantly compared to our historical experience as a result of CPT code transition issues with the payors. We continue to work with the payors to collect on these claims and the collection cycle for these claims is significantly longer than usual. While we believe we have properly estimated the impact to our contractual allowances and allowance for doubtful accounts, the inherent uncertainty caused by longer-collection cycle and claims adjudication process could result in additional provisions for contractual allowances and doubtful accounts which would negatively impact our results of operations in future periods.

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

Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Disaggregated revenue by payor type and major service line for the years ended December 31, 2021 and December 31, 2020 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Contracted third-party payors	$193,871	$135,939	$101,845
Non-contracted third-party payors	26,929	15,295	10,770
Centers for Medicare & Medicaid	44,529	72,536	58,918
Healthcare institutions	57,496	41,396	43,019
Total	$322,825	$265,166	$214,552

Contract Liabilities
ASC 606 requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).

Certain of the Company’s customers pay the Company directly for the Zio XT service upon shipment of devices. Such advance payments are contract liabilities and are recorded as deferred revenue on the Consolidated Balance Sheets and revenue is recognized when reports are delivered to the healthcare provider. During the year ended December 31, 2021, $0.9 million relating to the contract liability balance at the beginning of 2021 was recognized as revenue. Total revenue recognized during the year ended December 30, 2020 that was included in the contract liability balance at the beginning of 2020 was $1.2 million.
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
Discount rate for leases

As the rate implicit in the lease is not readily determinable for our operating leases, the Company generally uses an incremental borrowing rate based on information available at the commencement date such as a synthetic credit rating and current cost of borrowing to determine the present value of future lease payments.

Lease term

The lease term is generally the minimum noncancellable period of each lease. The Company does not include option periods in determining the right-of-use asset and operating lease liability at inception unless it is reasonably certain that the Company will exercise the option at inception or when a triggering event occurs. As of December 31, 2021, no renewal options were included in the determination of lease terms.

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
3. Cash Equivalents and Investments

The fair value of cash equivalents and available-for-sale investments at December 31, 2021 and 2020, were as follows (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Money market funds	$110,137	$—	$—	$110,137
U.S. government securities	50,490	—	(46)	50,444
Corporate notes	31,158	—	(15)	31,143
Commercial paper	29,982	—	—	29,982
Total cash equivalents and available-for-sale investments	$221,767	$—	$(61)	$221,706
Classified as:
Cash equivalents				$110,137
Short-term investments				111,569
Total cash equivalents and available-for-sale investments				$221,706

	December 31, 2020
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Money market funds	$59,823	$—	$—	$59,823
U.S. government securities	190,663	16	(2)	190,677
Corporate notes	26,426	2	(5)	26,423
Commercial paper	29,489	—	—	29,489
Total cash equivalents and available-for-sale investments	$306,401	$18	$(7)	$306,412
Classified as:
Cash equivalents				$59,823
Short-term investments				246,589
Total cash equivalents and available-for-sale investments				$306,412

The following table summarizes the fair value of the Company's cash equivalents, short-term and long-term marketable securities classified by maturity (in thousands):

	December 31,
	2021	2020
Due within one year	$221,706	$306,412
Due after one year through three years	—	—
Total cash equivalents and available-for-sale investments	$221,706	$306,412
The following tables present the Company's available-for-sale securities that were in an unrealized loss position as of  December 31, 2021 (in thousands):

	December 31, 2021
	Less than 12 months		12 Months or Greater		Total
Assets	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government securities	$50,445	$(46)	$—	$—	$50,445	$(46)
Corporate notes	31,143	(15)	—	—	31,143	(15)
Total	$81,588	$(61)	$—	$—	$81,588	$(61)

Unrealized losses as of December 31, 2021 were not material. Available-for-sale securities held as of December 31, 2021 had a weighted average maturity of 95 days. At December 31, 2021, 13 investments were in an unrealized loss position and no investments have been in an unrealized loss position for more than one year.
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
The fair value of the Company’s outstanding interest-bearing obligations is estimated using the net present value of the future payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at December 31, 2021 were $21.4 million and $21.7 million, respectively. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at December 31, 2020 were $33.0 million and $33.9 million, respectively.
The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.

The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$110,137	$—	$—	$110,137
U.S. government securities	—	50,444	—	50,444
Corporate notes	—	31,143	—	31,143
Commercial paper	—	29,982	—	29,982
Total	$110,137	$111,569	$—	$221,706

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$59,823	$—	$—	$59,823
U.S. government securities	—	190,677	—	190,677
Corporate notes	—	26,423	—	26,423
Commercial paper	—	29,489	—	29,489
Total	$59,823	$246,589	$—	$306,412

5. Balance Sheet Components
Inventory and Other Assets
Inventory consisted of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$5,101	$2,469
Finished goods	5,167	2,844
Total	$10,268	$5,313

The Company uses PCBAs in each wearable Zio XT and Zio AT monitor as well as the wireless gateway used in conjunction with the Zio AT monitor. The PCBAs are used numerous times and have useful lives beyond one year. Each time a PCBA is used in a wearable Zio XT monitor or Zio AT monitor, a portion of the cost of the PCBA is recorded as a cost of revenue. Each time a wireless gateway is used with a Zio AT monitor, a portion of the gateway is recorded as a cost of revenue. PCBAs which are recorded as other assets were $13.9 million and $12.6 million as of December 31, 2021, and December 31, 2020, respectively. The amortization was $4.4 million and $3.0 million for the years ending December 31, 2021 and 2020 respectively.

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Laboratory and manufacturing equipment	$5,029	$4,667
Computer equipment and software	2,353	2,005
Furniture and fixtures	4,174	3,794
Leasehold improvements	20,431	9,215
Internal-use software	46,661	28,416
Total property and equipment, gross	78,648	48,097
Less: accumulated depreciation and amortization	(22,704)	(13,850)
Total property and equipment, net	$55,944	$34,247
Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was $9.8 million and $6.9 million, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued vacation	$7,431	$6,007
Accrued payroll and related expenses	34,484	19,709
Accrued ESPP Contributions	1,002	851
Accrued professional services fees	1,724	1,709
Accrued interest	78	121
Claims payable	2,988	4,757
Other	3,779	7,378
Total accrued liabilities	$51,486	$40,532

6. Commitments and Contingencies
Lease Arrangements

The Company leases office, manufacturing, and clinical centers under non-cancelable operating leases which expire on various dates through 2031. These leases generally contain scheduled rent increases or escalation clauses and renewal options. Operating lease right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The operating lease right-of-use assets also include any lease payments made to the lessor at or before the commencement date as well as variable lease payments which are based on a consumer price index. The Company is also subject to variable lease payments related to janitorial services and electricity which are not included in the operating lease right-of-use asset as they are based on actual usage. The Company recognizes operating lease expense on a straight-line basis over the lease period. The total operating lease cost recognized during the year ended December 31, 2021 was $13.5 million which primarily consisted of lease payments and common area maintenance costs. Cash paid for operating leases during the year ended December 31, 2021 was $12.2 million.

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

On October 29, 2009, the Company entered into a lease for a clinic (“Lincolnshire Lease”) to rent approximately 41,500 rentable square feet in Lincolnshire, Illinois, which became the Company’s clinic facilities. The term of the Lincolnshire Lease began on November 1, 2009, and expires on July 31, 2022.

On March 18, 2021, the Company entered into an office/industrial lease (“Cypress Lease”) to rent approximately 68,933 rentable square feet in Cypress, California, which became the Company’s new office and warehouse facilities. The term of the Cypress Lease began on October 25, 2021, and expires on April 30, 2032. The Company is entitled to one option to extend the Cypress Lease for a five-year term, subject to certain requirements.

In February 2022, the Company's Board of Directors approved a decision to pursue reducing its leased space for its headquarters in San Francisco, California. The Company expects these decisions will result in an impairment of the right of use asset for the San Francisco office lease and is assessing the impact to its Consolidated Financial Statements for the quarter ending March 31, 2022.

As of December 31, 2021, maturities of operating lease liabilities were as follows (in thousands):

Year Ended December 31:
2022	$12,617
2023	12,912
2024	13,304
2025	13,696
2026	14,100
Thereafter	69,898
136,527
Less: imputed interest	(40,173)
Total lease liabilities	$96,354

The weighted average remaining lease term of the Company's operating leases as of December 31, 2021 was 9.62 years. The weighted average discount rate of the Company's operating leases was 7.27% as of December 31, 2021.
In December 2021, the Company entered into a lease for 44,616 rentable square feet in Deerfield Illinois ("Deerfield Lease"). The Deerfield Lease commenced in January 2022, and will be recorded as a right of use asset to the Company's financial statements in the first quarter of 2022. The Company is currently assessing the impact to its consolidated financial statements.
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

On February 1, 2021, a putative class action lawsuit was filed in the United States District Court for the Northern District of California alleging that the Company and its former Chief Executive Officer, Kevin M. King, violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. On August 2, 2021, the lead plaintiff filed an amended complaint, and filed a further amended complaint on September 24, 2021. The amended complaint names as defendants, in addition to the Company and Mr. King, the Company's former Chief Executive Officer, Michael J. Coyle, and current Chief Financial Officer, Douglas J. Devine. The purported class in the amended complaint includes all persons who purchased or acquired the Company's common stock between August 4, 2020 and July 13, 2021, and seeks unspecified damages purportedly sustained by the class. On October 27, 2021, the Company filed a motion to dismiss the amended complaint. The motion to dismiss was fully briefed and the Court held a hearing on the motion on February 4, 2022, after which the Court took the matter under submission. The Court has not yet issued a ruling. The Company believes the class action to be without merit and plans to vigorously defend itself.
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

We have achieved milestones tied to payments totaling $11.0 million to date, $3.0 million of which is associated with a milestone achieved during the quarter ended December 31, 2021 and is included in Accounts Payable on December 31, 2021. We have agreed to make additional payments over the term of the Development Agreement up to an aggregate of $1.75 million, subject to the achievement of certain development and regulatory milestones including provision Zio Watch and completion of market evaluation scheduled to begin between late 2022 and early 2023.

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
Pursuant to the Third Amended and Restated SVB Loan Agreement, the Company obtained a term loan (“SVB Term Loan”) for $35.0 million. Total proceeds from the SVB Term Loan were used to pay off the loan agreement with Biopharma Secured Investments III Holdings Cayman LP (“Pharmakon”), totaling $35.8 million. The Company made interest-only payments through October 31, 2020. Beginning in November 2020, the Company began monthly payments of principal plus interest, which will continue through October 31, 2023. Interest charged on the SVB Term Loan will be the greater of (a) a floating rate based on the “Prime Rate” published by The Wall Street Journal minus 0.75%, or (b) 4.25%. The weighted average interest rate was 4.25% and 4.25% for the years ended December 31, 2021 and 2020, respectively.

Under the Third Amended and Restated SVB Loan Agreement, the Company may borrow, repay, and reborrow under a revolving credit line, but not in excess of the maximum loan amount of $25.0 million, which includes an $11.0 million standby letter of credit sublimit availability. In October 2018, a $6.9 million standby letter of credit was obtained in connection with a lease for the Company’s San Francisco headquarters. Any principal amount outstanding under the Third Amended and Restated SVB Loan Agreement revolving credit line shall bear interest at an amount that is the greater of (a) a floating rate per annum equal to the rate published by The Wall Street Journal as the “Prime Rate” or (b) 5.00%. The Company may borrow up to 75% of eligible accounts receivable, up to the maximum of $25.0 million. As of December 31, 2021, the Company was eligible to borrow up to $13.8 million and no amount was outstanding under the revolving credit line.
The Third Amended and Restated Loan Agreement requires the Company to maintain a minimum consolidated liquidity ratio or minimum adjusted Earnings Before Interest, Tax, Depreciation, and Amortization during the term of the loan facility. In addition, the SVB Loan Agreement contains customary affirmative and negative covenants and events of default. The Company was in compliance with loan covenants as of December 31, 2021. The obligations under the Third Amended and Restated Loan Agreement are collateralized by substantially all assets of the Company.

Future minimum payments

Future minimum payments under the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank at December 31, 2021 are as follows (in thousands):

Year Ending December 31,
2022	$12,357
2023	9,914
Total	22,271
Less: Amount representing interest	(883)
Less: Debt Issuance Costs	(31)
Total Carrying Value	$21,357

Reported as:
Short-term debt	$11,667
Long-term debt	9,690
Total	$21,357

8. Income Taxes

The following table presents components of the Company’s provision for income taxes as for the period presented (in thousands):

	December 31,
	2021	2020	2019
Current expense (benefit):
Federal	$—	$—	$—
State	223	181	—
Foreign	150	59	68
Total current tax expense (benefit)	373	240	68

Deferred expense (benefit):
Federal	—	—	—
State	—	—	—
Foreign	(6)	(11)	(3)
Total deferred tax expense (benefit)	(6)	(11)	(3)

Total Tax Expense (benefit)	$367	$229	$65
The following table presents a reconciliation of the tax expense computed at the statutory federal rate and the Company’s tax expense for the period presented (in thousands):

	December 31,
	2021	2020	2019
Tax at statutory federal rate	$(21,198)	$(9,172)	$(11,446)
State income taxes, net of federal benefit	223	181	—
Stock-based compensation	(7,049)	(20,762)	(5,560)
Meals and Entertainment	182	177	409
Section 162(m) limitation - officers compensation	4,856	544	—
Other	(347)	89	614
Tax credits	(381)	(1,426)	(1,128)
Foreign Rate Differential	(30)	(9)	—
Change in valuation allowance	24,111	30,607	17,176
Provision for income taxes	$367	$229	$65

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$114,856	$91,034
Tax credit carryforwards	9,174	7,110
Share-based compensation	9,812	8,831
Allowances and other	20,988	14,996
Lease obligation	23,868	22,624
Total deferred tax assets	178,698	144,595
Valuation allowance	(154,734)	(123,803)
Net deferred tax assets	23,964	20,792

Deferred Tax Liabilities:
Depreciation and Amortization	(3,212)	(108)
Right of use asset	(20,696)	(20,634)
Total deferred tax liability	(23,908)	(20,742)
Total deferred tax assets	$56	$50
Due to the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company has provided a full valuation allowance against its U.S. deferred tax assets, and, therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets. The U.S. valuation allowance increased by $30.9 million and $35.4 million for the years ended December 31, 2021 and December 31, 2020, respectively. The current year change in the U.S. valuation allowance is primarily related to the increase in net operating loss carryforwards generated during the year. The Company recorded an immaterial deferred tax asset related to the Company’s foreign operations in the United Kingdom.
The valuation allowance for deferred tax assets consisted of the following activity for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year Ended December 31, 2021	$123,803	$30,931	$—	$154,734
Year Ended December 31, 2020	$88,433	$35,370	$—	$123,803
Year Ended December 31, 2019	$66,435	$21,998	$—	$88,433

As of December 31, 2021, the Company had approximately $464.3 million of federal and $279.1 million of state net operating loss carryforwards available to offset future taxable income which expires in varying amounts beginning in 2027 and 2020 respectively.
As of December 31, 2021, the Company had research tax credit carryforwards of approximately $7.4 million, and $6.1 million available to reduce future taxable income, if any, for both federal and state purposes, respectively. The federal tax credit carryforwards expire beginning in 2028 and the state tax credits can be carried forward indefinitely.
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

A reconciliation of the Company’s unrecognized tax benefit amount is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$2,302	$1,842	$1,459
Additions for tax positions taken in current year	772	488	383
Increases in balance related to prior year tax positions	236	—	—
Decreases in balance related to prior year tax positions	—	(28)	—
Balance at end of year	$3,310	$2,302	$1,842

The total amount of gross unrecognized tax benefits was $3.3 million, $2.3 million, and $1.8 million as of December 31, 2021, 2020, and 2019 respectively. None of the Company’s unrecognized tax benefits that, if recognized, would affect its effective tax rate. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes. Management determined that no accrual for interest or penalties was required as of December 31, 2021, 2020 and 2019.

The Company files income tax returns in the U.S. and UK jurisdictions. All of the Company's tax years are open to examination by the US federal and state tax authorities. The UK is open to examination for tax years starting 2017 and forward. The Company currently has no federal, state or foreign tax examinations in progress, nor has it had any federal or state examinations since inception.
9. Stockholders’ Equity
Common stock
The Company’s amended and restated certificate of incorporation dated October 25, 2016, as amended, authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends were declared through December 31, 2021.
The Company had reserved shares of common stock for issuance as follows:

	December 31,
	2021	2020
Options issued and outstanding	504,106	609,881
Unvested restricted stock units	1,649,561	1,114,159
Shares available for grant under future stock plans	9,011,213	8,016,517
Shares available for future issuance	11,164,880	9,740,557

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

2016 Plan
In October 2016, the Company adopted the 2016 Equity Incentive Plan, (the “2016 Plan”). The 2016 Plan was subsequently approved by the Company’s stockholders and became effective on October 19, 2016, immediately before the effective date of the IPO. Following the effectiveness of the 2016 Plan, no additional options will be granted under the 2006 Plan. In addition, to the extent that any awards outstanding or subject to vesting restrictions under the 2006 Plan are subsequently forfeited or terminated for any reason before being exercised or settled, the shares of common stock reserved for issuance pursuant to such awards as of the closing of the IPO will become available for issuance under the 2016 Plan. The remaining shares available for grant under the 2006 Plan became available for issuance under the 2016 Plan upon the closing of the IPO. On the first day of each year, the 2016 Plan authorizes an annual increase of the least of 3,865,000 shares, 5% of outstanding shares on the last day of the immediately preceding fiscal year or an amount as determined by the Company's Board of Directors. As of December 31, 2021, the Company has reserved 7,159,947 shares of common stock for issuance under the 2016 Plan.
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
Employee Stock Purchase Plan (“ESPP”)
In October 2016, the Company’s Board of Directors and stockholders approved the Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, the Company initially reserved 483,031 shares of common stock for issuance as of its effective date of October 19, 2019. On the first day of each calendar year, the number of shares reserved increases by the least of 966,062 shares, 1.5% of the shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year, or an amount as determined by the Company’s Board of Directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for 12 month offering periods that each contain two 6 month purchase periods. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the purchase period.
As of December 31, 2021, 515,231 shares of common stock have been issued to employees participating in the ESPP and 1,851,538 shares were available for issuance under the ESPP.
The Company used the following assumptions to estimate the fair value of the ESPP offered for the year ended December 31, 2021: expected term of 0.5 – 1 year, volatility of 93.99% - 106.96%, risk-free interest rate of 0.04% - 0.18% and expected dividend yield of zero.
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

Equity Incentive Plan Activity
A summary of share-based awards available for grant under the 2016 Equity Incentive Plan is as follows:

Shares Available for Grant
Balance at December 31, 2018	4,717,292
Additional options authorized	1,218,402
Awards granted	(649,911)
Awards forfeited	181,513
Awards withheld for tax purposes	60,836
Balance at December 31, 2019	5,528,132
Additional awards authorized	1,333,928
Awards granted	(595,915)
Awards forfeited	156,623
Awards withheld for tax purposes	82,622
Balance at December 31, 2020	6,505,390
Additional awards authorized	1,450,967
Awards granted	(1,289,567)
Awards forfeited	356,999
Awards withheld for tax purposes	135,886
Balance at December 31, 2021	7,159,675

During the year ended December 31, 2021, 1,009,457 restricted stock units ("RSUs") were granted, 285,331 RSUs vested, and 200,019 RSUs were forfeited.

The following table summarizes stock option activity under the 2006 and 2016 Equity Incentive Plans:

		Options Outstanding
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2018	2,094,137	$23.20	7.02	$97,976
Options granted	20,010	$82.77
Options exercised	(540,307)	$9.59
Options forfeited	(70,593)	$54.54
Balance at December 31, 2019	1,503,247	$27.40	6.43	$62,401
Options granted	—	$—
Options exercised	(868,614)	$17.31
Options forfeited	(24,752)	$66.89
Balance at December 31, 2020	609,881	$40.18	6.24	120,163
Options granted	—	$—
Options exercised	(90,939)	$31.15
Options forfeited	(14,836)	$68.81
Balance at December 31, 2021	504,106	$40.97	5.20	38,675
Options exercisable – December 31, 2021	483,548	$39.61	5.15	37,756
Options vested and expected to vest – December 31, 2021	503,884	$40.95	5.20	38,667
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock.
During the year ended December 31, 2019, the Company granted options with a weighted-average grant date fair value of $38.29 per share. The Company did not grant any options during the year ended December 31, 2020 or during the year ended December 31, 2021 .

The aggregate intrinsic value of options exercised was $10.9 million, $109.2 million and $36.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The total estimated grant date fair value of options vested during the period was $2.8 million, $4.9 million and $7.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The fair value of non-vested restricted stock units (“RSUs”) is based on the Company’s closing stock price on the date of grant. A summary for the year ended December 31, 2021, is as follows:

	Shares Underlying RSUs	Weighted Average Grant Date Fair Value	Weighted Remaining Vesting Period (in years)	Aggregate Intrinsic Value (in thousands)
Non-vested as of December 31, 2019	886,030	$77.92	1.39	$60,330
Granted	595,915	$104.09
Vested	(235,915)	$69.01
Forfeited	(131,871)	$59.85
Non-vested as of December 31, 2020	1,114,159	$94.25	1.38	$264,290
Granted	1,289,567	$98.80
Vested	(412,002)	$104.94
Forfeited	(342,163)	$113.95
Non-vested as of December 31, 2021	1,649,561	$91.01	1.64	$194,137

11. Stock-Based Compensation
Employee Options Valuation

The fair value of employee and director stock options was estimated at the date of grant using the Black-Scholes option pricing model with the weighted average assumptions below.

Year Ended December 31,
2019
Expected term (in years)	6.1
Expected volatility	45.0%
Risk-free interest rate	2.39%
Dividend yield	—%
The Company did not grant stock options during the years ended December 31, 2021 and December 31, 2020.

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
The following table summarizes the total stock-based compensation expense included in the statements of operations and comprehensive loss for all periods presented (in thousands):

	Year Ended December 31
	2021	2020	2019
Cost of revenue	$1,896	$27	$658
Research and development	5,565	7,727	4,462
Selling, general and administrative	47,066	33,761	21,121
Total stock-based compensation expense	$54,527	$41,515	$26,241

As of December 31, 2021, there was total unamortized compensation costs of $0.8 million, net of estimated forfeitures, related to unvested stock options, which the Company expects to recognize over a period of approximately 0.4 years and $113.5 million, net of estimated forfeitures, related to unrecognized RSU expense, which the Company expects to recognize over a period of 2.4 years, and $3.1 million unrecognized ESPP expense, which the Company will recognize over 0.9 years.
Performance based RSUs (“PRSU”) and Market-based RSUs

The Company grants PRSUs to key executives of the Company. PRSUs can be earned in accordance with the performance equity program for each respective grant
2019 Awards
In February 2019, the company granted PRSU's (“2019 awards”) to be earned based on the compound annual growth rate (“CAGR”) of fiscal year 2020's revenue compared to fiscal year 2018's revenue.
Due to the impact of the COVID-19 pandemic, management determined that the Company’s achievement of its performance targets described above, was not probable in the first quarter of fiscal year 2020. PRSU expense of $4.8 million recognized in fiscal year 2019 related to the 2019 awards was reversed in the first quarter of fiscal year 2020.
On June 19, 2020, the Company modified the terms of the 2019 awards to vest based on the Company’s average stock price for the 60 days preceding January 1, 2021. The modification impacted all active recipients of the 2019 awards, a total of ten recipients. The total incremental compensation cost resulting from the modification of $13.6 million was recognized ratably through March 31, 2021. The Company recognized $2.2 million of compensation cost for the year ended December 31, 2021 in connection with the 2019 awards.

February 2020 Awards
In February 2020, the company granted PRSU's (“February 2020 awards”) for fiscal year 2022's annual unit volume CAGR compared to fiscal year 2019's annual unit volume CAGR, measuring a minimum performance threshold of 19.7% to earn 50% of target, and a maximum threshold of 29% achieved to earn 200% of target. A total of 133,834 PRSU shares were granted with grant date fair value of $11.0 million. The 2020 awards also include a service-based component.
Compensation cost in connection with the probable number of shares that vested was recognized ratably through March 31, 2021. During the year ended December 31, 2021, the Company determined that it was probable that the February 2020 Awards would vest and recognized $0.8 million of compensation cost in connection with the February 2020 awards.
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
Compensation cost in connection with the probable number of shares that will vest will be recognized ratably through March 31, 2022. During the year ended December 31, 2021, the Company determined that it was probable that the January 2021 Awards would vest and recognized $9.9 million of compensation cost in connection with the January 2021 awards.
February 2021 Awards
In February 2021, the Company granted PRSU's (“February 2021 awards”) for fiscal year 2023's annual unit volume Compound Annual Growth Rate (“CAGR”) compared to fiscal year 2020's annual unit volume CAGR, measuring a minimum performance threshold of 19.7% to earn 50% of target, and a maximum threshold of 29% achieved to earn 200% of target. A total of 112,872 PRSU shares were granted with grant date fair value of $17.3 million. The February 2021 awards also include a service-based component.
Compensation cost in connection with the probable number of shares that will vest will be recognized ratably through March 31, 2024. During the year ended December 31, 2021, the Company determined that it was probable that the February 2021 Awards would vest and recognized $2.4 million of compensation cost in connection with the February 2021 awards.

Non employee Stock-Based Compensation
On July 3, 2020, the Company’s Chief Financial Officer (“CFO”) resigned and entered into a Consulting and Professional Services Agreement (“CPSA”) with the Company to provide consulting services through July 2, 2021. Pursuant to the original terms of the awards, the CFO will continue to vest in outstanding awards as long as services are provided to the Company under the CPSA as a non-employee consultant. In accordance with ASC 718, the Company recognized expense related to all awards expected to vest over the duration of the CPSA in 2020 as an equity-based severance cost as the consulting services are not substantive. Total expense related to non-employee stock-based compensation recognized for the year ended December 31, 2020, was $1.8 million.
On January 12, 2021, the Company's Chief Executive Officer (“CEO”) resigned and entered into a CPSA with the Company. Pursuant to the original terms of the awards, the CEO will continue to vest in outstanding awards as long as services are provided to the Company under the CPSA as a non-employee consultant or a member of the Company's Board of Directors. In accordance with ASC 718, the Company recognized expense related to all awards expected to vest over the duration of the CPSA in the three months ended March 31, 2021, as an equity-based severance cost as the consulting services are not substantive. Total expense related to non-employee stock-based compensation recognized for the year ended December 31, 2021 was $5.4 million.

12. Net Loss Per Common Share
As the Company had net losses for the years ended December 31, 2021, 2020 and 2019, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share during the years ended December 31, 2021, 2020 and 2019 (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(101,361)	$(43,830)	$(54,568)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	29,331,010	27,754,404	25,265,918
Net loss per common share, basic and diluted	$(3.46)	$(1.58)	$(2.16)
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the years ended December 31, 2021, 2020 and 2019 because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Options to purchase common stock	504,106	609,881	1,503,247
RSUs issued and unvested	1,649,561	1,114,159	886,030
Total	2,153,667	1,724,040	2,389,277

13. Subsequent Events

Novitas Announcement

In November 2021, CMS published its Calendar Year 2022 Medicare Physician Fee Schedule Final Rule (the “Final Rule”). In the Final Rule, CMS did not finalize national pricing for the extended external ECG patch, medical magnetic tape recorder (SD339) supply, and ruled to contractor pricing for CPT codes 93241, 93243, 93245 and 93247. The Company has been working with Medicare Administrative Contractors (MACs”) to establish pricing for these codes.

On January 10, 2022, Novitas Solutions, the MAC which covers the region where the Company's Independent Diagnostic Testing Facility in Houston, Texas where almost all Medicare services for Zio XT are processed, published reimbursement rates for CPT codes 93243 and 93247 for the Houston jurisdiction to $223 and $233, respectively. These updated rates are retroactive to January 1, 2022.

Leases

In December 2021, the Company entered into a lease for 44,616 rentable square feet in Deerfield Illinois (“Deerfield Lease”). The Deerfield lease commenced in January 2022, the Company will recognize a related right of use asset and obligation in its Consolidated Financial Statements for the quarter ending March 31, 2022. The amount of such asset and obligation has not yet been determined.

In February 2022, the Company's Board of Directors approved a decision to pursue reducing its leased space for its headquarters in San Francisco, California. The Company plans to consolidate operations and will begin marketing the excess space for sublease by the end of the first quarter of 2022. Depending on the outcome of marketing the sublease, the Company believes these decisions could result in an impairment of the right of use asset for the San Francisco office lease and is assessing the impact to its Consolidated Financial Statements for the quarter ending March 31, 2022.
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

As required by Rule 13a-15(b) under the Exchange Act, our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and our CFO have concluded that as of December 31, 2021 our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness in internal controls previously disclosed and discussed below. Notwithstanding the material weakness, our management, including our CEO and CFO, has concluded that our consolidated financial statements, included in the 2021 Annual Report on Form 10-K, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design or maintain an effective control environment commensurate with our financial reporting requirements. Given the rapid growth in the size and complexity of the business, we failed to maintain a sufficient number of professionals with an appropriate level of accounting and internal control knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. This material weakness contributed to additional material weaknesses, previously disclosed and remediated. In aggregate, these material weaknesses (including the previously remediated material weaknesses) resulted in the misstatement of our revenues, revenue reserves, bad debt expense, property and equipment, research and development expense and related financial disclosures, and in the revision of the Company’s consolidated financial statements for the years ended December 31, 2017, December 31, 2018, and each interim period therein as well as the quarters ended March 31, 2019, June 30, 2019, and September 30, 2019. Additionally, this material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Because of these deficiencies, and in spite of our remediation progress, described below, we concluded that the Company's internal control over financial reporting was not effective as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation Plan Activities

As it relates to the material weakness that exists as of December 31, 2021, we performed the following actions:

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
•Hired several IT compliance experts including a Sr. Director of Cybersecurity with 20+ years of experience in cybersecurity, a Healthcare IT Compliance director with 15 years’ experience in technology risk management compliance and assurance experience, and a senior IT compliance analyst with 20 years’ experience in information security, IT governance and IT asset management.

These investments in resources have significantly improved the stability of our accounting organization and our IT compliance expertise. While significant progress has been made in response to the material weakness in the control environment, key remediation plan activities include additional training programs, automation efforts, and hiring of additional resources in support of certain control activities in the IT Compliance area. Additionally, time is needed to demonstrate sustainability as it relates to our internal control over financial reporting and improvements made to our complement of resources, including demonstrating sustained operating effectiveness of our internal controls.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2021, other than as described above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.
Item 14. Principal Accounting Fees and Services.
Our independent registered public accounting firm is PricewaterhouseCoopers LLP, San Jose, CA, PCAOB ID: 238.
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

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

Exhibit Index
		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-37918	3.1	October 26, 2016
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-37918	3.2	October 26, 2016
4.1	Specimen Common Stock Certificate of the Registrant.	S-1	333-213773	4.1	September 23, 2016
4.2	Amended and Restated Investors’ Rights Agreement dated May 16, 2014 by and among the Registrant and certain stockholders.	S-1/A	333-213773	4.2	October 7, 2016
4.3	Description of the Registrant's securities registered pursuant to section 12 of the securities exchange act of 1934.	10-K	001-37918	4.3	March 2, 2020
4.4	First amendment to third amended and restated loan and security agreement.	10-K	001-37918	4.4	March 2, 2020
4.8	Warrant to Purchase Stock issued to Life Science Loans, LLC dated as of June 3, 2014.	S-1	333-213773	4.8	September 23, 2016
10.1+	Form of Indemnification Agreement for directors and executive officers.	S-1	333-213773	10.1	September 23, 2016
10.2+	2006 Stock Plan, as amended, and Form of Option Agreement thereunder.	S-1	333-213773	10.2	September 23, 2016
10.3+	2016 Equity Incentive Plan and related form agreements.	S-1/A	333-213773	10.3	October 7, 2016
10.4+	2016 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-213773	10.4	October 7, 2016
10.5+	Executive Incentive Compensation Plan.	S-1/A	333-213773	10.5	October 7, 2016
10.6	Manufacturing Services Agreement dated March 1, 2009 between the Registrant and Jabil Circuit, Inc.	S-1	333-213773	10.6	September 23, 2016
10.7	Memorandum of Understanding dated February 16, 2015 between the Registrant and Jabil Circuit, Inc.	S-1	333-213773	10.7	September 23, 2016
10.8	Warland Business Park Lease dated April 20, 2015 between the Registrant and Warland Investments Company.	S-1	333-213773	10.8	September 23, 2016
10.9	Office Lease dated April 30, 2008 between the Registrant and 650 Townsend Associates, LLC.	S-1/A	333-213773	10.9	October 7, 2016
10.10	First Amendment to Lease dated February 26, 2010 between the Registrant and 650 Townsend Associates, LLC.	S-1	333-213773	10.10	September 23, 2016
10.11	Second Amendment to Lease dated December 19, 2011 between the Registrant and 650 Townsend Associates, LLC.	S-1	333-213773	10.11	September 23, 2016
10.12	Third Amendment to Lease dated January 8, 2014 between the Registrant and Big Dog Holdings, LLC, as successor in interest to 650 Townsend Associates LLC.	S-1	333-213773	10.12	September 23, 2016
10.13	Fourth Amendment to Lease dated April 22, 2015 between the Registrant and Big Dog Holdings, LLC, as successor in interest to 650 Townsend Associates LLC.	S-1	333-213773	10.13	September 23, 2016
10.14	Fifth Amendment to Lease dated November 20, 2015 between the Registrant and Big Dog Holdings, LLC, as successor in interest to 650 Townsend Associates LLC.	S-1	333-213773	10.14	September 23, 2016
10.15	Sixth Amendment to Lease dated August 10, 2016 between the Registrant and Big Dog Holdings, LLC, as successor in interest to 650 Townsend Associates LLC.	S-1	333-213773	10.15	September 23, 2016
10.16	Sublease dated October 29, 2009 between the Registrant and Freedomroads, LLC.	S-1/A	333-213773	10.16	October 7, 2016
10.17	First Amendment to Sublease dated June 1, 2010 between the Registrant and Freedomroads, LLC.	S-1/A	333-213773	10.17	October 7, 2016
10.18	Second Amendment to Sublease dated September 24, 2013 between the Registrant, Freedomroads, LLC and FRHP Lincolnshire, LLC.	S-1	333-213773	10.18	September 23, 2016
10.19	Sublease dated April 15, 2014 between the Registrant and Lone Star R.S. Platou, Inc.	S-1	333-213773	10.19	September 23, 2016
10.20±	Services Agreement dated December 24, 2013 between the Registrant and XIFIN, Inc.	S-1	333-213773	10.20	September 23, 2016

10.21	Second Amended and Restated Loan and Security Agreement dated December 4, 2015 between the Registrant and Silicon Valley Bank.	S-1/A	333-213773	10.21	October 7, 2016
10.22	Loan Agreement dated December 4, 2015 between the Registrant and Biopharma Secured Investments III Holdings Cayman LP.	S-1	333-213773	10.22	September 23, 2016
10.23	Guaranty and Security Agreement dated December 4, 2015 by the Registrant and each other grantor from time to time party thereto in favor of Biopharma Secured Investments III Holdings Cayman LP.	S-1	333-213773	10.23	September 23, 2016
10.24	Note Purchase Agreement dated November 16, 2012, as amended, by and between the Registrant and California HealthCare Foundation, exhibits related thereto and related Promissory Note.	S-1/A	333-213773	10.24	October 7, 2016
10.25+	Employment Letter to Kevin M. King dated July 23, 2012 between the Registrant and Kevin M. King.	S-1	333-213773	10.25	September 23, 2016
10.26+	Employment Letter to David A. Vort dated November 22, 2013 between the Registrant and David A. Vort.	S-1	333-213773	10.26	September 23, 2016
10.27+	Employment Letter to Derrick Sung dated March 24, 2015 between the Registrant and Derrick Sung.	S-1	333-213773	10.27	September 23, 2016
10.28+	Employment Letter to Matthew C. Garrett dated December 2, 2012 between the Registrant and Matthew C. Garrett.	S-1	333-213773	10.28	September 23, 2016
10.29	Form of Change of Control and Severance Agreement to be effective upon the closing of the offering.	10-Q	001-37918	10.29	November 14, 2017
10.30	Office Lease (Suite 500) dated August 9, 2016 between the Registrant and Big Dog Holdings, LLC.	S-1	333-213773	10.30	September 23, 2016
10.31	Note and Warrant Purchase Agreement dated November 1, 2012, by and among the Registrant and the persons and entities listed on the Schedule of Investors attached thereto as Exhibit A and exhibits related thereto.	S-1/A	333-213773	10.31	October 7, 2016
10.32	Office Lease dated May 1, 2017 between the Registrant and Radler Limited Partnership.	10-Q	001-37918	10.32	August 7, 2017
10.33	Employment Letter to Karim Karti dated June 12, 2018 between the Registrant and Karim Karti.	10-Q	001-37918	10.33	August 3, 2018
10.34	First Amendment to Lease dated June 5, 2018 between the Registrant and Warland Investments Company.	10-Q	001-37918	10.34	August 3, 2018
10.35	Office Lease dated October 4, 2018 between the Registrant and Big Dog Holdings LLC.
10.36	Third Amended and Restated Loan and Security Agreement, dated as of October 23, 2018, between Silicon Valley Bank, a California corporation, and iRhythm Technologies, Inc., a Delaware corporation.	8-K	001-37918	10.1	October 29, 2018
10.37	2016 Employee Stock Purchase Plan, as amended February 26, 2019, and related form agreements.	10-Q	001-37918	10.37	December 23, 2019
10.38	Employment Letter to Mark Day dated September 3, 2007 between the Registrant and Mark Day.	10-Q	001-37918	10.38	December 23, 2019
10.39±	Development collaboration agreement by and among Verily Life Sciences LLC, Verily Ireland Limited, and iRhythm Technologies, Inc.	10-Q	001-37918	10.39	December 23, 2019
10.40	Executive Change in Control and Severance Policy	10-Q	001-37918	10.40	August 7, 2020
10.41	Underwriting Agreement by and among iRhythm Technologies, Inc. and J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC as representatives of the several underwriters named therein, dated August 18, 2020.	8-K	001-37918	10.41	August 21, 2020
10.42	Multi-Tenant Office/Industrial Lease by and between iRhythm Technologies, Inc. and Katella/Holder Street LLC dated March 18, 2021.	10-Q	001-37918	10.42	May 5, 2021
10.43±	First amendment to development collaboration agreement by and among Verily Life Sciences LLC, Verily Ireland Limited, and iRhythm Technologies, Inc.	10-K	001-37918	10.43	February 25, 2022
10.44±	Second amendment to development collaboration agreement by and among Verily Life Sciences LLC, Verily Ireland Limited, and iRhythm Technologies, Inc.	10-K	001-37918	10.44	February 25, 2022

21.1	List of Subsidiaries of Registrant.	S-1	333-213773	21.1	September 23, 2016
23.1	Consent of Independent Registered Public Accounting Firm
31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________________________________________________________________________________________
†The certifications attached as Exhibit 31.1, 31.2 and 32.1 that accompany this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of iRhythm Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
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

iRhythm Technologies, Inc.

Date: February 28, 2022	By:	/s/ Quentin S. Blackford
Quentin S. Blackford President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Quentin S. Blackford	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022
Quentin S. Blackford

/s/ Douglas J. Devine	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	February 28, 2022
Douglas J. Devine

/s/ Bruce G. Bodaken	Director	February 28, 2022
Bruce G. Bodaken

/s/ Ralph Snyderman M.D.	Director	February 28, 2022
Ralph Snyderman M.D.

/s/ C. Noel Bairey Merz, M.D.	Director	February 28, 2022
C. Noel Bairey Merz, M.D.

/s/ Mark J. Rubash	Director	February 28, 2022
Mark J. Rubash

/s/ Karen Ling	Director	February 28, 2022
Karen Ling

/s/ Renee Budig	Director	February 28, 2022
Renee Budig

/s/ Kevin M. King	Director	February 28, 2022
Kevin M. King

/s/ Abhijit Y. Talwalkar	Director and Chairman of the Board	February 28, 2022
Abhijit Y. Talwalkar