Form 10-K/A
period 2021-12-31
iRhythm Technologies, Inc.
filed 2022-03-02
CIK 1388658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
FORM 10-K/A
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

EXPLANATORY NOTE

iRhythm Technologies, Inc. (the “Company”) filed its Annual Report on Form 10-K as of and for the year ended December 31, 2021 with the Securities and Exchange Commission on February 28, 2022 (the “Original Filing”). The Company is filing this Form 10-K/A, Amendment No. 1 solely to amend the text of Exhibit 23.1 of the Original Filing to correct a typographical error in Exhibit 23.1 included in the Original Filing, which resulted in Exhibit 23.1 not conforming to the consent provided by the auditors.

Except as described above, no other changes have been made to the Original Filing.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, San Jose, CA, PCAOB ID: 238)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

iRhythm Technologies, Inc.

Date: March 2, 2022	By:	/s/ Quentin S. Blackford
Quentin S. Blackford President and Chief Executive Officer (Principal Executive Officer)

Date: March 2, 2022	By:	/s/ Douglas J. Devine
Douglas J. Devine Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)
4