Form 10-Q
period 2022-03-31
iRhythm Technologies, Inc.
filed 2022-05-06
CIK 1388658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 29, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 29,790,161.
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
iii

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$94,786	$127,562
Short-term investments	113,998	111,569
Accounts receivable, net	55,286	46,430
Inventory	12,446	10,268
Prepaid expenses and other current assets	9,838	9,693
Total current assets	286,354	305,522
Property and equipment, net	57,135	55,944
Operating lease right-of-use assets	65,256	84,587
Goodwill	862	862
Other assets	19,110	16,052
Total assets	$428,717	$462,967
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,413	$10,509
Accrued liabilities	41,935	51,486
Deferred revenue	2,933	3,049
Debt, current portion	—	11,667
Operating lease liabilities, current portion	11,501	11,142
Total current liabilities	61,782	87,853
Debt, noncurrent portion	34,917	9,690
Other noncurrent liabilities	832	697
Operating lease liabilities, noncurrent portion	86,344	85,212
Total liabilities	183,875	183,452
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 29,768,718 shares at March 31, 2022 and 29,493,726 at December 31, 2021 issued and outstanding	27	27
Additional paid-in capital	701,822	685,594
Accumulated other comprehensive income	(353)	(61)
Accumulated deficit	(456,654)	(406,045)
Total stockholders’ equity	244,842	279,515
Total liabilities and stockholders’ equity	$428,717	$462,967
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue, net	$92,378	$74,311
Cost of revenue	30,619	23,458
Gross profit	61,759	50,853
Operating expenses:
Research and development	10,542	8,510
Selling, general and administrative	73,158	69,813
Impairment and restructuring charges	26,608	—
Total operating expenses	110,308	78,323
Loss from operations	(48,549)	(27,470)
Interest expense	(2,029)	(335)
Other income, net	16	124
Loss before income taxes	(50,562)	(27,681)
Income tax provision	47	98
Net loss	$(50,609)	$(27,779)
Net loss per common share, basic and diluted	$(1.71)	$(0.95)
Weighted-average shares, basic and diluted	29,596,325	29,164,430
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(50,609)	$(27,779)
Other comprehensive income:
Net change in unrealized gains on available-for-sale securities	(292)	1
Comprehensive loss	$(50,901)	$(27,778)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(50,609)	$(27,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,143	2,036
Stock-based compensation	13,903	20,230
Accretion of discounts on investments, net and other	432	498
Provision for doubtful accounts and contractual allowances	14,022	9,768
Amortization of operating lease right-of-use assets	6,547	1,555
Impairment charges	23,164	—
Changes in operating assets and liabilities:
Accounts receivable	(22,878)	(39,818)
Inventory	(2,377)	(1,608)
Prepaid expenses and other current assets	(146)	387
Other assets	(3,058)	(775)
Accounts payable	(5,308)	673
Accrued liabilities	(9,429)	(6,140)
Deferred revenue	(116)	495
Operating lease liabilities	(6,175)	(1,364)
Net cash used in operating activities	(38,885)	(41,842)
Cash flows from investing activities
Purchases of property and equipment	(5,572)	(4,211)
Purchases of available-for-sale investments	(45,974)	(30,054)
Sales of available-for-sale investments	15,019	—
Maturities of available-for-sale investments	28,000	151,300
Net cash provided by (used in) investing activities	(8,527)	117,035
Cash flows from financing activities
Payment of long-term debt	(21,389)	(2,917)
Proceeds from term loan	35,000	—
Proceeds from issuance of common stock in connection with employee equity incentive plans	1,076	1,576
Tax withholding upon vesting of restricted stock awards	—	(25,105)
Payments of issuance costs for long term debt	(51)	—
Net cash provided by (used in) financing activities	14,636	(26,446)
Net (decrease) increase in cash and cash equivalents	(32,776)	48,747
Cash and cash equivalents beginning of period	127,562	88,628
Cash and cash equivalents end of period	$94,786	$137,375
Supplemental disclosures of cash flow information
Interest paid	$1,967	$331
Non-cash investing and financing activities
Property and equipment costs included in accounts payable and accrued liabilities	$225	$115
Right-of-use assets obtained in exchange for operating lease liabilities	$7,666	$5,757
Capitalized stock-based compensation	$1,250	$911

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock				Accumulated Other	Total
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders' Equity
Balances at December 31, 2020	29,019,350	$27	$646,258	$(304,684)	$11	$341,612
Issuance of common stock in connection with employee equity incentive plans, net	268,399	—	1,576	—	—	1,576
Tax withholding upon vesting of restricted stock awards	—	—	(25,105)	—	—	(25,105)
Stock-based compensation expense	—	—	19,267	—	—	19,267
Net loss	—	—	—	(27,779)	—	(27,779)
Net change in unrealized gain on investments	—	—	—	—	1	1
Balances at March 31, 2021	29,287,749	$27	$641,996	$(332,463)	$12	$309,572

	Common Stock				Accumulated Other	Total
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders' Equity
Balances at December 31, 2021	29,493,726	$27	$685,594	$(406,045)	$(61)	$279,515
Issuance of common stock in connection with employee equity incentive plans, net	274,982	—	1,076	—	—	1,076
Tax withholding upon vesting of restricted stock awards	—	—	—	—	—	—
Stock-based compensation expense	—	—	15,152	—	—	15,152
Net loss	—	—	—	(50,609)	—	(50,609)
Net change in unrealized gain on investments	—	—	—	—	(292)	(292)
Balances at March 31, 2022	29,768,708	$27	$701,822	$(456,654)	$(353)	$244,842

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2021, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other interim period or for any other future year.
The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021, included in the Company’s annual report on Form 10-K, filed with the SEC on February 28, 2022.

Risks and Uncertainties

COVID-19

As a result of the COVID-19 pandemic, the Company has experienced significant business disruptions, restrictions on its ability to travel, reduction in access to customers due to diverted resources at hospitals, slower response times from payors who are also facing business interruptions, and shortened business hours as governments instituted prolonged shelter-in-place and/or self-quarantine mandates.

Government mandates related to the COVID-19 pandemic have impacted, and are expected to continue to impact, Company personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which could disrupt our supply chain and reduce margins. While the Company has continued to deliver its Zio service by operating with remote employees and essential employees on site, an extended implementation of these government mandates could further impact the Company's ability to provide its Zio service effectively, and could impede the progress of all ongoing initiatives. Appropriate social distancing techniques and other measures at the Company's facilities have been implemented for employees who are required by job scope or who have chosen to return to the Company’s facilities.

Government mandates related to the COVID-19 pandemic have impacted our claims and appeals and are expected to continue to impact payor processing times. This increase in response times may be due, in part, to staffing shortages at the payors.

The Company's remote work arrangements resulting from the COVID-19 pandemic and subsequent decision to pursue a sublease for its San Francisco headquarters resulted in an impairment of its right of use asset and related leasehold

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

improvements and furniture, and the Company expects additional impairment charges related to real property lease agreements may be incurred.

The Company is continuously reviewing its liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic. The Company believes it will have adequate liquidity over the next 12 months to operate its business and to meet its cash requirements. As of March 31, 2022, the Company is in compliance with its debt covenants.

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

Reimbursement

Government payors may change their coverage and reimbursement policies, and payment amounts, in a way that would prevent or limit reimbursement for the Zio service, which would significantly harm the Company. Government and other third-party payors require the Company to report the service for which it is seeking reimbursement by using a Current Procedural Terminology (“CPT”), a code-set maintained by the American Medical Association (“AMA”). For Zio XT, the Company had historically utilized temporary CPT codes (or Category III CPT codes) used for newly introduced technologies and specific to our category of diagnostic monitoring. The process to convert Category III CPT codes to Category I CPT codes is governed by the AMA and Centers for Medicare and Medicaid (“CMS”). On October 25, 2019, the AMA’s CPT Editorial Panel established two new Category I CPT codes that are applicable to the Zio service and took effect on January 1, 2021. In November 2021, CMS published the Calendar Year 2022 Medicare Physician Fee Schedule Final Rule (the “2022 Final Rule”). In the Final Rule, CMS did not issue national pricing and continued carrier pricing for the calendar year 2022 on Category I CPT codes 93241, 93243, 93245 and 93247 for extended external ECG monitoring, the relevant codes for the Company’s Zio XT service. CMS designated these codes for contractor pricing in calendar 2022, which means that prices will be determined regionally by each Medicare Administrative Contractor (“MAC” or “MACs”).

Determinations of which products or services will be reimbursed under Medicare can be developed at the national level through a national coverage determination (“NCD”) by CMS or at the local level through a local coverage determination (“LCD”), by one or more of the regional Medicare Administrative Contractors (“MACs”) who are private contractors that process and pay claims on behalf of CMS for different regions. In the absence of a specific NCD, as is the case with Zio XT historically and for Calendar Year 2022 following the Final Rule, the MAC with jurisdiction over a specific geographic region will have the discretion to make an LCD. The Company is seeking to establish LCD pricing with one or more MACs for 2022 and will be subject to LCD pricing until CMS establishes a NCD.

In January 2022, Novitas Solutions, the MAC which covers the region where our Independent Diagnostic Testing Facility (“IDTF”) in Houston, Texas is located, updated reimbursement rates for CPT codes 93243 and 93247 for the Houston jurisdiction to $223 and $233, respectively. These updated rates are retroactive to January 1, 2022. These rates were higher than the rates posted by Novitas in 2021 but continue to be significantly below our historical Medicare rates for our Zio XT service. In April 2022, National Government Services ("NGS"), the MAC which covers the region where our IDTF in Lincolnshire, Illinois is located, updated reimbursement rates for CPT codes 93243 and 93247 for the Suburban Chicago jurisdiction to $334 and $347, respectively. These updated rates are retroactive to April 1, 2022 and are higher than our historical Medicare rates for our Zio XT service. We are continuing to negotiate with MACs to establish higher pricing for the Category I CPT Codes but can offer no assurances as to the timing or outcome of those discussions.

Further, a reduction in coverage by Medicare could cause some commercial third-party payors to implement similar reductions in their coverage or level of reimbursement of the Zio service. Given the evolving nature of the healthcare industry and on-going healthcare cost reforms, the Company will continue to be subject to changes in the level of Medicare coverage for its products, and unfavorable coverage determinations at the national or local level could adversely affect its results of operations. Although a large majority of commercial customers have re-contracted the Zio XT service since the establishment of the Category I codes on January 1, 2021, matching pre-existing rates, if the Company is unsuccessful in improving the Medicare rates, the Company believes that commercial rates may begin to be more negatively impacted next year.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

If the Company is unable to achieve a level of revenues adequate to support its cost structure or is unable to reduce its overall cost structure, this could raise substantial doubts about the Company's ability to continue as a going concern.

Supply Chain Constraints

Economies worldwide have also seen other indirect COVID-19 pandemic related disruptions, including supply chain impacts, material inflation, and labor constraints in certain markets and geographies. Such economic disruption has had an adverse effect on the Company's business environment as increased lead times and component shortages have resulted in higher inventory costs. While the Company has increased inventory safety stock levels to help mitigate the delays and disruptions in supply, the Company cannot be certain that any prolonged, intensified, or worsened effect from the COVID-19 pandemic would not further impact its supply chain.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contractual allowances, allowance for doubtful accounts, the useful lives of property and equipment, the recoverability of long-lived assets including the estimated usage of the printed circuit board assemblies (“PCBAs”), the incremental borrowing rate for operating leases, accounting for income taxes, impairment of right-of-use assets ("ROU assets"), and various inputs used in estimating stock-based compensation. Certain of these estimates are impacted by uncertainties surrounding COVID-19 such as revenue recognition, contractual allowances for revenue, allowance for doubtful accounts, and stock-based compensation. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that management believes are reasonable under the circumstances, including assumptions as to future events. Actual results may differ from those estimates.

For further details on estimates used to calculate the impairment on ROU assets, see Note 6. Impairment and Restructuring Charges.

Impairment of Long-Lived Assets
The Company annually reviews long-lived assets for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset.

Any impairments to right of use assets, leasehold improvements, or other assets as a result of a sublease or other similar action are initially recognized when a decision to take such action is made and recorded as an operating expense. Similar to other long-lived assets, management tests ROU assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For ROU assets, such circumstances may include subleases that do not fully recover the costs of the associated leases or commitments to sublease a property. For the three months ended March 31, 2022, the Company recorded $23.2 million of long-lived asset impairment charges in the consolidated statement of operations. See Note 6. Impairment and Restructuring Charges.

Accounts Receivable, Allowance for Doubtful Accounts and Contractual Allowances

Accounts receivable includes amounts due to the Company from healthcare institutions, third-party payors, and government payors and their related patients, due to the Company's normal business activities. Accounts receivable is reported on the consolidated balance sheets net of an estimated allowance for doubtful accounts and contractual allowances.

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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The Company submitted the majority of Zio XT claims from the first and second quarter of 2021 on a delayed basis due to the CPT code transition and uncertainty over reimbursement rates. Claims were being held due to a combination of negotiations with payors and administrative delays in processing payments. Most of the held claims were released and submitted by the end of the second quarter of 2021. As of March 31, 2022, uncollected claims as a result of the CPT code transition were $12.9 million. For the contracted portfolio, once submitted, the number of claims from the first half of 2021 which contained differences between the submitted price and reimbursement rate and overall denials increased significantly compared to our historical experience as a result of CPT code transition issues with the payors. The Company continues to work with the payors to collect on these claims, and the collection cycle for these claims is significantly longer than usual. This makes the timing of the Company's collections more difficult to predict. While the Company believes it has properly estimated the impact to our contractual allowances and allowance for doubtful accounts, inherent uncertainty caused by the longer-collection cycle and claims adjudication process could result in additional provisions for contractual allowances and doubtful accounts which would negatively impact the Company's results of operations in future periods.

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended March 31, 2022	Year Ended December 31, 2021	Three Months Ended March 31, 2021
Balance, beginning of period	$14,012	$12,711	$12,711
Add: provision for doubtful accounts	4,413	9,615	3,095
Less: write-offs, net of recoveries and other adjustments	(60)	(8,314)	(3,046)
Balance, end of period	$18,365	$14,012	$12,760
The following table presents the changes in the contractual allowance (in thousands):

	Three Months Ended March 31, 2022	Year Ended December 31, 2021	Three Months Ended March 31, 2021
Balance, beginning of period	$31,274	$21,281	$21,281
Add: provision for contractual allowances	9,609	27,459	6,673
Less: realized contractual adjustments	(26)	(17,466)	(3,185)
Balance, end of period	$40,857	$31,274	$24,769
Concentrations of Risk
Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. Cash balances are deposited in financial institutions which, at times may be in excess of federally insured limits. Cash equivalents are invested in highly-rated money market funds. The Company invests in a variety of financial instruments, such as but not limited to, U.S. government securities, corporate notes, commercial paper and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material losses on its deposits of cash and cash equivalents or investments.

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. The Company records an allowance for doubtful accounts based on the assessment of the collectability of customer accounts, considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Centers for Medicare and Medicaid Services (“CMS”), accounted for approximately 22% and 14% of the Company's revenue for the three months ended March 31, 2022 and 2021, respectively. CMS accounted for 16% and 8% of accounts receivable at March 31, 2022 and December 31, 2021, respectively.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Revenue Recognition

The Company’s revenue is generated primarily from the provision of its ambulatory cardiac rhythm monitoring service, the Zio XT service. The Zio XT is an ambulatory cardiac rhythm monitoring service that has a patient wear period of up to 14 days and is billable when the monitoring reports are delivered to the healthcare provider, which is also when the service is complete, and the Company recognizes revenue. The time from when the patient has the Zio XT device applied to the time the report is posted is generally around 25 days. The Company has concluded that the Zio XT service is one performance obligation on the basis that the customer cannot benefit from each component of the service on its own or together with other resources that are readily available to the customer.

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

The Company recognizes as revenue the amount of consideration to which it expects to be entitled in exchange for performing the Zio service. The consideration the Company is entitled to varies by portfolio, as further defined below, and includes estimates that require significant judgment by management. A unique aspect of healthcare is multiple parties' involvement in the service transaction. In addition to the patient, often a third-party, for example, a commercial or governmental payor or healthcare institution, will pay the Company for some or all of the service on the patient’s behalf. Separate contractual arrangements exist between the Company and third-party payors that establish amounts the third-party payor will pay on behalf of a patient for covered services rendered.

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
The Company is utilizing the portfolio approach practical expedient under ASC 606 for revenue recognition whereby services provided under each of the above payor types form a separate portfolio. The Company accounts for the contracts within each portfolio as a collective group rather than individual contracts. Based on history with these portfolios and the similar nature and characteristics of the patients within each portfolio, the Company has concluded that the financial statement effects are not materially different than if accounting for revenue on a contract-by-contract basis.

For contracted and CMS portfolios, the Company recognizes revenue, net of contractual allowances, and recognizes an allowance for doubtful accounts for uncollectible patient accounts receivable. The transaction price is determined based on

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

negotiated rates, and the Company has historical experience of collecting substantially all of these contracted rates. These contracts also impose a number of obligations regarding billing and other matters, and the Company’s noncompliance with a material term of such contracts may result in a denial of the claim. The Company accounts for denied claims as a form of variable consideration that is included as a reduction to the transaction price recognized as revenue. The Company estimates the denied claims, which require management judgment. The estimated denied claims are based on historical information, and judgment includes the historical period utilized. The Company monitors the estimated denied claims against the latest available information, and subsequent changes to the estimated denied claims are recorded as an adjustment to revenue in the periods during which such changes occur. Delays in claims submissions could lead to an increase in denials if the Company misses the payors’ filing deadlines and could result in a reduction in the Company’s receipt of payments. Historical cash collection indicates that it is probable that substantially all of the transaction price, less the estimate of denied claims, will be received. Contracted payors may require that the Company bill patient co-payments and deductibles and from time to time the Company may not be able to collect such amounts due to credit risk. The Company provides for estimates of uncollectible patient accounts receivable, based upon historical experience where judgment includes the historical period utilized, at the time revenue is recognized, with such provisions presented as bad debt expense within the selling, general and administrative line item of the consolidated statement of operations. Adjustments to these estimates for actual experience are also recorded as an adjustment to bad debt expense.
As discussed in the Accounts Receivable, Allowance for Doubtful Accounts and Contractual Allowances section above, the inherent uncertainty caused by longer-collection cycle and claims adjudication process related to delays in submission because of the CPT code transition in 2021 could result in additional provisions for contractual allowances and doubtful accounts which would negatively impact the Company's results of operations in future periods.
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

Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Disaggregated revenue by payor type and major service line for three months ended March 31, 2022 and March 31, 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Contracted third-party payors	$51,751	$46,592
Non-contracted third-party payors	5,487	5,278
Centers for Medicare & Medicaid	20,062	10,177
Healthcare Institutions	15,078	12,264
Total	$92,378	$74,311
Contract Liabilities
ASC 606 requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).

Certain of the Company’s customers pay the Company directly for the Zio XT service upon shipment of devices. Such advance payments are contract liabilities and are recorded as deferred revenue on the Condensed Balance Sheets and revenue is recognized when reports are delivered to the healthcare provider. During the three months ended March 31, 2022, $2.7 million

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

relating to the contract liability balance at the beginning of 2022 was recognized as revenue. During the three months ended March 31, 2021, $0.9 million included in the contract liability balance at the beginning of 2021 was recognized as revenue.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

3. Cash Equivalents and Investments
The fair value of cash equivalents and available-for-sale investments at March 31, 2022 and December 31, 2021, were as follows (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Money market funds	$42,589	$—	$—	$42,589
U.S. government securities	88,328	5	(322)	88,011
Corporate notes	13,039	—	(36)	13,003
Commercial paper	12,984	—	—	12,984
Total cash equivalents and available-for-sale investments	$156,940	$5	$(358)	$156,587
Classified as:
Cash equivalents				$42,589
Short-term investments				113,998
Total cash equivalents and available-for-sale investments				$156,587
	December 31, 2021
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Money market funds	$110,137	$—	$—	$110,137
U.S. government securities	50,490	—	(46)	50,444
Corporate notes	31,158	—	(15)	31,143
Commercial paper	29,982	—	—	29,982
Total cash equivalents and available-for-sale investments	$221,767	$—	$(61)	$221,706
Classified as:
Cash equivalents				$110,137
Short-term investments				111,569
Total cash equivalents and available-for-sale investments				$221,706
The following table summarizes the fair value of the Company’s cash equivalents, short-term and long-term marketable securities classified by maturity (in thousands):

	March 31, 2022	December 31, 2021
Due within one year	$156,587	$221,706
Due after one year through three years	—	—
Total cash equivalents and available-for-sale investments	$156,587	$221,706
There were no available-for-sale securities that were in an unrealized loss position for more than twelve months as of March 31, 2022. Unrealized losses as of March 31, 2022, and December 31, 2021, were not material. Available-for-sale securities held as of March 31, 2022, had a weighted average maturity of 111 days. At March 31, 2022, eleven investments were in an unrealized loss position and no investments have been in an unrealized loss position for more than one year.
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
The fair value of the Company’s outstanding interest-bearing obligations is estimated using the net present value of the future payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at March 31, 2022, were $34.9 million and $36.5 million, respectively. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at December 31, 2021, were $21.4 million and $21.7 million, respectively.
The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.
The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$42,589	$—	$—	$42,589
U.S. government securities	—	88,011	—	88,011
Corporate notes	—	13,003	—	13,003
Commercial paper	—	12,984	—	12,984
Total	$42,589	$113,998	$—	$156,587

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$110,137	$—	$—	$110,137
U.S. government securities	—	50,444	—	50,444
Corporate notes	—	31,143	—	31,143
Commercial paper	—	29,982	—	29,982
Total	$110,137	$111,569	$—	$221,706

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

5. Balance Sheet Components
Inventory and Other Assets
Inventory consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$6,946	$5,101
Finished goods	5,500	5,167
Total	$12,446	$10,268

    The Company uses PCBAs in each wearable Zio XT and Zio AT monitor as well as in the wireless gateway used in conjunction with the Zio AT monitor. The PCBAs are used numerous times and have useful lives beyond one year. Each time a PCBA is used in a wearable Zio XT monitor or Zio AT monitor, a portion of the cost of the PCBA is recorded as a cost of revenue. Each time a wireless gateway is used with a Zio AT monitor, a portion of the gateway is recorded as a cost of revenue. PCBAs, which are recorded as other assets, were $16.4 million and $13.9 million as of March 31, 2022, and December 31, 2021, respectively.

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Laboratory and manufacturing equipment	$5,365	$5,029
Computer equipment and software	2,417	2,353
Furniture and fixtures	3,678	4,174
Leasehold improvements	18,631	20,431
Internal-use software	52,890	46,661
Total property and equipment, gross	82,981	78,648
Less: accumulated depreciation and amortization	(25,846)	(22,704)
Total property and equipment, net	$57,135	$55,944

Depreciation and amortization expense was $3.1 million and $2.0 million for the three months ended March 31, 2022, and 2021, respectively. During the three months ended March 31, 2022, the Company recorded $2.2 million and $0.5 million in impairment charges to leasehold improvements and furniture and fixtures disclosed above, respectively in connection with its decision to sublease its San Francisco headquarters. See Note 6. Impairment and Restructuring.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued vacation	$8,371	$7,431
Accrued payroll and related expenses	18,871	34,484
Accrued ESPP contribution	2,748	1,002
Accrued professional services fees	1,794	1,724
Accrued interest	47	78
Claims payable	2,770	2,988
Restructuring liability	2,902	—
Other	4,432	3,779
Total accrued liabilities	$41,935	$51,486

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

6. Impairment and Restructuring Charges

Restructuring

On February 15, 2022, the Company's Board of Directors (the “Board”) approved a restructuring plan (“Q1 2022 Restructuring Plan”) to allow the Company to effectively and efficiently scale its business. The Q1 2022 Restructuring Plan resulted in severance and other employment related costs. The Company completed required notifications under the Q1 2022 Restructuring Plan in March 2022 and has recorded $3.4 million of restructuring charges for the three month period ended March 31, 2022.

Restructuring liabilities are reported within accrued liabilities in the Condensed Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liabilities associated with the Q1 2022 Restructuring Plan (in thousands):

	December 31, 2021	Charges	Cash Payments	March 31, 2022
Employee severance	$—	$3,444	$(542)	$2,902
Total	$—	$3,444	$(542)	$2,902

Impairment

On October 4, 2018, the Company entered into a lease arrangement (“San Francisco Lease”) in connection with its headquarters in San Francisco, California. The San Francisco Lease commenced on May 13, 2019, and the Company began using the premises as its corporate headquarters. The San Francisco lease expires in August 2031.

In an effort to reduce the Company's footprint and as a result of remote work arrangements, the Board of Directors (the “Board”) agreed to pursue a sublease for a portion of the Company’s Headquarters in San Francisco, CA in February 2022 in order to reduce the total number of leased square footage by approximately 50%.

The sublease market for commercial office space is currently very challenging in the San Francisco area due to lower demand for leased office space as most companies have adjusted to allowing their employees to work from home during the COVID-19 pandemic that has persisted throughout 2020 and 2021. The Company expects that it will only be able to sublease a portion of its existing office space at a rate below the amount that it is currently paying. The Company has engaged a leasing broker and has formalized a marketing plan for the San Francisco office market.

Significant judgment and estimates are required in assessing impairment of ROU assets, including identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows, and determining appropriate discount rates. The Company's fair value estimates are based on assumptions management believes to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

The following table presents impairment charges recorded during the three months ended March 31, 2022:

ROU Asset	$20,451
Furniture and Fixtures	2,211
Leasehold Improvements	502
Total	$23,164

For further details on the Company's leases, refer to Note. 7. Commitments and Contingencies.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

7. Commitments and Contingencies
Lease Arrangements

The Company leases office, manufacturing, and clinical centers under non-cancelable operating leases which expire on various dates through 2031. These leases generally contain scheduled rent increases or escalation clauses and renewal options. Operating lease right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease right-of-use assets also include any lease payments made to the lessor at or before the commencement date as well as variable lease payments which are based on a consumer price index. The Company is also subject to variable lease payments related to janitorial services and electricity which are not included in the operating lease right-of-use asset as they are based on actual usage. The Company recognizes operating lease expense on a straight-line basis over the lease period. The total operating lease cost recognized during the three months ended March 31, 2022 was $3.4 million, which primarily consisted of lease payments and common area maintenance costs. Cash paid for operating leases during the three months ended March 31, 2022, was $3.2 million.

On October 4, 2018, the Company entered into the San Francisco Lease to rent approximately 117,560 rentable square feet in San Francisco, California, which became the Company’s new headquarters in October 2019. The term of the San Francisco Lease began on May 13, 2019, and expires on August 31, 2031. The Company is entitled to one option to extend the San Francisco Lease for a five-year term, subject to certain requirements.

On October 29, 2009, the Company entered into a lease for a clinic (“Lincolnshire Lease”) to rent approximately 41,500 rentable square feet in Lincolnshire, Illinois, which became the Company’s clinical operational facilities. The term of the Lincolnshire Lease began on November 1, 2009, and expires on July 31, 2022.

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

In December 2021, the Company entered into a lease for 44,616 rentable square feet in Deerfield, Illinois (“Deerfield Lease”). The effective term of the Deerfield Lease began on January 2, 2022 and will expire on June 1, 2033. The Company is entitled to one option to extend the Deerfield Lease for a five-year term, subject to certain requirements.

On February 14, 2022, the Company entered into a lease for 3,238 rentable square feet in Encinitas, California (“Encinitas Lease”). The term of the Encinitas Lease began on March 1, 2022, and expires on February 28, 2024.

On February 15, 2022, the Board agreed to pursue a sublease of the majority of space on one floor (approximately 50%) of the San Francisco Lease. The Company recorded $20.5 million in impairment charges on its ROU asset during the three months ended March 31, 2022. See Note 6. Impairment and Restructuring for further details.

As of March 31, 2022, maturities of operating lease liabilities were as follows (in thousands):

Period Ended March 31:
2022	$6,550
2023	13,995
2024	14,265
2025	14,681
2026	15,108
Thereafter	75,390
Total lease payments	139,989
Less: imputed interest	(42,144)
Total lease liabilities	$97,845
The weighted average remaining lease term of the Company's operating leases as of March 31, 2022, was 9.56 years. The weighted average discount rate of the Company's operating leases was 7.28% as of March 31, 2022.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Legal Proceedings
From time to time, the Company is involved in claims and legal proceedings or investigations that arise in the ordinary course of business. Such matters could have an adverse impact on the Company's reputation, business, and financial condition and divert the attention of its management from the operation of its business. These matters are subject to many uncertainties and outcomes that are not predictable.

On February 1, 2021, a putative class action lawsuit was filed in the United States District Court for the Northern District of California alleging that the Company and its former Chief Executive Officer, Kevin M. King, violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder (“Securities Class Action Lawsuit”). On August 2, 2021, the lead plaintiff filed an amended complaint, and filed a further amended complaint on September 24, 2021. The amended complaint names as defendants, in addition to the Company and Mr. King, the Company's former Chief Executive Officer, Michael J. Coyle, and current Chief Financial Officer, Douglas J. Devine. The purported class in the amended complaint includes all persons who purchased or acquired the Company's common stock between August 4, 2020 and July 13, 2021, and seeks unspecified damages purportedly sustained by the class. On October 27, 2021, the Company filed a motion to dismiss the amended complaint. The motion to dismiss was fully briefed and the Court held a hearing on the motion on February 4, 2022, after which the Court took the matter under submission. On March 31, 2022, the Court issued an order granting the Company’s motion to dismiss the Securities Class Action Lawsuit, without allowing plaintiff further leave to amend, and entered judgment in favor of the Company and the other defendants. Plaintiff has filed a notice to appeal and the Company believes the class action to be without merit and plans to vigorously defend itself.

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
Development Agreement
On September 3, 2019, the Company entered into a Development Collaboration Agreement (the “Development Agreement”) with Verily Life Sciences LLC (“Verily”). The Development Agreement, which is over a 24-month term, involves joint development and production of intellectual property between the Company and Verily. Each participant has primary responsibility for certain aspects of development and approval, with all processes to be performed at each respective party’s own cost. Costs incurred by the Company in connection with the Development Agreement will be expensed as research and development expense in accordance with ASC 730, Research and Development.

    The Company and Verily will develop certain next-generation atrial fibrillation (“AF”) screening, detection, or monitoring products pursuant to the Development Agreement, which products will involve combining Verily and the Company’s technology platforms and capabilities. Under the terms of the Development Agreement, the Company paid Verily an upfront fee of $5.0 million in 2019. In addition, the Company has agreed to make additional cash payments to Verily up to an aggregate of $12.75 million in milestone payments upon achievement of various development and regulatory milestones over the 24 months of the Development Agreement.

We have achieved milestones tied to payments totaling $11.0 million to date and we have agreed to make additional payments over the term of the Development Agreement up to an aggregate of $1.75 million, subject to the achievement of certain development and regulatory milestones including provisioning of the Zio Watch and completion of market evaluation scheduled to begin in the first half of 2023.

No payment-triggering milestones were achieved during the three months ended March 31, 2022.

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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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
8. Debt
Bank Debt
In October 2018, the Company entered into the Third Amended and Restated Loan and Security Agreement with SVB (“SVB Loan Agreement”). Under the SVB Loan Agreement, the Company had borrowed $35.0 million and had made repayments through March 2022, at which time the outstanding balance was $18.5 million.

On March 28, 2022, the Company entered into a Second Amendment (“2022 Amendment”) to its SVB Loan Agreement which provided for a term loan facility in the aggregate principal amount of up to $75.0 million (the “2022 Term Loans”), of which $35.0 million aggregate principal amount of 2022 Term Loans were borrowed at closing and a portion of the proceeds of which were used to pay in full the outstanding balance of $18.5 million under the SVB Loan Agreement. The remaining $40.0 million of 2022 Term Loans may be borrowed from time to time at the Company’s option, in increments of at least $10.0 million, through December 31, 2023. The Company shall pay interest only on the 2022 Term Loans until April 1, 2025, when it shall commence repaying the 2022 Term Loans in 24 equal consecutive monthly installments, with all obligations under the 2022 Term Loans maturing on March 1, 2027. Interest charged on the 2022 Term Loans shall accrue at a floating per annum rate equal to the greater of: (A) the Prime Rate plus 0.25%; and (B) 3.50%. The Company is also required to pay fees on any prepayment of the 2022 Term Loans, ranging from 3.0% to 1.0% depending on the date of prepayment, and a final payment equal to 5.0% of the principal amount of the 2022 Term Loans drawn. Once repaid or prepaid, the 2022 Term Loans may not be reborrowed.

The 2022 Amendment also amended the terms of the revolving credit line under the SVB Loan Agreement which provided for an aggregate principal amount of $25.0 million to: (i) extend the maturity date from August 1, 2023 to March 1, 2027, (ii) increase the letters of credit sublimit to $15.0 million and (iii) increase the cash management services sublimit to $15.0 million. Interest charged on the principal amount outstanding under the revolving credit line shall accrue at a floating per annum rate equal to the greater of (A) the Prime Rate plus 0.25% and (B) 3.50%. The Company is required to pay an annual fee equal to 0.15% of the revolving credit line. As of March 31, 2022, no loans were outstanding under the revolving credit line.

The 2022 Amendment also amended the SVB Loan Agreement to require the Company to comply, as of the last day of each fiscal quarter, with a quick ratio of at least 1.15 to 1.0 or minimum adjusted EBITDA of at least $15.0 million. The Company was in compliance with its loan covenants as of March 31, 2022.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Future minimum payments

Future minimum payments under the Amendment to the SVB Loan Agreement at March 31, 2022, are as follows (in thousands):

Year Ending December 31,
2022	$893
2023	1,331
2024	1,334
2025	14,289
2026	18,026
Thereafter	4,403
Total	40,276
Less: Amount representing interest	(5,276)
Less: Debt Issuance Costs	(83)
Total Carrying Value	$34,917

Reported as:
Short-term debt	$—
Long-term debt	34,917
Total	$34,917
9. Income Taxes
The Company recorded a tax provision related to its U.S. state taxes and the U.K. subsidiary during the three months ended March 31, 2022, and March 31, 2021. Due to the uncertainties surrounding the realization of the U.S. deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the U.S. net operating loss carryforwards and other deferred tax assets.
10. Stockholders’ Equity
Common stock
The Company’s amended and restated certificate of incorporation dated October 25, 2016, as amended, authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends were declared through March 31, 2022.
The Company had reserved shares of common stock for issuance as follows:

	March 31, 2022	December 31, 2021
Options issued and outstanding	480,764	504,106
Unvested restricted stock units	1,717,220	1,649,561
Shares available for grant under future stock plans	10,607,873	9,011,213
Shares available for future issuance	12,805,857	11,164,880

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

11. Equity Incentive Plans
Equity Incentive Plan Activity
A summary of share-based awards available for grant under the 2016 Equity Incentive Plan is as follows:

Awards Available for Grant
Balance at December 31, 2020	6,505,390
Additional awards authorized	1,450,967
Awards granted	(1,289,567)
Awards forfeited	356,999
Awards withheld for tax purposes	135,886
Balance at December 31, 2021	7,159,675
Additional awards authorized	1,474,686
Awards granted	(377,339)
Awards forfeited	56,908
Awards withheld for tax purposes	—
Balance at March 31, 2022	8,313,930
During the three months ended March 31, 2022, 129 restricted stock units (“RSUs”) were granted, 206,006 RSUs vested, and 55,860 RSUs were forfeited.
The following table summarizes stock option activity under the 2006 and 2016 Equity Incentive Plans:

		Options Outstanding
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2020	609,881	$40.18	6.24	$120,163
Options exercised	(90,939)	$31.15
Options forfeited	(14,836)	$68.81
Balance at December 31, 2021	504,106	$40.97	5.20	$38,675
Options exercised	(22,114)	$48.63
Options forfeited	(1,228)	$84.54
Balances at March 31, 2022	480,764	$40.51	4.02	$56,232
Options exercisable – March 31, 2022	475,910	$40.06	3.99	$55,876
Options vested and expected to vest – March 31, 2022	480,687	$40.50	4.02	$56,227
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock.
The Company did not grant any options during the three months ended March 31, 2022, and 2021.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

12. Stock-Based Compensation

Market-based RSU Valuation
The fair value of market based RSUs was estimated at the date of grant using the Monte-Carlo option pricing model with the assumptions below. Additional details on the Company's market based RSUs are included below.

Three Months Ended March 31,
2022
Expected term (in years)	2.88
Expected volatility	81.2%
Risk-free interest rate	1.72%
Dividend yield	—%

Stock-Based Compensation
The following table summarizes the total stock-based compensation expense included in the statements of operations and comprehensive loss for all periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$386	$423
Research and development	1,495	1,659
Selling, general and administrative	12,022	18,148
Total stock-based compensation expense	$13,903	$20,230
As of March 31, 2022, there was total unamortized compensation costs of $0.3 million, net of estimated forfeitures, related to unvested stock options which the Company expects to recognize over a period of approximately 0.6 years, $139.4 million, net of estimated forfeitures, related to unrecognized RSU expense, which the Company expects to recognize over a period of 2.6 years, and $1.5 million unrecognized ESPP expense, which the Company will recognize over 0.7 years.
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
Compensation cost in connection with the probable number of shares that will vest will be recognized ratably through March 31, 2023. During the three months ended March 31, 2022 and 2021, the Company recognized $0.1 million and $1.4 million of compensation cost, respectively, in connection with the February 2020 awards.

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
Compensation cost in connection with the probable number of shares that will vest will be recognized ratably through March 31, 2022. During the three months ended March 31, 2022 and 2021, the Company determined that it was probable that the January 2021 Awards would vest and recognized $2.2 million of compensation cost for each of the three months ended March 31, 2022, and 2021 in connection with the January 2021 awards.
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
Compensation cost in connection with the probable number of shares that will vest will be recognized ratably through March 31, 2024. During the three months ended March 31, 2022, the Company determined that it was probable that the February 2021 Awards would vest and recognized $0.9 million and $0.4 million of compensation cost for the three months ended March 31, 2022 and 2021, respectively, in connection with the February 2021 awards.
2022 Awards
In February 2022, the Company granted PRSU's (“2022 awards”) for fiscal year 2024's annual unit volume CAGR compared to fiscal year 2021's annual unit volume CAGR, measuring a minimum performance threshold of 13.0% to earn 50% of target, and a maximum threshold of 23.0% achieved to earn 200% of target. A total of 170,997 PRSU shares were granted with grant date fair value of $21.8 million. The 2022 awards also include a service-based component.
Compensation cost in connection with the probable number of shares that will vest will be recognized ratably through March 31, 2025. During the three months ended March 31, 2022, the Company determined that it was probable that the 2022 Awards would vest and recognized $0.7 million of compensation cost for the three months ended March 31, 2022, in connection with the 2022 awards.
The Company's Chief Executive Officer's 2022 awards included a multiplier based on total shareholder return (“TSR”). The number of RSUs that vest, determined in accordance with the performance metrics above, will be adjusted for certain levels of achievement of TSR by the Company, as compared to the TSR achieved by the companies comprising the Index.

Non-employee Stock-Based Compensation
On January 12, 2021, the Company's former Chief Executive Officer (“CEO”) resigned and entered into a Consulting Professional Services Agreement ("CPSA") with the Company. Pursuant to the original terms of the awards, the former CEO will continue to vest in outstanding awards as long as services are provided to the Company under the CPSA as a non-employee consultant or a member of the Company's Board of Directors. In accordance with ASC 718, the Company recognized expense related to all awards expected to vest over the duration of the CPSA in the three months ended March 31, 2021, as an equity-based severance cost as the consulting services are not substantive.

Total expense related to non-employee stock-based compensation recognized for the three months ended March 31, 2021 was $5.0 million.

In March 2022, the former CEO retired from the Board and as a non-employee consultant. Vesting for all outstanding awards was accelerated upon his retirement. The Company recognized expense of $0.9 million related to the retirement of the former CEO during the three months ended March 31, 2022.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

13. Net Loss Per Common Share
As the Company has net losses for the three months ended March 31, 2022, and 2021, all potential common shares were deemed to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(50,609)	$(27,779)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	29,596,325	29,164,430
Net loss per common share, basic and diluted	$(1.71)	$(0.95)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the three months ended March 31, 2022 and 2021, because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	480,764	553,064
PRSUs and RSUs unvested	1,717,220	1,212,423
Total	2,197,984	1,765,487

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
Overview
We are a digital healthcare company redefining the way cardiac arrhythmias are clinically diagnosed by combining our wearable biosensing technology with cloud-based data analytics and deep-learning capabilities. Our goal is to be the leading provider of ambulatory electrocardiogram (“ECG”) monitoring for patients at risk for arrhythmias. We have created a full portfolio of ambulatory cardiac monitoring services on a unique platform, called the Zio service, which combines an easy-to-wear and unobtrusive biosensor that can be worn for up to 14 consecutive days with powerful proprietary algorithms that distill data from millions of heartbeats into clinically actionable information. The Zio service consists of:
•wearable patch-based biosensors, Zio XT and Zio AT monitors, which continuously record and store ECG data from every patient's heartbeat for up to 14 consecutive days; Zio AT offers the option of timely, detection based transmission of data during the prescribed wear period;
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
We receive revenue for the Zio service primarily from third-party payors, which include commercial payors and government agencies, such as CMS, Veterans Administration, and the military. In addition, a small percentage of institutions, which are typically hospitals or private physician practices, purchase the Zio service from us directly. Our revenue in the third-party commercial payor category is primarily contracted, which means we have entered into pricing contracts with these payors. Third-party contracted payors accounted for approximately 56% and 63% of our revenue for the three months ended March 31, 2022 and 2021, respectively. Approximately 22% and 14% of our total revenue for the three months ended March 31, 2022 and 2021, respectively, is received from Centers for Medicare and Medicaid Services ("CMS"), which is under established reimbursement codes. Healthcare institutions, which are typically hospitals or private physician practices accounted for approximately 16% and 17% of our revenue for each of the three months ended March 31, 2022 and 2021, respectively. Non-contracted third party payors and self-pay accounted for 6% and 7% of our total revenue for the three months ended March 31, 2022 and March 31, 2021, respectively. We rely on a third-party billing partner, XIFIN, Inc., to submit patient claims and collect from commercial payors, certain government agencies, and patients.
Since our Zio service was cleared by the U.S. Food and Drug Administration (“FDA”), we have provided the Zio service to over four million patients and have collected over one billion hours of curated heartbeat data. We believe the Zio service is well-positioned to penetrate an already-established approximately $2.0 billion U.S. ambulatory cardiac monitoring market by offering a user-friendly device to patients, actionable information to physicians and value to payors.
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

As of March 31, 2022, we re-opened our offices for use and certain groups of employees have begun returning to work in our offices across the United States. Appropriate social distancing techniques and other measures at our facilities have been implemented for the employees who have returned to work.

While hospital systems and healthcare facilities shift their focus and resources to treating COVID-19 patients and combating the spread of the coronavirus, we have adapted our service to meet the immediate needs of physicians, customers, and patients and significantly increased the utilization of our home enrollment service which allows patients to receive and wear the single-use Zio device without going to a healthcare facility.

Our remote work arrangements resulting from the COVID-19 pandemic and subsequent decision to pursue a sublease for our San Francisco headquarters caused us to recognize an impairment on our right of use asset and related leasehold improvements and furniture and fixtures and we believe we may incur additional impairment charges related to our real property lease agreements.
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

Cost of Revenue and Gross Margin

Cost of revenue includes direct labor, material costs, equipment and infrastructure expenses, device scrap and loss, amortization of internal-use software, allocated overhead, and shipping and handling. Direct labor includes payroll and personnel-related costs including stock-based compensation involved in manufacturing, clinical data curation, and customer service. Material costs include both the disposable materials costs of the Zio monitors and amortization of the reusable printed circuit board assemblies (“PCBAs”). Each Zio XT monitor includes a PCBA, and each Zio AT monitor includes a PCBA and gateway board, the cost of which is amortized over the anticipated number of uses of the board. We expect the cost of revenue to increase in absolute dollars as our revenue increases due to increased direct labor, direct materials, and variable spending, partially offset by economies of scale in relation to fixed costs such as overhead, depreciation and amortization, and facilities costs.

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including increased contracting with third-party payors and institutional providers. We have in the past been able to increase our pricing as third-party payors become more familiar with the benefits of the Zio service and move to contracted pricing arrangements. We expect to continue to decrease the cost of revenue per device by obtaining volume purchase discounts for our material costs, implementing scan-time algorithm and process improvements, automating manufacturing assembly and packaging, and software-driven and other workflow enhancements to reduce labor costs. These decreases have been offset by increases to materials and electronics components pricing, labor rates, shipping rates, depreciation and amortization of investments, and increases in the general level of inflation.

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
Impairment and Restructuring Expenses
Our impairment and restructuring expenses consist of impairment charges on our San Francisco right-of-use asset and severance charges in connection with our 2022 restructuring plan.
Interest Expense
Interest expense is attributable to borrowings under our loan agreements. See Note 8. Debt, for further information on our loan agreements.
Other Income, Net
Other income, net consists primarily of interest income which consists of interest received on our cash equivalents and investments.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue	$92,378	$74,311	$18,067	24%
Cost of revenue	30,619	23,458	7,161	31%
Gross profit	61,759	50,853	10,906	21%
Gross margin	67%	68%
Operating expenses:
Research and development	10,542	8,510	2,032	24%
Selling, general and administrative	73,158	69,813	3,345	5%
Impairment and restructuring charges	26,608	—	26,608	—
Total operating expenses	110,308	78,323	31,985	41%
Loss from operations	(48,549)	(27,470)	(21,079)	77%
Interest expense	(2,029)	(335)	(1,694)	506%
Other income, net	16	124	(108)	(87)%
Loss before income taxes	(50,562)	(27,681)	(22,881)	83%
Income tax provision	47	98	(51)	(52)%
Net loss	$(50,609)	$(27,779)	$(22,830)	82%
Revenue
Revenue increased $18.1 million, or 24%, to $92.4 million during the three months ended March 31, 2022 from $74.3 million during the three months ended March 31, 2021. The increase in revenue was primarily attributable to the increase in volume of the Zio services as a result of increased demand from our customers and in improved CMS reimbursement rates. Revenue was also impacted by improvements in adjudication performance with contracted and non-contracted payors.
Cost of Revenue and Gross Margin
Cost of revenue increased $7.2 million, or 31%, to $30.6 million during the three months ended March 31, 2022 from $23.5 million during the three months ended March 31, 2021. The increase in cost of revenue was primarily due to increased Zio service volume, and an increase in costs resulting from capacity limitations associated with clinical operations.

Gross margin for the three months ended March 31, 2022 was 67%, compared to 68% for the three months ended March 31, 2021. The decrease in gross margin is primarily due to increased costs associated with capacity constraints, with limited impact of higher Zio AT volumes and COVID-related labor costs, offset by volume benefit and increase in average selling price.

Research and Development Expenses
Research and development expenses increased $2.0 million, or 24%, to $10.5 million during the three months ended March 31, 2022 from $8.5 million during the three months ended March 31, 2021. The increase was primarily attributable to a $3.4 million increase in compensation expense, partially offset by a $1.4 million reduction of expense due to an increase in costs capitalized to internal use software.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $3.3 million, or 5%, to $73.2 million during the three months ended March 31, 2022 from $69.8 million during the three months ended March 31, 2021. The increase was due to a $8.0 million increase in compensation costs as a result of increased headcount and corporate bonus, an increase in bad debt expense of $1.3 million, partially offset by a $6.0 million decrease in stock based compensation expense.

Impairment and Restructuring Charges

In February 2022, our board of directors (the “Board”) approved reducing our leased space for our headquarters in San Francisco, California. As a result, we recognized impairment of our right of use asset and related leasehold improvements and furniture and fixtures in the amount of $23.2 million.

In February 2022, the board approved a restructuring plan to allow the Company to effectively and efficiently scale its business. The 2022 Restructuring Plan resulted in severance and other employment related costs. We recorded $3.4 million in charges under the 2022 Restructuring plan during the three months ended March 31, 2022.
Interest Expense
Interest expense was $2.0 million for the three months ended March 31, 2022, compared to $0.3 million for the three months ended March 31, 2021. The increase was due to additional financing fees of $1.75 million related to our term loan paid in the three months ended March 31, 2022, compared with the three months ended March 31, 2021.
Other Income, Net
Other income, net was immaterial for the three months ended March 31, 2022 and 2021. There were no significant changes in other income, net during the three months ended March 31, 2022, compared with the three months ended March 31, 2021.
Liquidity and Capital Expenditures
Overview
We are continuously reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 global pandemic. We believe we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements.
As of March 31, 2022, we had cash and cash equivalents of $94.8 million, short-term investments of $114.0 million, and an accumulated deficit of $456.7 million. In addition, we have term loan facilities of $40.0 million and a revolving credit line of $25.0 million available.
Our expected future capital requirements may depend on many factors including expanding our customer base, the expansion of our salesforce, and the timing and extent of spending on the development of our technology to increase our product offerings. We expect the next Verily milestone to be met in 2023. Additionally, we will complete the build out of our new manufacturing facility and our new Deerfield Illinois facility in the first half of 2022.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three months ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(38,885)	$(41,842)
Investing activities	(8,527)	117,035
Financing activities	14,636	(26,446)
Net increase in cash and cash equivalents	$(32,776)	$48,747
Cash Used in Operating Activities
During the three months ended March 31, 2022, cash used in operating activities was $38.9 million, which consisted of a net loss of $50.6 million, adjusted by non-cash charges of $61.2 million and a net change of $49.5 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of impairment charges of $23.2 million, stock-based compensation expense of $13.9 million, allowance for doubtful accounts and contractual allowances of $14.0 million, depreciation and amortization of $3.1 million and amortization of right of use assets of $6.5 million. The change in our net operating assets and liabilities was primarily due to an increase of $22.9 million in accounts receivable, an increase of $2.4 million in inventory, a decrease of $9.4 million in accrued liabilities, an increase of $5.3 million in accounts payable and a decrease of $6.2 million in operating lease liability.
The number of claims from the first half of 2021 which contained differences between the submitted price and reimbursement and overall denials increased significantly compared to our historical experience as a result of CPT code transition issues with the payors. We continue to work with the payors to collect on these claims and the collection cycle for these claims is significantly longer than usual. While we believe we have properly estimated the impact to our contractual allowances and allowance for doubtful accounts, the inherent uncertainty caused by longer collection cycle and claims adjudication process could result in additional provisions for contractual allowances and doubtful accounts which would negatively impact our results of operations in future periods. As of March 31, 2022, uncollected claims as a result of the CPT code transition were $12.9 million. We believe we have adequate balance sheet liquidity to manage through these delays
During the three months ended March 31, 2021, cash used in operating activities was $41.8 million, which consisted of a net loss of $27.8 million, adjusted by non-cash charges of $34.1 million and a net change of $48.2 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of a change in stock-based compensation of $20.2 million, allowance for doubtful accounts and contractual allowances of $9.8 million, depreciation and amortization of $2.0 million and amortization of right of use assets of $1.6 million. The change in our net operating assets and liabilities was primarily due to an increase of $39.8 million in accounts receivable, a decrease of $6.1 million in accrued liabilities, a decrease of $0.7 million in accounts payable and a decrease of $1.4 million in operating lease liability.
Cash Provided by Investing Activities
Cash used in investing activities during the three months ended March 31, 2022 was $8.5 million, which primarily consisted of $46.0 million in purchases of available for sale investments and $5.6 million of capital expenditures, partially offset by cash received from the maturities of available for sale investments of $28.0 million, and sales of available for sale investments of $15.0 million.
Cash provided by investing activities during the three months ended March 31, 2021 was $117.0 million, which consisted of cash received from the maturities of available for sale investments of $151.3 million, partially offset by $30.1 million in purchases of available for sale investments and $4.2 million of capital expenditures.

Cash Used in Financing Activities
During the three months ended March 31, 2022, cash provided by financing activities was $14.6 million, primarily due $35.0 million in proceeds received from the closing of our Second Amendment to our SVB Loan Agreement, partially offset by $21.4 million of repayment of the outstanding balance under the existing SVB term loan.
During the three months ended March 31, 2021, cash used in financing activities was $26.4 million, primarily due to $25.1 million in tax withholding upon the vesting of RSUs. This practice has been updated to require employees to sell shares to cover tax liabilities. In addition, cash used in financing activities was due to repayment of debt of $2.9 million, partially offset by $1.6 million in proceeds from the issuance of common stock in connection with employee options exercises and our Employee Stock Purchase Plan.
Bank Debt
In October 2018, we entered into a Third Amended and Restated Loan and Security Agreement with SVB (“SVB Loan Agreement”). Under the SVB Loan Agreement, we had borrowed $35.0 million and had made repayments through March 2022 at which time the outstanding balance was $18.5 million.

On March 28, 2022, we entered into a Second Amendment (“2022 Amendment”) to the SVB Loan Agreement which provided for a term loan facility in the aggregate principal amount of up to $75.0 million (the “2022 Term Loans”), of which $35.0 million aggregate principal amount was borrowed at closing and a portion of the proceeds of which were used to pay in full the outstanding balance of $18.5 million of the SVB Loan Agreement. The remaining $40.0 million of 2022 Term Loans may be borrowed from time to time at our option, in increments of at least $10.0 million, through December 31, 2023. We will pay interest only on the 2022 Term Loans until April 1, 2025, when we shall commence repaying the 2022 Term Loans in 24 equal consecutive monthly installments, with all obligations under the 2022 Term Loans maturing on March 1, 2027. Interest charged on the 2022 Term Loans accrues at a floating per annum rate equal to the greater of (A) the Prime Rate plus 0.25% and (B) 3.50%. We are also required to pay fees on any prepayment of the 2022 Term Loans, ranging from 3.0% to 1.0% depending on the date of prepayment, and a final payment equal to 5.0% of the principal amount of the 2022 Term Loans made. Once repaid or prepaid, the 2022 Term Loans may not be reborrowed.

The 2022 Amendment also amended the terms of the revolving credit line under the SVB Loan Agreement, which provided for an aggregate principal amount of $25.0 million, to (i) extend the maturity date from August 1, 2023 to March 1, 2027, (ii) increase the letters of credit sublimit to $15.0 million and (iii) increase the cash management services sublimit to $15.0 million. Interest charged on the principal amount outstanding under the revolving credit line shall accrue at a floating per annum rate equal to the greater of (A) the Prime Rate plus 0.25% and (B) 3.50%. We are required to pay an annual fee equal to 0.15% of the revolving credit line. As of March 31, 2022, no loans were outstanding under the revolving credit line.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
Contractual Obligations
Our contractual obligations as of December 31, 2021 are presented in our Form 10-K filed with the SEC on February 28, 2022. There have been no material changes.
Critical Accounting Policies and Estimates
For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”). Refer to Note 2. Summary of Significant Accounting Policies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for all significant accounting policies. There have been no significant changes to our critical accounting policies as described in our Annual Report.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.

Interest Rate Sensitivity
We had cash, cash equivalents and investments of $208.8 million as of March 31, 2022, which consisted of bank deposits, money market funds, U.S. government securities, corporate notes, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
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
We had total outstanding debt of $34.9 million, which is net of debt discount and debt issuance costs, as of March 31, 2022. The Third Amended and Restated SVB Loan Agreement Note carries a variable interest rate based on the “Prime Rate” published by The Wall Street Journal. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Foreign Currency Exchange Rate Sensitivity
We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in British Pound Sterling. As of March 31, 2022 we do not consider this risk to be material. We do not utilize any forward foreign exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and our CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were not effective as of March 31, 2022, at the reasonable assurance level because of the material weakness in internal controls which was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and continues to exist as of March 31, 2022. Notwithstanding the material weakness, our management, including our CEO and CFO, has concluded that our consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2021, and in the Form 10-Q for the three months ending March 31, 2022, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Material Weakness Related to the Control Environment

We did not design or maintain an effective control environment commensurate with our financial reporting requirements. Given the rapid growth in the size and complexity of the business, we failed to maintain a sufficient number of professionals with an appropriate level of accounting and internal control knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. This material weakness contributed to the misstatement of our revenues, revenue reserves, bad debt expense, property and equipment, research and development expense and related financial disclosures, and in the revision of the Company’s consolidated financial statements for the years ended December 31, 2017, December 31, 2018, and each interim period therein as well as the quarters ended March 31, 2019, June 30, 2019, and September 30, 2019. Additionally, this material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Based on this assessment and because of this material weakness, we concluded that the Company's internal control over financial reporting was not effective as of March 31, 2022.

Remediation Plan Activities

As previously disclosed in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the years ended December 31, 2018, December 31, 2019, December 31, 2020, and December 31, 2021 we commenced a remediation plan with the goal of remediating the material weakness as of December 31, 2022. In executing our remediation plan, management performed the following actions related to the material weakness noted above:

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
•Hired a Chief Risk Officer to lead our ongoing healthcare compliance, internal audit and enterprise risk management efforts.

We remain committed to the continued hiring and on-boarding of additional members of the organization supporting the internal control over financial reporting. As of March 31, 2022, we have filled key positions within the Finance organization and will continue to add skilled talent as complexities grow and needs arise.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On February 1, 2021, a putative class action lawsuit was filed in the United States District Court for the Northern District of California alleging that we and our former Chief Executive Officer, Kevin M. King, violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder (“Securities Class Action Lawsuit”). On August 2, 2021, the lead plaintiff filed an amended complaint, and filed a further amended complaint on September 24, 2021. The amended complaint names as defendants, in addition to us and Mr. King, our former Chief Executive Officer, Michael J. Coyle, and current Chief Financial Officer, Douglas J. Devine. The purported class in the amended complaint includes all persons who purchased or acquired our common stock between August 4, 2020 and July 13, 2021, and seeks unspecified damages purportedly sustained by the class. On October 27, 2021, we filed a motion to dismiss the amended complaint. The motion to dismiss was fully briefed and the Court held a hearing on the motion on February 4, 2022, after which the Court took the matter under submission. On March 31, 2022, the Court issued an order granting the Company’s motion to dismiss the Securities Class Action Lawsuit, without allowing plaintiff further leave to amend, and entered judgment in favor of the Company and the other defendants. Plaintiff has filed a notice of appeal and we believe the class action to be without merit and plan to vigorously defend ourselves.

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

•if third-party commercial payors do not provide any or adequate reimbursement, rescind or modify their reimbursement policies or delay payments for our products, including as a result of the CMS and Medicare Administrative Contractor (“MAC”) reimbursement rates, including Novitas Solutions reimbursement rates for our Zio XT service, or if we are unable to successfully negotiate reimbursement contracts, our commercial success could be compromised;

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

The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking. The spread of COVID-19 in the United States has resulted in travel restrictions impacting all areas of our business, most notably our sales representatives. Many hospitals also have limited access for non-patients, including our sales professionals, which has negatively impacted our access to physicians and their patients. New hospital sanitization and social distancing protocols, as well as increased competition for resources within hospitals that have dedicated certain resources to COVID patients, have impacted and may continue to impact our business and operations. We have also noted staffing shortage at providers in certain regions in the United States and we believe that the status of provider capacity and resource prioritization, vaccination levels and other pandemic-related effects could materially impact our revenue in future periods.
Additionally, an increase in the unemployment rate due to the impact of COVID-19 would decrease the number of potential patients with access to health insurance, which may result in fewer diagnostic procedures. As hospitals cancel and defer diagnostic and elective procedures, it reduces their revenue and impacts their financial results, which could result in pricing pressure on our services as they seek cost savings. Prolonged restrictions relating to COVID-19 could adversely affect our revenue, results of operations, cash flows, and financial position.

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

Government mandates related to the COVID-19 pandemic have impacted, and are expected to continue to impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which could disrupt our supply chain and reduce margins. For instance, on or about March 16, 2020, the Health Officers for the counties of San Francisco (where the Company's headquarters is located), Santa Clara, San Mateo, Marin, Contra Costa and Alameda, where many employees are located, issued mandatory shelter-in-place orders and all employees transitioned to a remote work environment. We are also subject to orders in Southern California that temporarily shut down our manufacturing and distribution facilities in Cypress, California. While we have continued to deliver the Zio service by operating with remote employees and essential employees on site, an extended implementation of these government mandates could further impact our ability to effectively provide the Zio service, and could impede progress of all ongoing initiatives. Appropriate social distancing techniques and other measures at our facilities have been implemented for employees who are required by job scope or who have chosen to return to our facilities.

Our ongoing operations may be impacted as a result of employees assuming additional roles and responsibilities within our organization and we would have fewer resources available to run our operations, which could negatively impact our business operations and revenue as a result. We may also encounter voluntary departures of key employees due to any of the foregoing actions that we undertake. If key personnel or large groups of our employees contract the virus, that may also impact our business and operations. For example, an outbreak in our manufacturing facility could cause us to have to shut down our manufacturing operations, which would in turn present risk to the ongoing supply of devices required to continue our business operations. In the meantime, we have taken steps to support our employees, including providing the ability for the majority of employees to work remotely and implementing policies to enhance employee safety, including appropriate social distancing techniques, for those employees required or choosing to work in our facilities. We are also assessing our business continuity plans in the context of this pandemic.

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
We have incurred net losses since our inception in September 2006. The losses and accumulated deficit were primarily due to the substantial investments we made to develop and improve our technology and products and improve our business and the Zio service through research and development efforts and infrastructure improvements. Over the next several years, we expect to continue to devote substantially all of our resources to increase the adoption of and reimbursement for our Zio service, which includes Zio XT and Zio AT, and to develop additional arrhythmia detection and management products and services. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses or at all. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.
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

Our manufacturing facilities and processes and those of our third-party suppliers are subject to unannounced FDA, state and Notified Body regulatory inspections for compliance with the QSR, MDD, MDR, UK MDR requirements. Developing and maintaining a compliant quality system is time consuming and investment intensive. Failure to maintain compliance with, or not fully complying with the requirements of the FDA and state regulators could result in enforcement actions against us or our third-party suppliers, which could include the issuance of warning letters, adverse publicity, seizures, prohibitions on product sales, recalls and civil and criminal penalties, any one of which could significantly impact our manufacturing supply and provision of services and impair our financial results. Failure to maintain compliance with, or not fully complying with the requirements of MDD, MDR, and UK MDR could result in similar disruptions in these markets.
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
•inability of the manufacturer or supplier to comply with the QSR, state regulatory authorities, and, in some cases, the Notified Body audits;
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
Our current revenue is dependent on prescriptions of the Zio service, and we expect that sales of the Zio service will account for substantially all of our revenue for the foreseeable future. We are in various stages of research and development for other diagnostic screening solutions and new indications for our technology and the Zio service; however, there can be no assurance that we will be able to successfully develop and commercialize any new products or services. Any new products may not be accepted by physicians or may merely replace revenue generated by our Zio service and not generate additional revenue. If we have difficulty launching new products, our reputation may be harmed and our financial results adversely affected. In order to substantially increase our revenue, we will need to target physicians other than cardiologists, such as emergency room doctors, primary care physicians and other physicians with whom we have had little contact and may require a different type of selling effort. If we are unable to increase prescriptions of the Zio service, expand reimbursement for the Zio service, or successfully develop and commercialize new products and services, our revenue and our ability to achieve and sustain profitability would be impaired.
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
For the three months ended March 31, 2022, we received approximately 22% of our revenue from reimbursement for our Zio service by CMS. Under CMS guidelines for participation in the Medicare program CMS designates us as an independent diagnostic treatment facility (“IDTF”). CMS imposes extensive and detailed requirements on IDTFs, including but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities and how and where we provide our monitoring solutions. Our failure to comply with applicable CMS rules could result in a discontinuation of our reimbursement under the CMS payment programs, our being required to return funds already paid to us, civil monetary penalties, criminal penalties and/or exclusion from the CMS programs.
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

In January 2022, Novitas Solutions, the MAC which covers the region where our Independent Diagnostic Testing Facility (“IDTF”) in Houston, Texas is located and where almost all of our Medicare services for Zio XT are processed, updated reimbursement rates for CPT codes 93243 and 93247 for the Houston jurisdiction to $223 and $233, respectively. These updated rates are retroactive to January 1, 2022. These rates were higher than the rates posted by Novitas in 2021, but continue to be significantly below our historical Medicare rates for our Zio XT service. In April 2022, National Government Services or NGS, the MAC which covers the region where our IDTF in Lincolnshire, Illinois is located, updated reimbursement rates for

CPT codes 93243 and 93247 for the Suburban Chicago jurisdiction to $334 and $347, respectively. These updated rates are retroactive to April 1, 2022. These rates are higher than our historical Medicare rates for out Zio XT service.

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

Given the evolving nature of the healthcare industry and ongoing healthcare cost reforms, we are and will continue to be subject to changes in the level of Medicare coverage for our products, and unfavorable coverage determinations at the national or local level could adversely affect our business and results of operations.

Further, a reduction in coverage by Medicare could cause some commercial third-party payors to implement similar reductions in their coverage or level of reimbursement of the Zio service. Given the evolving nature of the healthcare industry and ongoing healthcare cost reforms, we will continue to be subject to changes in the level of Medicare coverage for its products, and unfavorable coverage determinations at the national or local level could adversely affect its results of operations. Although a large majority of commercial customers have re-contracted the Zio XT service at pre-existing rates since the establishment of the Category I codes on January 1, 2021, if we are unsuccessful in improving the Medicare rates, we believe that commercial rates may begin to be more negatively impacted.

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

If we are unable to achieve a level of revenues adequate to support our cost structure, or is unable to reduce our overall cost structure, this would raise substantial doubts about our ability to continue as a going concern.

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
We receive a substantial portion of our revenue from third-party private commercial payors, such as medical insurance companies. These commercial payors may reimburse our products, including the Zio service, at inadequate rates, suspend or discontinue reimbursement at any time, impose requirements that may result in a greater number of denied claims, or require or increase co-payments from patients. The recent actions taken by CMS and MACs to reduce the reimbursement rates for use of the Zio XT service by Medicare patients could influence the price that commercial payors are willing to pay for our Zio service. Contracts with commercial payors, which set forth the Zio XT service reimbursement rates for us and prescribing physicians could be terminated or payors could seek to renegotiate them at any time to try to obtain pricing at reduced amounts at or near the Novitas Solutions reimbursement rates. Some payors do not have contracts with us and others that are already in the process of negotiating contracts may look to negotiate lower reimbursement rates for the Zio XT service in response to actions taken by Novitas Solutions. Any such actions could have a significant and adverse effect on our revenue and the revenue of physicians who prescribe our Zio service. Physicians may not prescribe our Zio service unless payors reimburse a substantial portion of the submitted costs, including the physician’s, hospital’s or clinic’s charges related to the application of certain products, including the Zio monitor and the interpretation of results which may inform a diagnosis. Additionally, certain payors may require that physicians prescribe another arrhythmia diagnostic monitoring option prior to prescribing the Zio service. There is significant uncertainty concerning third-party reimbursement of any new product or service until a contracted rate is established. Reimbursement by a commercial payor may depend on a number of factors, including, but not limited to, a payor’s determination that the prescribed service is:
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

We have experienced rapid growth in our headcount and in our operations. Any growth that we experience in the future will provide challenges to our organization, requiring us to expand our sales personnel, manufacturing, clinical, customer care and billing operations and general and administrative infrastructure. In addition to the need to scale our operational and service capacity, future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. Rapid expansion in personnel could mean that less experienced people manufacture our Zio monitors, market, sell and support our Zio service, and analyze the data to produce Zio reports, which could result in inefficiencies and unanticipated costs, reduced quality in either our Zio reports or manufactured devices, and disruptions to our service operations. Additionally, rapid expansion could require us to rely on overtime to increase capacity that could, in turn, result in greater employee attrition and/or a loss in productivity during the process of recruiting and training additional resources and add to our operating expenses.

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
During the first quarter of 2022, we recognized approximately six percent of our revenue from non-contracted third-party payors, and as a result, our quarterly operating results are difficult to predict.
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

Our industry is subject to rapid change and significantly affected by new product introductions, results of clinical research, corporate combinations and other factors. Large competitors in the ambulatory cardiac market include companies that sell standard Holter monitors including GE Healthcare, Philips Healthcare, Mortara Instrument, Inc., Spacelabs Healthcare Inc. and Welch Allyn Holdings, Inc., (acquired by Hill-Rom Holdings, Inc.). Additional competitors, such as BioTelemetry, Inc. (acquired by Royal Philips), Preventice Solutions, Inc., (acquired by Boston Scientific, Inc.) and Bardy Diagnostics, Inc., (acquired by Hill-Rom Holdings, Inc. which was recently acquired by Baxter International, Inc.) offer ambulatory cardiac monitoring services and also function as service providers. These companies have also developed other patch-based cardiac monitors that have received FDA and foreign regulatory clearances. There are also several small start-up companies trying to compete in the patch-based cardiac monitoring space, as well as several entering the patch-based cardiac monitoring market. Large medical device companies may continue to acquire or form alliances with these smaller companies in order to diversify their product offering and participate in the digital health space.
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

We have entered into a development agreement with Verily Life Sciences LLC (an Alphabet Company, referred to as “Verily”) to develop certain next-generation AF screening, detection, or monitoring products, which involve combining Verily and our technology platforms and capabilities (the “Development Agreement”). As part of the Development Agreement, we paid Verily an up-front fee of $5.0 million in cash, and $4.0 million in milestone payments during the year ended December 31, 2020 with an additional $4.0 million in milestone payments made in January of 2021. Through March 31, 2022, we have achieved milestones and related payment obligations totaling $11.0 million. We have agreed to make additional payments over the term of the Development Agreement up to an aggregate of $1.75 million, subject to the achievement of certain development and regulatory milestones. The success of our collaboration with Verily is highly dependent on the efforts provided to the collaboration by Verily and us and the skill sets of our respective employees. Support of these development efforts requires significant resources, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts succeed, the FDA may not clear the developed products or may require additional product testing and clinical trials before clearing the developed products, which would result in product launch delays and additional expense. If cleared by the FDA, the developed products may not be accepted in the marketplace, and there is no assurance that adequate reimbursement will be available, or that an alternative payment model can be developed.

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
As of March 31, 2022, we had $34.9 million outstanding under our term loan provided by of our loan agreement with Silicon Valley Bank (“SVB”). We must make significant annual debt payments under the loan agreement which will divert resources from other activities. Our debt with SVB is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The covenants in the loan agreement, as well as in any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control and future breaches of any of these covenants could result in a default under the loan agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the loan agreement to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

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

We continuously monitor the effects of inflationary factors, such as increases in our cost of goods sold and selling and operating expenses, which may adversely affect our results of operations. Specifically, we may experience inflationary pressure affecting the cost of the components for our Zio service and in the wages that we pay our employees due to challenging labor market conditions. Competitive and regulatory conditions may restrict our ability to fully recover these costs through price increases. As a result, it may be difficult to fully offset the impact of persistent inflation. Our inability or failure to do so could have a material adverse effect on our business, financial condition and results of operations or cause us to need to obtain additional capital in future earlier than anticipated.
We have recently experienced management turnover, which creates uncertainties and could harm our business.

We have recently experienced significant changes in our executive leadership. In September 2021, we announced the appointment of Quentin S. Blackford, as our President and Chief Executive Officer, effective October 4, 2021. In June 2021, our former Chief Executive Officer, Michael J. Coyle, announced he was resigning and our Chief Financial Officer, Douglas J. Devine, assumed the position of Interim Chief Executive Officer. In December 2020, our prior Chief Executive Officer, Kevin M. King, announced his retirement as our Chief Executive Officer. In June 2020, our Chief Financial Officer, Matthew C. Garrett, announced that he was resigning for personal reasons and in March 2020, our Chief Operating Officer, Karim Karti, resigned.

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

Our success depends largely on the continued services of key members of our executive management team and others in key management positions. For example, the services of Quentin S. Blackford, our President and Chief Executive Officer, and Douglas J. Devine, our Chief Financial Officer and Chief Operating Officer, are essential to formulating and executing on corporate strategy and to ensuring the continued operations and integrity of financial reporting within our company. In addition, the services provided by David A. Vort, our Chief Commercial Officer, are critical to the growth that we have experienced in the sales of our Zio service. The services of Patrick Murphy, our Chief Legal Counsel, are critical for managing our legal and compliance functions. The services of Mark Day, our Chief Technology Officer are critical for managing our research and development programs. Our employees may terminate their employment with us at any time. If we lose one or more key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy. We do not currently maintain key person life insurance policies on these or any of our employees.
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
•regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the United States Foreign Corrupt Practices Act of 1977 (“FCPA”), U.K. Bribery Act of 2010 and comparable laws and regulations in other countries; and
•compliance risks associated with the General Data Protection Regulation (“GDPR”) (including as it applies in the United Kingdom by virtue of the Data Protection Act 2018), enacted to protect the privacy of all individuals in the European Union and the United Kingdom, and places certain restrictions on the export of personally identifiable data outside of the European Union or the United Kingdom, as applicable.
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
In the ordinary course of our business, we and our third-party billing and collections provider, XIFIN, collect, process, and store sensitive data, including legally-protected personally identifiable health information about patients in the United States and in the United Kingdom. This personally identifiable information may include, among other information, names, addresses, phone numbers, email addresses, insurance account information, age, gender, and heart rhythm data. We also process and store, and use additional third parties to process and store, sensitive intellectual property and other proprietary business information, including that of our customers, payors and collaborative partners. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based computing center systems. These applications and data encompass a wide variety of business critical information, including research and development information, commercial information and business and financial information.

We are highly dependent on information technology networks and systems, including the internet and services hosted by Amazon Web Services and other third party service providers, to securely process, transmit and store this critical information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns, or unauthorized disclosure or modifications of confidential information involving patient health information to become publicly available. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information, including executing Business Associates Agreements (HIPAA) and Data Processing Agreements (UK GDPR) with applicable vendors. Although we take measures to protect sensitive information from unauthorized access or disclosure, cyber-attacks are becoming more sophisticated and frequent, and our information technology and infrastructure, and that of XIFIN and other third parties we utilize to process or store data, may be vulnerable to viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, attacks by hackers, breaches due to employee error, malfeasance, or misuse, or similar disruptions from unauthorized tampering. We have in the past been subject to cyber-attacks and data breaches and expect that we will be subject to additional cyber-attacks in the future and may experience future data breaches. While we have implemented data privacy and security measures that we believe are compliant with applicable privacy laws and regulations, some confidential and protected health information, is transmitted to us by third parties, who may not implement adequate security and privacy measures. Further, if third party service providers that process or store data on our behalf experience security breaches or violate applicable laws, agreements, or our policies, such events may also put our information at risk and could in turn have an adverse effect on our business.
A security breach or privacy violation that leads to disclosure or modification of, or prevents access to, patient information, including protected health information, could harm our reputation, compel us to comply with disparate state breach notification laws, require us to verify the correctness of database contents and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures in a timely manner, the market perception of the effectiveness of our security measures could be harmed, our operations could be disrupted, our brand could be adversely affected, demand for our products and services may decrease, we may be unable to provide the Zio service, we may lose sales and customers, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. We may be required to expend significant capital and financial resources to invest in security measures, protect against such threats or to alleviate problems caused by breaches in security. In addition, these breaches and other inappropriate or unauthorized access can be difficult to detect, and any delay in identifying them may lead to increased harm to individuals. Although we have invested in our systems and the protection of our data to reduce the risk of an intrusion or interruption, and we monitor our systems on an ongoing basis for any current or potential threats, we can give no assurances that these measures and efforts will prevent all intrusions, interruptions, or breakdowns.
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

Any such breach or interruption of our systems, or those of XIFIN or any of our third party information technology partners, could compromise our networks or data security processes and sensitive information could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of patient information, such as the federal Health Insurance Portability and Accountability Act of 1996, or ("HIPAA"), the General Data Protection Regulation, and the UK Data Protection Act 2018. Regardless of the merits of any such claim or proceeding, defending it could be costly and divert management’s attention from leading our business. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform our services, bill payors or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our current and future solutions and engage in other patient and clinician education and outreach efforts. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position.

Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to or acquisition of our customer, employee and patient data, we may also have obligations to notify users about the incident and we may need to provide some form of remedy for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises personal data within our control (such as that of customers, patients and employees). In addition, the interpretation and application of consumer, health-related and data protection laws, rules and regulations in the United States, the UK, European Union and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws, rules and regulations may be interpreted and applied in a manner that is inconsistent with our practices or those of our distributors and partners. If we or these third parties are found to have violated such laws, rules or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business. In addition, California has enacted the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, and requires, among other things, disclosures to California consumers and afford such consumers abilities to opt out of certain sales of their personal information by us. It remains unclear how various provisions of the CCPA will be interpreted and enforced. The effects of the CCPA are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply with this legislation.
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

We are responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022, we identified a material weakness in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, we concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework (2013).

To implement remedial measures as disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022, we committed additional resources, hired additional staff, and provided additional management oversight. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate the material weakness that continues to exist and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected.
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
Government payors, such as CMS, as well as insurers, have increased their efforts to control the cost, utilization and delivery of healthcare services. From time to time, the U.S. Congress has considered and implemented changes in the CMS fee schedules in conjunction with budgetary legislation. Further reductions of reimbursement by CMS for services or changes in policy regarding coverage of tests or other requirements for payment, such as prior authorization or a physician or qualified practitioner’s signature on test requisitions, may be implemented from time to time. Reductions in the reimbursement rates and changes in payment policies of other third-party payors may occur as well. Similar changes in the past have resulted in reduced payments as well as added costs and have added more complex regulatory and administrative requirements. For example, on January 29, 2021, Novitas Solutions, a MAC that we, physicians and hospitals rely on to process Medicare reimbursement claims related to our Zio service recently published reimbursement rates that were considerably lower than those than expected. On January 10, 2022, Novitas Solutions published rates for 2022 that were retroactive to January 1, 2022 and replaced the rates that it had published in 2021. These revised rates were higher than the rates posted in 2021, but continue to be significantly below the historical Medicare rates for our Zio XT service. Further changes in federal, state, local and third-party payor regulations or policies may have a material adverse impact on our business. Actions by agencies regulating insurance or changes in other laws, regulations, or policies may also have a material adverse effect on our business.
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
•The E.U. General Data Protection Regulation and the U.K. Data Protection Act 2018, which each provide legal requirements for the handling and disclosure (including across borders) of personal data collected in the European Union and the United Kingdom, respectively;
•the federal physician self-referral prohibition, commonly known as the Stark Law;
•the FDA’s Code of Federal Regulations, including but not limited to, 21 CFR Parts 820, 803, 806, and 801 that outlines requirements for medical device design, manufacturing, labeling, distribution, and post-market surveillance requirements;
•the European Union’s Medical Device Directives and Medical Device Regulations (“EU MDR”) that outline requirements for medical device CE marking;
•the United Kingdom’s Medical Device Regulations which, post the United Kingdom’s withdrawal from the European Union, replaces the CE marking requirement for medical devices sold in the United Kingdom with a UK Conformity Assessment (UKCA) mark; and
•state law equivalents of each of the above U.S. federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
The Zio monitors, including the associated software and algorithm, and the Zio service are subject to extensive regulation by the FDA in the United States, and by the Competent Authorities in the European Union and the United Kingdom. Such regulations are wide ranging and govern, among other things:
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
In addition, we are required to file various reports with the FDA, and E.U. or U.K. regulators, including reports required by the Medical Device Reporting Regulations (“MDRs”) that require that we report to the regulatory authorities if our Zio service may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business.
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
The FDA and the Federal Trade Commission (“FTC”) also regulate the advertising and promotion of our products and services to ensure that the claims we make are consistent with our regulatory clearances, that there is adequate and reasonable data to substantiate the claims and that our promotional labeling and advertising is neither false nor misleading. If the FDA or FTC determines that any of our advertising or promotional claims are misleading, not substantiated or not permissible, we may be subject to enforcement actions, including warning letters, and we may be required to revise our promotional claims and make other corrections or restitutions. Similar to the FDA and FTC, the European Union under the EU Medical Device Regulations and the United Kingdom under the UK Medical Device Regulations have similar requirements and enforcement action regarding promotional material.
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
Material modifications to the Zio monitors, labeling of the Zio monitors, or Zio service may require new 510(k) clearances, CE Mark, UKCA Mark or other premarket approvals or may require us to recall or cease marketing our products and services until clearances are obtained.
Material modifications to the intended use or technological characteristics of the Zio monitors or Zio service will require new 510(k) clearances, premarket approvals or CE Mark certification (E.U.) or UKCA Mark certification (U.K.), or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. Based on FDA published guidelines, the FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new clearance or approval; however, the FDA can review a manufacturer’s decision. Any modification to an FDA cleared device or service that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a premarket approval. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, the Zio monitors or Zio service in a timely fashion, or at all. Delays in obtaining required future clearances would harm our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. We have made modifications to the Zio monitors and Zio service in the past that we believe do not require additional clearances or approvals, and we may make additional modifications in the future. If the FDA or a Notified Body disagrees and requires new clearances or approvals for any of these modifications, we may be required to recall and to stop selling or marketing the Zio monitors and Zio service as modified, which could harm our operating results and require us to redesign our products or services. In these circumstances, we may be subject to significant enforcement actions.
If we or our suppliers fail to comply with the FDA’s QSR or the European Union’s Medical Device Directive and Medical Device Regulations, or United Kingdom's Medical Device Regulations, our manufacturing or distribution operations could be delayed or shut down and our revenue could suffer.
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
•general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors, including deteriorating market conditions due to investor concerns regarding inflation and continuing hostilities between Russia and Ukraine, which could lead to volatility in foreign currency and capital markets;
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

iRhythm Technologies, Inc.

Date: May 6, 2022	By:	/s/ Quentin S. Blackford
Quentin S. Blackford President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2022	By:	/s/ Douglas J. Devine
Douglas J. Devine Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)