Form 10-Q
period 2022-09-30
iRhythm Technologies, Inc.
filed 2022-11-04
CIK 1388658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 25, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 30,110,878.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the impact of the COVID-19 pandemic and macroeconomic factors on our operations and financial results;
•the impact of supply chain disruptions on our operations and financial results;
•the impact of inflationary costs on our operations and financial results;
•plans to conduct further clinical studies;
•our plans to modify our current products, or develop new products, to address additional indications;
•the expected growth of our business and our organization;
•our expectations regarding government and third-party payor coverage and reimbursement or other regulatory actions or decisions ;
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
iii

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$71,222	$127,562
Short-term investments	132,316	111,569
Accounts receivable, net	60,534	46,430
Inventory	14,452	10,268
Prepaid expenses and other current assets	7,326	9,693
Total current assets	285,850	305,522
Property and equipment, net	71,515	55,944
Operating lease right-of-use assets	62,010	84,587
Goodwill	862	862
Other assets	20,153	16,052
Total assets	$440,390	$462,967
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,404	$10,509
Accrued liabilities	60,264	51,486
Deferred revenue	3,003	3,049
Debt, current portion	—	11,667
Operating lease liabilities, current portion	12,920	11,142
Total current liabilities	83,591	87,853
Debt, noncurrent portion	34,931	9,690
Other noncurrent liabilities	1,163	697
Operating lease liabilities, noncurrent portion	81,481	85,212
Total liabilities	201,166	183,452
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 30,094,205 shares at September 30, 2022 and 29,493,726 at December 31, 2021 issued and outstanding	28	27
Additional paid-in capital	741,879	685,594
Accumulated other comprehensive loss	(681)	(61)
Accumulated deficit	(502,002)	(406,045)
Total stockholders’ equity	239,224	279,515
Total liabilities and stockholders’ equity	$440,390	$462,967
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue, net	$103,875	$85,432	$298,304	$241,021
Cost of revenue	32,954	29,284	95,379	78,737
Gross profit	70,921	56,148	202,925	162,284
Operating expenses:
Research and development	11,448	8,685	33,935	26,801
Selling, general and administrative	80,559	70,745	235,468	203,227
Impairment and restructuring charges	—	—	26,608	—
Total operating expenses	92,007	79,430	296,011	230,028
Loss from operations	(21,086)	(23,282)	(93,086)	(67,744)
Interest expense	(614)	(279)	(3,125)	(921)
Other income (expense), net	365	(76)	450	103
Loss before income taxes	(21,335)	(23,637)	(95,761)	(68,562)
Income tax provision	116	94	196	308
Net loss	$(21,451)	$(23,731)	$(95,957)	$(68,870)
Net loss per common share, basic and diluted	$(0.71)	$(0.81)	$(3.22)	$(2.35)
Weighted-average shares, basic and diluted	30,055,166	29,397,845	29,836,601	29,294,559
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(21,451)	$(23,731)	$(95,957)	$(68,870)
Other comprehensive loss:
Net change in unrealized loss on short-term investments	(98)	(13)	(620)	(17)
Comprehensive loss	$(21,549)	$(23,744)	$(96,577)	$(68,887)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(95,957)	$(68,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,930	6,738
Stock-based compensation	41,946	42,651
Accretion of discounts on investments, net	216	1,348
Provision for doubtful accounts and contractual allowances	43,778	23,935
Amortization of operating lease right-of-use assets	4,865	5,041
Impairment charges	23,164	—
Other	230	—
Changes in operating assets and liabilities:
Accounts receivable	(57,882)	(46,823)
Inventory	(4,375)	(4,643)
Prepaid expenses and other current assets	2,367	1,722
Other assets	(4,099)	(473)
Accounts payable	(3,105)	492
Accrued liabilities	8,072	11,338
Deferred revenue	(46)	1,444
Operating lease liabilities	(4,692)	(959)
Reimbursement of tenant improvement allowance	—	2,351
Net cash used in operating activities	(35,588)	(24,708)
Cash flows from investing activities
Purchases of property and equipment	(22,737)	(23,442)
Purchases of short-term investments	(137,548)	(66,676)
Sales of short-term investments	34,965	—
Maturities of short-term investments	81,000	222,515
Net cash provided by (used in) investing activities	(44,320)	132,397
Cash flows from financing activities
Payment of long-term debt	(21,389)	(8,750)
Proceeds from term loan	35,000	—
Proceeds from issuance of common stock in connection with employee equity incentive plans	10,034	5,657
Tax withholding upon vesting of restricted stock awards	—	(25,853)
Payments of issuance costs for long term debt	(77)	—
Net cash provided by (used in) financing activities	23,568	(28,946)
Net (decrease) increase in cash and cash equivalents	(56,340)	78,743
Cash and cash equivalents beginning of period	127,562	88,628
Cash and cash equivalents end of period	$71,222	$167,371
Supplemental disclosures of cash flow information
Interest paid	$2,676	$943
Non-cash investing and financing activities
Property and equipment costs included in accounts payable and accrued liabilities	$1,179	$36
Right-of-use assets obtained in exchange for operating lease liabilities	$7,666	$6,443
Capitalized stock-based compensation	$4,306	$2,534
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balances at June 30, 2022	29,963,627	$28	$725,748	$(480,551)	$(583)	$244,642
Issuance of common stock in connection with employee equity incentive plans, net	130,578	—	1,662	—	—	1,662
Stock-based compensation	—	—	14,469	—	—	14,469
Net loss	—	—	—	(21,451)	—	(21,451)
Net change in unrealized loss on short-term investments	—	—	—	—	(98)	(98)
Balances at September 30, 2022	30,094,205	$28	$741,879	$(502,002)	$(681)	$239,224

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balances at June 30, 2021	29,386,146	$27	$656,231	$(349,823)	$7	$306,442
Issuance of common stock in connection with employee equity incentive plans, net	35,195	—	80	—	—	80
Tax withholding upon vesting of restricted stock awards	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	13,063	—	—	13,063
Net loss	—	—	—	(23,731)	—	(23,731)
Net change in unrealized loss on short-term investments	—	—	—	—	(13)	(13)
Balances at September 30, 2021	29,421,341	$27	$669,373	$(373,554)	$(6)	$295,840
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balances at December 31, 2021	29,493,726	$27	$685,594	$(406,045)	$(61)	$279,515
Issuance of common stock in connection with employee equity incentive plans, net	600,479	1	10,033	—	—	10,034
Stock-based compensation	—	—	46,252	—	—	46,252
Net loss	—	—	—	(95,957)	—	(95,957)
Net change in unrealized loss on short-term investments	—	—	—	—	(620)	(620)
Balances at September 30, 2022	30,094,205	$28	$741,879	$(502,002)	$(681)	$239,224

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balances at December 31, 2020	29,019,350	$27	$646,258	$(304,684)	$11	$341,612
Issuance of common stock in connection with employee equity incentive plans, net	401,991	—	5,657	—	—	5,657
Tax withholding upon vesting of restricted stock awards	—	—	(25,853)	—	—	(25,853)
Stock-based compensation	—	—	43,311	—	—	43,311
Net loss	—	—	—	(68,870)	—	(68,870)
Net change in unrealized loss on short-term investments	—	—	—	—	(17)	(17)
Balances at September 30, 2021	29,421,341	$27	$669,373	$(373,554)	$(6)	$295,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

The Company is headquartered in San Francisco, California, which also serves as a clinical center. The Company has additional clinical centers in Deerfield, Illinois and Houston, Texas and a manufacturing facility in Cypress, California. The Company has wholly-owned subsidiaries in the United Kingdom, Singapore and Japan. The Company manages its operations as a single operating segment. The Company derives substantially all of its revenue and maintains substantially all of its assets in the United States. The Company provides ambulatory cardiac rhythm monitoring services that are regulated by the Centers for Medicare and Medicaid Services (“CMS”) utilizing the Company's medical device technology at its clinical centers, supporting the physicians who diagnose and treat cardiac arrhythmias.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2021, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other interim period or for any other future year.
The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021, included in the Company’s annual report on Form 10-K, filed with the SEC on February 28, 2022.

Risks and Uncertainties

Macroeconomic Factors and the Effects of the COVID-19 Pandemic

As a result of the COVID-19 pandemic and macroeconomic factors, the Company has experienced business disruptions affecting the availability and cost of materials, which has impacted its supply chain and reduced margins. While the Company has continued to deliver its Zio service by operating with remote employees and essential employees on site, any government mandates could further impact the Company's ability to provide its Zio service effectively, and could impede the progress of all ongoing initiatives. Appropriate social distancing techniques and other measures at the Company's facilities have been implemented for employees who are required by job scope or who have chosen to return to the Company’s facilities.

The Company's remote work arrangements resulting from the COVID-19 pandemic and subsequent decision to pursue a sublease for its San Francisco headquarters resulted in an impairment of its right of use asset and related leasehold improvements and furniture, and the Company may incur additional impairment charges related to real property lease agreements.

The Company is continuously reviewing its liquidity and anticipated capital requirements. The Company believes it will have adequate liquidity over the next 12 months to operate its business and to meet its cash requirements. As of September 30, 2022, the Company is in compliance with its debt covenants.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Macroeconomic factors have contributed to delays in payments of outstanding receivables, supply chain disruptions, including shortages and inflationary pressure, uncertain or reduced demand, and the impact of any initiatives or programs that the Company has undertaken to address financial and operational challenges faced by the Company's customers. This impact is having a material, adverse impact on liquidity, capital resources, supply chain, operations and business and those of the third parties on which the Company relies, and could worsen over time. In addition, the extent to which the COVID-19 pandemic impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions to contain the COVID-19 pandemic or treat its impact, among others. The full extent of potential delays or impacts on the business, financial condition, cash flows and results of operations remains unknown.

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

On October 25, 2019, the AMA’s CPT Editorial Panel established eight new Category I CPT codes that are applicable to the Zio XT service and took effect on January 1, 2021. Category I CPT codes 93241 through 93248 are split between two sets of four codes with rates tied to those codes for (i) wear-time of greater than 48 hours and up to 7 days, and (ii) greater than 7 days and up to 15 days. The Company primarily relies on CPT codes 93243 (for wear-time of greater than 48 hours and up to 7 days) and 93247 (for wear-time of greater than 7 days and up to 15 days) to seek reimbursement for its Zio XT service. In November 2021, CMS published the Calendar Year 2022 Medicare Physician Fee Schedule Final Rule (the “2022 Final Rule”). In the 2022 Final Rule, CMS did not establish national pricing for Calendar Year 2022 for Category I CPT codes 93241, 93243, 93245 and 93247, which include the two CPT codes upon which the Company primarily relies for its Zio XT service. Instead, CMS designated these for contractor pricing in Calendar Year 2022, which meant that prices would be set regionally by each MAC.

In January 2022, Novitas Solutions, the MAC which covers the region where the Company’s independent diagnostic testing facility ("IDTF") in Houston, Texas is located, updated reimbursement rates for CPT codes 93243 and 93247 for its jurisdiction to $223 and $233, respectively. These updated rates were retroactive to January 1, 2022. These rates were higher than the rates posted by Novitas in 2021, but continue to be significantly below historical Medicare rates for the Company’s Zio XT service. In April 2022, National Government Services ("NGS"), the MAC which covers the region where the Company’s IDTF in Deerfield, Illinois is located, updated reimbursement rates for CPT codes 93243 and 93247 for its jurisdiction to $335 and $347, respectively. These updated rates were retroactive to January 1, 2022. These rates are higher than the historical Medicare rates for the Company’s Zio XT service.

On November 2, 2022, CMS released its Calendar Year 2023 Medicare Physician Fee Schedule (“MPFS”) final rule (the “2023 Final Rule”) for publication in the Federal Register on November 18, 2022. The 2023 Final Rule updates payment policies, payment rates, and other provisions for services furnished on or after January 1, 2023, including rates related to the Category I CPT codes for long-term electrocardiogram (“ECG”) monitoring and recording that the Company uses to seek reimbursement for its Zio XT service.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Specifically, CMS finalized relative value units for CPT codes 93247 (for wear-time greater than 7 days and up to 15 days) and 93243 (for wear-time greater than 48 hours up to 7 days). CMS also established a Calendar Year 2023 “Conversion Factor” that, collectively with the Medicare payment reduction (sequestration) and the sequestration under the Statutory Pay-As-You-Go Act of 2010, the Company interprets as reflecting national reimbursement rates of $224 and $213 for CPT codes 93247 and 93243 codes, respectively. Based on the Calendar Year 2023 Geographic Practice Cost Index modifiers in the 2023 Final Rule that are applicable to the locations of the Company’s Medicare-enrolled IDTFs in Deerfield, Illinois, Houston, Texas, and San Francisco, California, the Company estimates the applicable reimbursement rates could range from $227 to $307 for CPT code 93247 and $216 to $292 for CPT code 93243. The Company remains engaged with CMS and the Medicare Administrative Contractors (“MACs”) to advocate for national rates that reflect the full value of long-term ECG monitoring to enable appropriate access and the availability of quality healthcare services for the benefit of the Company's patients. The Company cannot provide certainty at this time on the potential outcome of further discussions with CMS or the MACs or on the timing of any additional action to be taken.

Given the evolving nature of the healthcare industry and ongoing healthcare cost reforms, the Company is, and will continue to be, subject to changes to the level of Medicare coverage and reimbursement for its Zio service, and unfavorable coverage determinations at the national or local level could adversely affect its business and results of operations.

Further, the establishment of national Medicare rates could cause some commercial third-party payors to reduce their reimbursement rates for the Zio XT service to be consistent with the Medicare rates. Although a large majority of commercial customers have re-contracted the Zio XT service at pre-existing rates since the establishment of the Category I long-term ECG monitoring codes on January 1, 2021, the Company believes commercial customers may apply downward pressure on their rates to align with the Medicare rates.

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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
For further details on estimates used to calculate the impairment on ROU assets, see Note 6. Impairment and Restructuring Charges included in the notes to the unaudited condensed consolidated financial statements.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset.

Any impairments to right of use assets, leasehold improvements, or other assets as a result of a sublease or other similar action are initially recognized when a decision to take such action is made and recorded as an operating expense. Similar to other long-lived assets, management tests ROU assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For ROU assets, such circumstances may include subleases that do not fully recover the costs of the associated leases or commitments to sublease a property. For the three months ended September 30, 2022, the Company has not recorded any long-lived asset impairment charges. For the nine months ended September 30, 2022, the Company recorded $23.2 million of long-lived asset impairment charges in the unaudited condensed consolidated statement of operations. See Note 6. Impairment and Restructuring Charges included in the notes to the unaudited condensed consolidated financial statements.

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

The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on its assessment of the collectability of customer accounts and recognizes the provision as a component of selling, general and administrative expenses in the condensed consolidated statements of operations. The Company records a provision as a contractual allowance based on the estimated differences between contracted amounts and expected collection rates. Such provisions are based on the Company's historical experience and are reported as a reduction of revenue.

The Company regularly reviews the allowances by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

The Company submitted the majority of Zio XT claims from the first and second quarter of 2021 on a delayed basis due to the transition from Category III CPT codes to Category I CPT codes and uncertainty over reimbursement rates. Claims were being held due to a combination of negotiations with payors and administrative delays in processing payments. Most of the held claims were released and submitted by the end of the second quarter of 2021. For the contracted portfolio, once submitted, the number of claims from the first half of 2021 which contained differences between the submitted price and reimbursement rate and overall denials increased significantly compared to its historical experience as a result of CPT code transition issues with the payors. The Company continues to work with the payors to collect on these claims, and the collection cycle for these claims is significantly longer than usual. This makes the timing of the Company's collections more difficult to predict. While the Company believes it has properly estimated the impact to its contractual allowances and allowance for doubtful accounts, inherent uncertainty caused by the longer-collection cycle and claims adjudication process could result in additional provisions for contractual allowances and doubtful accounts which would negatively impact the Company's results of operations in future periods. As of September 30, 2022, uncollected claims as a result of the CPT code transition were $11.5 million, net of contractual allowances.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021	Nine Months Ended September 30, 2021
Balance, beginning of period	$14,012	$12,711	$12,711
Add: provision for doubtful accounts	12,244	9,615	5,884
Add (less): write-offs, net of recoveries and other adjustments	17	(8,314)	(6,484)
Balance, end of period	$26,273	$14,012	$12,111
The following table presents the changes in the contractual allowance (in thousands):

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021	Nine Months Ended September 30, 2021
Balance, beginning of period	$31,274	$21,281	$21,281
Add: provision for contractual allowances	31,534	27,459	18,051
Less: realized contractual adjustments	(259)	(17,466)	(11,524)
Balance, end of period	$62,549	$31,274	$27,808
Concentrations of Risk
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
Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. The Company records an allowance for doubtful accounts based on the assessment of the collectability of customer accounts, considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. CMS accounted for approximately 26% and 24% of the Company's revenue for the three and nine months ended September 30, 2022, respectively, and 15% and 14% of the Company's revenue for each of the three and nine months ended September 30, 2021, respectively. CMS accounted for 20% and 8% of accounts receivable at September 30, 2022 and December 31, 2021, respectively.
Revenue
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
The Company is utilizing the portfolio approach practical expedient under Accounting Standard Codification ("ASC") 606, Revenue from Contracts with Customers, for revenue recognition whereby services provided under each of the above payor types form a separate portfolio. The Company accounts for the contracts within each portfolio as a collective group rather than individual contracts. Based on history with these portfolios and the similar nature and characteristics of the patients within each portfolio, the Company has concluded that the financial statement effects are not materially different than if accounting for revenue on a contract-by-contract basis.

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

Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Disaggregated revenue by payor type and major service line for three and nine months ended September 30, 2022 and September 30, 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contracted third-party payors	$56,016	$49,944	$163,218	$146,169
Non-contracted third-party payors	5,723	7,350	17,380	19,175
Centers for Medicare and Medicaid Services	27,253	12,411	72,074	33,577
Healthcare institutions	14,883	15,727	45,632	42,100
Total	$103,875	$85,432	$298,304	$241,021
Revenue generated from the United States comprised substantially all of the Company's revenue. No other country comprised 10% or greater of the Company's revenue during each of the three and nine months ended September 30, 2022 and 2021.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Contract Liabilities
ASC 606, Revenue from Contracts with Customers, requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).
Certain of the Company’s customers pay the Company directly for the Zio XT service upon shipment of devices. Such advance payments are contract liabilities and are recorded as deferred revenue on the unaudited condensed consolidated balance sheets and revenue is recognized when reports are delivered to the healthcare provider. During the nine months ended September 30, 2022, $3.0 million relating to the contract liability balance at the beginning of 2022 was recognized as revenue. During the nine months ended September 30, 2021, $0.9 million included in the contract liability balance at the beginning of 2021 was recognized as revenue.

Contract Costs

Under ASC 340, Other Assets and Deferred Costs, ("ASC 340") the incremental costs of obtaining a contract with a customer are recognized as an asset. Incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained.

The Company’s current commission programs are considered incremental. However, as a practical expedient, ASC 340, permits the Company to immediately expense contract acquisition costs, as the asset that would have resulted from capitalizing these costs will be amortized in one year or less.

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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
3. Cash Equivalents and Investments
The fair value of cash equivalents and short-term investments at September 30, 2022 and December 31, 2021, were as follows (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Money market funds	$24,716	$—	$—	$24,716
U.S. government securities	132,997	3	(684)	132,316
Total cash equivalents and short-term investments	$157,713	$3	$(684)	$157,032
Classified as:
Cash equivalents				$24,716
Short-term investments				132,316
Total cash equivalents and short-term investments				$157,032
	December 31, 2021
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Money market funds	$110,137	$—	$—	$110,137
U.S. government securities	50,490	—	(46)	50,444
Corporate notes	31,158	—	(15)	31,143
Commercial paper	29,982	—	—	29,982
Total cash equivalents and short-term investments	$221,767	$—	$(61)	$221,706
Classified as:
Cash equivalents				$110,137
Short-term investments				111,569
Total cash equivalents and short-term investments				$221,706
The Company's cash equivalents and short-term investments are due within one year.
There were no short-term investments that were in an unrealized loss position for more than twelve months as of September 30, 2022. Unrealized losses recognized in other comprehensive loss and amounts reclassified to net loss from short-term investments were not material for the three and nine months ended September 30, 2022 and September 30, 2021. Short-term investments held as of September 30, 2022, had a weighted average maturity of 115 days. As of September 30, 2022, the short-term investments in an unrealized loss position are primarily U.S. Treasury Bills of varying maturities, which are sensitive to changes in the yield curve and other market conditions. As of September 30, 2022, the Company does not intend to sell, and it is not more likely than not that it will be required to sell, the securities in a loss position before the market values recover or the underlying cash flows have been received, and there is no indication of default on interest or principal payments for any of the Company's debt securities.
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
The Company's interest-bearing obligation is classified as a Level 1 input. As of September 30, 2022 the fair value of the Company’s outstanding interest-bearing obligation approximated the carrying value of each $34.9 million. As of December 31, 2021 the fair value of the Company’s outstanding interest-bearing obligation approximated the carrying value of each $21.4 million.
The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.
The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands).

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$24,716	$—	$—	$24,716
U.S. government securities	—	132,316	—	132,316
Total	$24,716	$132,316	$—	$157,032

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$110,137	$—	$—	$110,137
U.S. government securities	—	50,444	—	50,444
Corporate notes	—	31,143	—	31,143
Commercial paper	—	29,982	—	29,982
Total	$110,137	$111,569	$—	$221,706

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
5. Balance Sheet Components
Inventory and Other Assets
Inventory consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$8,195	$5,101
Finished goods	6,257	5,167
Total	$14,452	$10,268

The Company uses PCBAs in each wearable Zio XT and Zio AT monitor as well as in the wireless gateway used in conjunction with the Zio AT monitor. The PCBAs are used numerous times and have useful lives beyond one year. Each time a PCBA is used in a wearable Zio XT monitor or a PCBA and wireless gateway are used with Zio AT monitor, a portion of the cost of the PCBA and gateway are recorded as a cost of revenue in the unaudited condensed consolidated statements of operations. PCBAs, which are recorded as other assets in the unaudited condensed consolidated balance sheets, were $17.4 million and $13.9 million as of September 30, 2022, and December 31, 2021, respectively.

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Laboratory and manufacturing equipment	$7,445	$5,029
Computer equipment and software	2,540	2,353
Furniture and fixtures	4,109	4,174
Leasehold improvements	23,340	20,431
Internal-use software	66,086	46,661
Total property and equipment, gross	103,520	78,648
Less: accumulated depreciation and amortization	(32,005)	(22,704)
Total property and equipment, net	$71,515	$55,944

During the nine months ended September 30, 2022, internal-use-software increased by $19.4 million. This increase relates to the enhancements to the Company’s core technology, products and services and AI, as well as investment in future technology, such as the Zio Monitor, the Company's new biosensor technology platform, and the clinically-integrated ZEUS System for the Zio Watch.
Depreciation and amortization expense was $3.4 million and $9.9 million for the three and nine months ended September 30, 2022, and $2.5 million and $6.7 million for the three and nine months ended September 30, 2021, respectively. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. During the nine months ended September 30, 2022, the Company recorded $2.2 million and $0.5 million in impairment charges to leasehold improvements and furniture and fixtures disclosed above, respectively, in connection with its decision to sublease its San Francisco headquarters. See Note 6. Impairment and Restructuring included in the notes to the unaudited condensed consolidated financial statements.
The Company did not record any impairment charges during the three months ended September 30, 2022.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued payroll and related expenses	$32,463	$34,484
Accrued vacation	7,997	7,431
Accrued professional services fees	6,251	1,724
Claims payable	3,779	2,988
Accrued ESPP contributions	2,612	1,002
Other	7,162	3,857
Total accrued liabilities	$60,264	$51,486

Restructuring liability of $0.4 million as of September 30, 2022 is included in other accrued liabilities above. For further information, refer to Note 6. Impairment and Restructuring included in the notes to the unaudited condensed consolidated financial statements.
6. Impairment and Restructuring Charges
In February 2022, the Company's board of directors (the “Board”) approved a restructuring plan ("Restructuring Plan") to allow it to effectively and efficiently scale its business, which resulted in severance and other employment related costs of $3.4 million during the nine months ended September 30, 2022. Also in February 2022, the Board approved reducing the Company's leased space for its headquarters in San Francisco, California, by a total amount of leased square footage of approximately 50%. As a result, the Company recognized an impairment of its right of use asset and related leasehold improvements and furniture and fixtures in the amount of $23.2 million during the nine months ended September 30, 2022. The Company's restructuring and impairment charges are described below (in thousands):

Nine Months Ended September 30, 2022
Restructuring charges	$3,444
Impairment charges	23,164
Total	$26,608

Restructuring

The following table provides a summary of changes in the restructuring liabilities associated with the Restructuring Plan (in thousands):

	December 31, 2021	Charges	Cash Payments	September 30, 2022
Employee severance	$—	$3,444	$(3,050)	$394
Total	$—	$3,444	$(3,050)	$394

The Company did not incur restructuring charges during the three months ended September 30, 2022.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Impairment

The following table presents impairment charges recorded during the nine months ended September 30, 2022:

Nine Months Ended September 30, 2022
ROU asset	$20,451
Leasehold improvements	2,211
Furniture and fixtures	502
Total	$23,164
There was no impairment during the three months ended September 30, 2022.

The Company has engaged a leasing broker and has formalized a marketing plan for the San Francisco office market. The sublease market for commercial office space is currently very challenging in the San Francisco area due to lower demand for leased office space as most companies have adjusted to allowing their employees to work from home during and after the COVID-19 pandemic that has persisted throughout 2020 and 2021. The Company expects that it will only be able to sublease a portion of its existing office space at a rate below the amount that it is currently paying.

Significant judgment and estimates are required in assessing impairment of ROU assets, including identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows, and determining appropriate discount rates.

For further details on the Company's leases, refer to Note 7. Commitments and Contingencies included in the notes to the unaudited condensed consolidated financial statements.
7. Commitments and Contingencies
Lease Arrangements

The Company has entered into leases for office, manufacturing and clinical centers space, under non-cancelable operating leases, which expire on various dates through 2031. The leases generally contain scheduled rent increases or escalation clauses and renewal options. Operating leases classified as right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the term of the lease, net of lease incentives. Operating lease right-of-use assets also include any lease payments made to the lessor at or before the commencement date. The Company is also subject to variable lease payments related to janitorial services and electricity, which are not included in the operating lease right-of-use asset as they are based on actual usage. The Company recognizes operating lease expense, generally on a straight-line basis, over the lease period. The total operating lease cost recognized during the nine months ended September 30, 2022 was $10.3 million, primarily consisting of right-of use asset amortization, net of amortization for lease incentives as well as lease accretion. Cash paid for operating leases during the nine months ended September 30, 2022, was $10.2 million.

On February 15, 2022, the Board agreed to pursue a sublease of the majority of space on one floor (approximately 50%) of the San Francisco Lease. The Company recorded $20.5 million in impairment charges on its ROU asset during the nine months ended September 30, 2022. No impairment charges on its ROU assets were recorded during the three months ended September 30, 2022. See Note 6. Impairment and Restructuring included in the notes to the unaudited condensed consolidated financial statements, for further details.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
As of September 30, 2022, maturities of operating lease liabilities were as follows (in thousands):

Year ending December 31:
2022 (remainder of the year)	$3,449
2023	13,958
2024	14,253
2025	14,645
2026	15,071
Thereafter	71,397
Total lease payments	132,773
Less: imputed interest	(38,372)
Total lease liabilities	$94,401
The weighted average remaining lease term of the Company's operating leases as of September 30, 2022, was 8.90 years. The weighted average discount rate of the Company's operating leases was 7.28% as of September 30, 2022.
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
On February 1, 2021, a putative class action lawsuit was filed in the United States District Court for the Northern District of California alleging that the Company and its former Chief Executive Officer, Kevin M. King, violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder (“Securities Class Action Lawsuit”). On August 2, 2021, the lead plaintiff filed an amended complaint and filed a further amended complaint on September 24, 2021. The amended complaint names as defendants, in addition to the Company and Mr. King, the Company's former Chief Executive Officer, Michael J. Coyle, and former Chief Financial Officer and current Chief Operating Officer, Douglas J. Devine. The purported class in the amended complaint includes all persons who purchased or acquired the Company's common stock between August 4, 2020 and July 13, 2021, and seeks unspecified damages purportedly sustained by the class. On October 27, 2021, the Company filed a motion to dismiss the amended complaint. The motion to dismiss was fully briefed, and the Court held a hearing on the motion on February 4, 2022, after which the Court took the matter under submission. On March 31, 2022, the Court issued an order granting the Company’s motion to dismiss the Securities Class Action Lawsuit, without allowing the plaintiff further leave to amend, and entered judgment in favor of the Company and the other defendants. On April 29, 2022, the plaintiff that filed the initial complaint in the action filed a notice of appeal. On September 7, 2022, the plaintiff-appellant filed its opening brief, and the Company filed a motion to dismiss for lack of standing to appeal and Article III standing on September 27, 2022. On October 17, 2022, the plaintiff filed its response to the Company's motion to dismiss, and the Company filed its reply in support of the motion to dismiss on November 3, 2022. The Company believes the class action to be without merit and plan to defend itself vigorously.

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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
The Company and Verily will develop certain next-generation atrial fibrillation (“Afib”) screening, detection, or monitoring products pursuant to the Development Agreement, which products will involve combining Verily and the Company’s technology platforms and capabilities. Under the terms of the Development Agreement, the Company paid Verily an upfront fee of $5.0 million in 2019. In addition, the Company agreed to make additional cash payments to Verily up to an aggregate of $12.75 million in milestone payments upon achievement of various development and regulatory milestones over the term of the Development Agreement. The Company has achieved milestones tied to payments totaling $11.0 million to date and expect to make additional payments over the term of the Development Agreement of $1.75 million, subject to the achievement of certain development and regulatory milestones including provisioning of the Zio Watch to enable market evaluation scheduled to begin in 2023.

No payment-triggering milestones were achieved during the nine months ended September 30, 2022.

The Development Agreement provides each party with licenses to use certain intellectual property of the other party for development activities in the field of Afib screening, detection, or monitoring. Ownership of developed intellectual property will be allocated to the Company or Verily depending on the subject matter of the underlying developed intellectual property, and, for certain subject matter, shall be jointly owned.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
The 2022 Amendment also amended the terms of the revolving credit line under the SVB Loan Agreement, which provided for an aggregate principal amount of $25.0 million, to: (i) extend the maturity date from August 1, 2023 to March 1, 2027, (ii) increase the letters of credit sublimit to $15.0 million and (iii) increase the cash management services sublimit to $15.0 million. Interest charged on the principal amount outstanding under the revolving credit line shall accrue at a floating per annum rate equal to the greater of (A) the Prime Rate plus 0.25% and (B) 3.50%. The Company is required to pay an annual fee equal to 0.15% of the revolving credit line. As of September 30, 2022, no loans were outstanding under the revolving credit line.

The 2022 Amendment also amended the SVB Loan Agreement to require the Company to comply, as of the last day of each fiscal quarter, with a quick ratio of at least 1.15 to 1.0 or minimum adjusted EBITDA of at least $15.0 million. The Company was in compliance with its loan covenants as of September 30, 2022.

Future minimum payments

Future minimum payments under the Amendment to the SVB Loan Agreement as of September 30, 2022, are as follows (in thousands):

Year Ending December 31,
2022 (remainder of the year)	$560
2023	2,307
2024	2,313
2025	15,142
2026	18,412
Thereafter	4,423
Total	43,157
Less: Amount representing interest	(8,157)
Less: Debt issuance costs	(69)
Total carrying value	$34,931

Reported as:
Debt, noncurrent portion	$34,931

9. Income Taxes

The Company recorded a tax provision related to its U.S. state taxes and the U.K. subsidiary during the three and nine months ended September 30, 2022, and September 30, 2021. Due to the uncertainties surrounding the realization of the U.S. deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the U.S. net operating loss carryforwards and other deferred tax assets.
10. Stockholders’ Equity
Common stock
The Company’s amended and restated certificate of incorporation dated October 25, 2016, as amended, authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends when funds and assets are legally available and when declared by the board of directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends were declared through September 30, 2022.

The Company had reserved shares of common stock for issuance as follows:

	September 30, 2022	December 31, 2021
Options issued and outstanding	329,817	504,106
Unvested restricted stock units and performance-based restricted stock units	2,076,613	1,649,561
Shares available for grant under future stock plans	10,075,062	9,011,213
Shares available for future issuance	12,481,492	11,164,880

11. Equity Incentive Plans
Equity Incentive Plan Activity
A summary of share-based awards available for grant under the 2016 Equity Incentive Plan is as follows:

Awards Available for Grant
Balance at December 31, 2021	7,159,675
Additional awards authorized	1,474,686
Awards granted	(991,066)
Awards forfeited	192,431
Balance at September 30, 2022	7,835,726
Restricted Stock Units
The following table summarizes restricted stock units ("RSU") and performance-based restricted stock units ("PRSU") activity:

	Restricted Stock Units		Performance Based Restricted Stock Units
	Number of Shares	Average Grant Date Fair Value	Number of Shares [1]	Average Grant Date Fair Value
Balance at December 31, 2021	1,361,311	$84.99	288,250	$119.21
Stock units granted	646,797	150.75	344,269	138.79
Stock units vested	(326,023)	87.11	(46,934)	257.61
Stock units cancelled and expired	(165,849)	111.15	(25,208)	109.82
Balance at September 30, 2022	1,516,236	$109.75	560,377	$120.07
1Based on the maximum number of performance based restricted stock units in the key executive grant agreements, the actual number of units granted will be based on the annual unit volume CAGR as described below.
As of September 30, 2022, there was $120.0 million, net of estimated forfeitures, related to unrecognized RSU expense, which the Company expects to recognize over a weighted average period of 1.9 years and $31.2 million, net of estimated forfeitures, related to unrecognized PRSU expense, which the Company expects to recognize over a weighted average period of 2.3 years.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The Company grants PRSUs to key executives of the Company. PRSUs can be earned in accordance with the performance equity program for each respective grant as follows:
In February 2020, the Company granted PRSUs (“February 2020 awards”) for fiscal year 2022's annual unit volume CAGR compared to fiscal year 2019's annual unit volume CAGR, measuring a minimum performance threshold of 19.7% to earn 50.0% of target, and a maximum threshold of 29.0% achieved to earn 200.0% of target. These February 2020 awards are subject to the recipients continued employment through the vesting date of March 15, 2023.
In January 2021, the Company granted PRSUs (“January 2021 awards”) for fiscal year 2021's annual consolidated revenue compared to fiscal year 2020's annual consolidated revenue, measuring a performance threshold of 10.0% to earn 100.0% of target. These January 2021 awards were subject to the recipients continued employment through the vesting date of March 15, 2022.
In February 2021, the Company granted PRSU's (“February 2021 awards”) for fiscal year 2023's annual unit volume CAGR compared to fiscal year 2020's annual unit volume CAGR, measuring a minimum performance threshold of 19.7% to earn 50.0% of target, and a maximum threshold of 29.0% achieved to earn 200.0% of target. These February 2021 awards are subject to recipients continued employment through the vesting date of March 15, 2024.
In February 2022, the Company granted PRSU's (“February 2022 awards”) for fiscal year 2024's annual unit volume CAGR compared to fiscal year 2021's annual unit volume CAGR, measuring a minimum performance threshold of 13.0% to earn 50.0% of target, and a maximum threshold of 23.0% achieved to earn 200.0% of target. These February 2022 awards are subject to the recipients continued employment through the vesting date of March 15, 2025.
In addition, in February 2022, the Company granted market-based RSU's to its Chief Executive Officer. These RSU's are based on a fiscal year 2024's annual unit volume CAGR compared to fiscal year 2021's annual unit volume CAGR and a comparison of the S&P Healthcare Index to the Company's total shareholder return (“TSR”). These February 2022 awards are subject to the recipient's continued employment through the vesting date of March 15, 2025.
Options
The Company did not grant any stock options during the nine months ended September 30, 2022. The following table summarizes stock option activity:

		Options Outstanding
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	504,106	$40.97	5.20	$38,675
Options exercised	(172,915)	36.58
Options forfeited	(1,374)	83.15
Balance at September 30, 2022	329,817	43.10	4.68	27,105
Options exercisable – September 30, 2022	328,658	42.96	4.68	27,055
Options vested and expected to vest – September 30, 2022	329,807	$43.10	4.68	$27,105
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the last day of the reporting period. As of September 30, 2022, there was an immaterial amount of unrecognized option expense as the options are fully vested.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Employee Stock Purchase Plan

In October 2016, the Company’s Board of Directors and stockholders approved the Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15.0% of their eligible compensation, subject to any plan limitations. The ESPP provides for 12 month offering periods that contain two 6-month purchase periods. At the end of each purchase period, employees purchase shares at 85.0% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the purchase period. During the nine months ended September 30, 2022, 54,607 shares of common stock have been issued to employees participating in the ESPP and 2,239,336 shares were available for issuance under the ESPP.

The fair value of each ESPP share is estimated on the enrollment date of the offering period using the Black-Scholes option-pricing model using the assumptions of the expected term ranging from 0.5 year to 1.0 year, expected volatility of 88.9%, risk-free rate of 1.9% and dividend yield of 0.0%.

The fair value of stock purchase rights to be granted under the ESPP during the six-month period from June 1, 2022 to November 30, 2022 was $55.02 per share and for the one-year period from June 1, 2022 to May 31, 2023 was $68.52 per share. As of September 30, 2022, the Company had $2.6 million of unrecognized compensation expense related to ESPP subscriptions that will be recognized over a weighted average period of 0.5 years.

12. Stock-Based Compensation

Market-based PRSU Valuation
The fair value of market based RSUs was estimated at the date of grant using the Monte-Carlo option pricing model with the assumptions below.

Nine Months Ended September 30,
2022
Expected term (in years)	2.88
Expected volatility	81.2%
Risk-free interest rate	1.72%
Dividend yield	—%

Stock-Based Compensation Expense
The following table summarizes the total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for all periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$618	$471	$1,540	$1,387
Research and development	1,717	1,265	4,841	4,351
Selling, general and administrative	10,610	10,424	35,565	36,913
Total stock-based compensation expense	$12,945	$12,160	$41,946	$42,651
Non-Employee Stock-Based Compensation Expense
On January 12, 2021, the Company's former Chief Executive Officer (“CEO”) resigned and entered into a Consulting Professional Services Agreement ("CPSA") with the Company. Pursuant to the original terms of the awards, the former CEO will continue to vest in outstanding awards as long as services are provided to the Company under the CPSA as a non-employee consultant or a member of the Company's Board of Directors. In accordance with ASC 718, Compensation - Stock Compensation, the Company recognized expense related to all awards expected to vest over the duration of the CPSA in the three months ended March 31, 2021, as an equity-based severance cost because the consulting services are not substantive.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The former CEO total expense related to non-employee stock-based compensation recognized for the nine months ended September 30, 2021 was $5.0 million. No expenses were recorded during the three and nine months ended September 30, 2022.

In March 2022, the former CEO retired from the Board and as a non-employee consultant. Vesting for all outstanding awards was accelerated upon his retirement. The Company recognized no expenses during the three months ended September 30, 2022. The Company recognized expense of $0.9 million related to the retirement of the former CEO during the nine months ended September 30, 2022.

On June 3, 2022, the Company's former Chief Clinical Officer ("CCO") retired and entered into a Consulting Agreement ("CA") with the Company. Pursuant to the original terms of the awards, the CCO will continue to vest in her outstanding awards as long as services are provided to the Company under the CA as a non-employee consultant. In accordance with ASC 718, Compensation - Stock Compensation, the Company recognized expense related to all awards expected to vest over the duration of the CA in the current period as an equity-based severance cost because the consulting services are not substantive.

The former CCO total non-employee stock-based compensation expense recognized no expenses for the three months ended September 30, 2022 and $0.2 million for the nine months ended September 30, 2022.

On July 25, 2022, the Company's former Executive Vice President, Chief Commercial Officer ("EVP") resigned and entered into a CA with the Company. Pursuant to the original terms of the agreement, the EVP outstanding awards will continue to vest during the period of his CA services. In accordance with ASC 718, Compensation - Stock Compensation, the Company will continue to record stock-based compensation expense related to the awards expected to vest over the duration of the CA , because the consulting services are substantive.

The EVP's total expense related to non-employee stock-based compensation recognized for both three and nine months ended September 30, 2022 was $0.1 million.
13. Net Loss Per Common Share
As the Company has net losses for the three and nine months ended September 30, 2022, and 2021, all potential common shares were deemed to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(21,451)	$(23,731)	$(95,957)	$(68,870)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	30,055,166	29,397,845	29,836,601	29,294,559
Net loss per common share, basic and diluted	$(0.71)	$(0.81)	$(3.22)	$(2.35)
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the nine months ended September 30, 2022 and 2021, because their inclusion would be anti-dilutive:

	Nine Months Ended September 30,
	2022	2021
Options to purchase common stock	329,817	518,614
RSUs and PRSUs unvested	2,076,613	1,491,922
Total	2,406,430	2,010,536

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

We receive revenue for the Zio service primarily from third-party payors, which include commercial payors and Centers for Medicare and Medicaid Services (“CMS”). The remainder of our revenue comes from healthcare institutions, which are typically hospitals or private physician practices, who purchase the Zio service from us directly. Our revenue in the third-party commercial payor category is primarily contracted, which means we have entered into pricing contracts with these payors. Third-party contracted payors accounted for approximately 55% and 61% of our revenue for the nine months ended September 30, 2022 and 2021, respectively. Approximately 24% and 14% of our total revenue for the nine months ended September 30, 2022 and 2021, respectively, was received from CMS, under established reimbursement codes. Healthcare institutions accounted for approximately 15% and 17% of our revenue for the nine months ended September 30, 2022 and 2021, respectively. Non-contracted third party payors and self-pay accounted for 6% and 8% of our total revenue for the nine months ended September 30, 2022 and September 30, 2021, respectively. We rely on a third-party billing partner, XIFIN, Inc., to submit patient claims and collect from commercial payors, certain government agencies, and patients.
Following the initial 510(k) clearance of our technology by the U.S. Food and Drug Administration (“FDA”), we have provided the Zio service to approximately five million patients and have collected over one billion hours of curated heartbeat data. We believe the Zio service is well-positioned to penetrate an already-established approximately $2.0 billion U.S. ambulatory cardiac monitoring market by offering a user-friendly device to patients, actionable information to physicians, and value to payors.
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

Macroeconomic Factors and the Effect of COVID-19

Our future results of operations and liquidity could be materially adversely affected by macroeconomic factors contributing to delays in payments of outstanding receivables, supply chain disruptions, including shortages and inflationary pressure, uncertain or reduced demand, and the impact of any initiatives or programs that we may undertake to address financial and operational challenges faced by our customers.

We have experienced business disruptions affecting the availability and cost of materials, which has impacted our supply chain and reduced margins, from the COVID-19 pandemic. In addition, we have continued to deliver our Zio service by operating with remote employees and essential employees on site. Further, government mandates related to the COVID-19 pandemic have impacted our claims and appeals and continue to impact payors' processing times. This increase in the claims response times may be due, in part, to staffing shortages at the payors.

The current macroeconomic environment is impacting our customers financially and operationally as well. Hospitals are experiencing staffing shortages and supply chain issues that could affect their ability to provide patient care. Additionally, hospitals are facing significant financial pressure as supply chain constraints and inflation drive up operating costs, rising interest rates make access to credit more expensive, unrealized losses decrease available cash reserves, and fiscal stimulus programs enacted during the COVID-19 pandemic wind down. As a consequence of the financial pressures and decreased profitability, some hospitals have indicated that they are lowering their capital investment plans and tightening their operational budgets.

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
Research and Development Expenses
We expense research and development costs as they are incurred. Research and development expenses include personnel costs, including stock-based compensation and bonus. Other significant expenses include consulting services, clinical studies, laboratory supplies and allocated facility overhead costs. We expect our research and development costs to increase in absolute dollars as we hire additional personnel to develop new product and service offerings, product enhancements and clinical evidence.
Selling, General and Administrative Expenses
Our sales and marketing expenses consist of personnel costs, including stock-based compensation, sales commissions and bonus. Other significant expenses include travel, consulting, public relations costs, direct marketing, tradeshow and promotional expenses and allocated facility overhead costs.
Our general and administrative expenses consist primarily of personnel costs for executive, finance, legal and administrative personnel, including stock-based compensation and bonus. Other significant expenses include professional fees for legal and accounting services, consulting fees, recruiting fees, bad debt expense, third-party patient claims processing fees and travel expenses.
Impairment and Restructuring Expenses
Our impairment and restructuring expenses consist of impairment charges on our San Francisco right-of-use asset and related property and equipment and severance charges in connection with our 2022 restructuring plan.
Interest Expense
Interest expense is attributable to borrowings under our loan agreements. See Note 8. Debt, in the Notes to unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information on our loan agreements.

Other Income (Expense), Net
Other income (expense), net consists primarily of interest income which consists of interest received on our cash equivalents and short-term investments and foreign exchange gain or loss from our U.K. subsidiary.
Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Revenue	$103,875	$85,432	$18,443	22%
Cost of revenue	32,954	29,284	3,670	13%
Gross profit	70,921	56,148	14,773	26%
Gross margin	68%	66%
Operating expenses:
Research and development	11,448	8,685	2,763	32%
Selling, general and administrative	80,559	70,745	9,814	14%
Total operating expenses	92,007	79,430	12,577	16%
Loss from operations	(21,086)	(23,282)	2,196	9%
Interest expense	(614)	(279)	335	120%
Other income (expense), net	365	(76)	441	580%
Loss before income taxes	(21,335)	(23,637)	2,302	10%
Income tax provision	116	94	22	23%
Net loss	$(21,451)	$(23,731)	$2,280	10%
Revenue
Revenue increased $18.4 million, or 22%, to $103.9 million during the three months ended September 30, 2022, from $85.4 million during the three months ended September 30, 2021. The increase in revenue was primarily attributable to an increase in volume of Zio services provided as a result of increased demand and improved CMS reimbursement rates, partially offset by a decrease in adjudication performance with contracted and non-contracted payors.
Cost of Revenue and Gross Profit
Cost of revenue increased $3.7 million, or 13%, to $33.0 million during the three months ended September 30, 2022, from $29.3 million during the three months ended September 30, 2021. The increase in cost of revenue was primarily due to increased Zio service volume and higher amortization expense from capitalized internal use software.

Gross profit increased $14.8 million to $70.9 million during the three months ended September 30, 2022, from $56.1 million for the three months ended September 30, 2021. The increase in profit was primarily due to increased volume and average selling price, partially offset by increases in cost per unit.
Research and Development Expenses
Research and development expenses increased $2.8 million, or 32%, to $11.4 million during the three months ended September 30, 2022, from $8.7 million during the three months ended September 30, 2021. The increase was primarily attributable to a $0.9 million increase in professional service fees related to clinical studies, an increase in facility expenses of $1.3 million and an increase in personnel costs of $0.3 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $9.8 million, or 14%, to $80.6 million during the three months ended September 30, 2022, from $70.7 million during the three months ended September 30, 2021. The increase was due to a $6.6 million increase in professional fees, a $2.5 million increase in bad debt expense, primarily related to incremental volumes and a $1.1 million increase in facilities costs.
Interest Expense
Interest expense increased by $0.3 million, or 120%, to $0.6 million during the three months ended September 30, 2022. This increase was due to higher interest rates on our higher debt borrowing.
Other Income (Expense), Net
Other income (expense), net increased by $0.4 million, or 580%, to $0.4 million during the three months ended September 30, 2022. This increase was due to higher interest income of $0.5 million, partially offset by foreign exchange losses of $0.1 million.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Revenue	$298,304	$241,021	$57,283	24%
Cost of revenue	95,379	78,737	16,642	21%
Gross profit	202,925	162,284	40,641	25%
Gross margin	68%	67%
Operating expenses:
Research and development	33,935	26,801	7,134	27%
Selling, general and administrative	235,468	203,227	32,241	16%
Impairment and restructuring charges	26,608	—	26,608	100%
Total operating expenses	296,011	230,028	65,983	29%
Loss from operations	(93,086)	(67,744)	(25,342)	(37)%
Interest expense	(3,125)	(921)	2,204	239%
Other income (expense), net	450	103	347	337%
Loss before income taxes	(95,761)	(68,562)	(27,199)	(40)%
Income tax provision	196	308	(112)	(36)%
Net loss	$(95,957)	$(68,870)	$(27,087)	(39)%
Revenue
Revenue increased $57.3 million, or 24%, to $298.3 million during the nine months ended September 30, 2022 from $241.0 million during the nine months ended September 30, 2021. The increase in revenue was primarily attributable to an increase in volume of Zio services provided as a result of increased demand and improved CMS reimbursement rates, partially offset by a decrease in adjudication performance with contracted and non-contracted payors.
Cost of Revenue and Gross Profit
Cost of revenue increased by $16.6 million, or 21%, to $95.4 million during the nine months ended September 30, 2022, from $78.7 million during the nine months ended September 30, 2021. The increase in cost of revenue was primarily due to increased Zio service volume and higher amortization expense from capitalized internal use software.

Gross profit increased by $40.6 million to $202.9 million during the nine months ended September 30, 2022 from $162.3 million during the nine months ended September 30, 2021. The increase in gross profit was primarily due to increased volume and an increase in net average selling price partially offset by higher cost per unit.

Research and Development Expenses
Research and development expenses increased by $7.1 million, or 27%, to $33.9 million during the nine months ended September 30, 2022, from $26.8 million during the nine months ended September 30, 2021. The increase was primarily attributable to a $3.7 million increase in personnel costs, a $2.1 million increase in professional service fees related to clinical studies, recruiting and consulting fees and a $1.4 million increase in facilities costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $32.2 million, or 16%, to $235.5 million during the nine months ended September 30, 2022 from $203.2 million during the nine months ended September 30, 2021. The increase was due to a $12.1 million increase in personnel costs, a $10.7 million increase in professional service fees, a $6.3 million increase in bad debt expense, primarily related to incremental volumes and $3.2 million increase in travel costs.
Impairment and Restructuring Charges
In February 2022, our board of directors (the “Board”) approved reducing our leased space for our headquarters in San Francisco, California. As a result, we recognized an impairment of our right of use asset and related leasehold improvements and furniture and fixtures in the amount of $23.2 million during the nine months ended September 30, 2022. Also in February 2022, the Board approved a restructuring plan to allow the Company to effectively and efficiently scale its business, which resulted in severance and other employment related costs of $3.4 million during the nine months ended September 30, 2022.

We did not incur impairment and restructuring charges during the nine months ended September 30, 2021.

Interest Expense
Interest expense increased by $2.2 million, or 239% to $3.1 million during the nine months ended September 30, 2022. This increase was primarily due to additional financing fees of $1.8 million related to our term loan paid in March 2022 as well as interest expense of $0.4 million.
Other Income (Expense), Net
Other income (expense), net increased by $0.3 million, or 337% to $0.5 million during the nine months ended September 30, 2022. This increase was primarily due to interest income of $0.7 million offset by $0.4 million net of foreign exchange loss.
Liquidity and Capital Expenditures
Overview
We are continuously reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by current macroeconomic environment. We believe we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements.
As of September 30, 2022, we had cash and cash equivalents of $71.2 million, short-term investments of $132.3 million, and an accumulated deficit of $502.0 million. In addition, we have term loan facilities of $40.0 million and a revolving credit line of $25.0 million available.
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
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(35,588)	$(24,708)
Investing activities	(44,320)	132,397
Financing activities	23,568	(28,946)
Net (decrease) increase in cash and cash equivalents	$(56,340)	$78,743
Cash Used in Operating Activities
During the nine months ended September 30, 2022, cash used in operating activities was $35.6 million, which consisted of a net loss of $96.0 million, adjusted by non-cash charges of $124.1 million and a net change of $63.8 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of allowance for doubtful accounts and contractual allowances of $43.8 million, stock-based compensation expense of $41.9 million, impairment charges of $23.2 million, depreciation and amortization of $9.9 million and amortization of right of use assets of $4.9 million. The change in our net operating assets and liabilities was primarily due to an increase of $57.9 million in accounts receivable, a decrease of $4.7 million in operating lease liability, an increase of $4.4 million in inventory, a decrease of $3.1 million in accounts payable, and an increase of $1.7 million in prepaid expenses and other assets partially offset by an increase of $8.1 million in accrued liabilities.
The number of claims from the first half of 2021 which contained differences between the submitted price and reimbursement and overall denials increased significantly compared to our historical experience as a result of CPT code transition issues with the payors. We continue to work with the payors to collect on these claims and the collection cycle for these claims is significantly longer than usual. While we believe we have properly estimated the impact to our contractual allowances and allowance for doubtful accounts, the inherent uncertainty caused by longer collection cycle and claims adjudication process could result in additional provisions for contractual allowances and doubtful accounts which would negatively impact our results of operations in future periods. As of September 30, 2022, uncollected claims as a result of the CPT code transition were $11.5 million, net of contractual allowances. We believe we have adequate balance sheet liquidity to manage through these delays.
During the nine month period ended September 30, 2021, cash used in operating activities was $24.7 million, which consisted of a net loss of $68.9 million, adjusted by non-cash charges of $79.7 million and a net change of $35.6 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of a change in stock-based compensation of $42.7 million, allowance for doubtful accounts and contractual allowances of $23.9 million, depreciation and amortization of $6.7 million and amortization of right of use assets of $5.0 million. The change in our net operating assets and liabilities was primarily due to an increase of $46.8 million in accounts receivable, an increase of $4.6 million in inventory, partially offset by an increase of $11.3 million in accrued liabilities, a reimbursement of tenant improvement allowance of $2.4 million and an increase in deferred revenue of $1.4 million.

Cash Provided by (Used in) Investing Activities
During the nine months ended September 30, 2022, cash used in investing activities was $44.3 million, which primarily consisted of $137.5 million in purchases of short-term investments and $22.7 million of capital expenditures, partially offset by cash received from the maturities of short-term investments of $81.0 million, and sales of short-term investments of $35.0 million.
During the nine months ended September 31, 2021, cash provided by investing activities was $132.4 million, which primarily consisted of cash received from the maturities of short-term investments of $222.5 million, partially offset by $66.7 million in purchases of short-term investments and $23.4 million of capital expenditures.
Cash Provided by (Used in) Financing Activities
During the nine months ended September 30, 2022, cash provided by financing activities was $23.6 million, primarily due to $35.0 million in proceeds received from the closing of our Second Amendment to our SVB Loan Agreement and $10.0 million of proceeds from the issuance of common stock in connection with employee equity incentive plans, partially offset by a $21.4 million repayment of the outstanding balance under the existing SVB term loan.
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

The 2022 Amendment also amended the terms of the revolving credit line under the SVB Loan Agreement, which provided for an aggregate principal amount of $25.0 million, to (i) extend the maturity date from August 1, 2023 to March 1, 2027, (ii) increase the letters of credit sublimit to $15.0 million and (iii) increase the cash management services sublimit to $15.0 million. Interest charged on the principal amount outstanding under the revolving credit line shall accrue at a floating per annum rate equal to the greater of (A) the Prime Rate plus 0.25% and (B) 3.50%. We are required to pay an annual fee equal to 0.15% of the revolving credit line. As of September 30, 2022, no loans were outstanding under the revolving credit line.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations
Our contractual obligations as of December 31, 2021, are presented in our Form 10-K filed with the SEC on February 28, 2022. See Note 7, Commitments and Contingencies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for our lease obligations. See Note 8, Debt to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for refinancing of our debt agreement.
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
Interest Rate Sensitivity
We had cash, cash equivalents and investments of $203.5 million as of September 30, 2022, which consisted of bank deposits, money market funds and U.S. government securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements.
We had total outstanding debt of $34.9 million, which is net of debt issuance costs, as of September 30, 2022. The Third Amended and Restated SVB Loan Agreement Note carries a variable interest rate based on the “Prime Rate” published by The Wall Street Journal. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
Foreign Currency Exchange Rate Sensitivity
We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in British Pound Sterling. As of September 30, 2022, we do not consider this risk to be material. We do not utilize any forward foreign exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and our CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were not effective as of September 30, 2022, at the reasonable assurance level because of the material weakness in internal controls which was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and continues to exist as of September 30, 2022. Notwithstanding the material weakness, our management, including our CEO and CFO, has concluded that our consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2021, and in the Form 10-Q for the three months ended September 30, 2022, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Remediation Plan Activities

As it relates to the material weakness that continues to exist as of September 30, 2022, we performed the following actions:

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
•In August 2022, hired a Chief Financial Officer to lead all financial operations of the company as well as to advance the culture of operational excellence and prepare for our future growth.

We remain committed to the continued hiring and on-boarding of additional members of the organization supporting the internal control over financial reporting. As of September 30, 2022, we have filled key positions within the Finance and IT organization and will continue to add skilled talent as complexities grow and needs arise.

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

Changes in Internal Control Over Financial Reporting

The remediation activities described above are changes in internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On February 1, 2021, a putative class action lawsuit was filed in the United States District Court for the Northern District of California alleging that we and our former Chief Executive Officer, Kevin M. King, violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder (“Securities Class Action Lawsuit”). On August 2, 2021, the lead plaintiff filed an amended complaint, and filed a further amended complaint on September 24, 2021. The amended complaint names as defendants, in addition to us and Mr. King, our former Chief Executive Officer, Michael J. Coyle, and former Chief Financial Officer and current Chief Operating Officer, Douglas J. Devine. The purported class in the amended complaint includes all persons who purchased or acquired our common stock between August 4, 2020 and July 13, 2021, and seeks unspecified damages purportedly sustained by the class. On October 27, 2021, we filed a motion to dismiss the amended complaint. The motion to dismiss was fully briefed and the Court held a hearing on the motion on February 4, 2022, after which the Court took the matter under submission. On March 31, 2022, the Court issued an order granting the Company’s motion to dismiss the Securities Class Action Lawsuit, without allowing plaintiff further leave to amend, and entered judgment in favor of the Company and the other defendants. On April 29, 2022, the plaintiff that filed the initial complaint in the action filed a notice of appeal. On September 7, 2022, the plaintiff-appellant filed its opening brief, and we filed a motion to dismiss for lack of standing to appeal and Article III standing on September 27, 2022. On October 17, 2022, the plaintiff filed its response to our motion to dismiss, and filed our reply in support of the motion to dismiss on November 3, 2022. We believe the class action to be without merit and plan to defend ourselves vigorously.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as more fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

•changes in federal health care program coverage and CMS reimbursement rates for the Zio AT service and Zio XT service (collectively, the "Zio Service") could affect the adoption and profitability of our Zio service;

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

•the continued effects of the COVID-19 pandemic and the efforts to reduce its spread have adversely impacted, and is expected to continue to materially and adversely impact, our business and operations;

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
Risks Related to Our Business

The effects of COVID-19 and efforts to reduce its spread have adversely impacted, and is expected to continue to materially and adversely impact, our business and operations.

The COVID-19 pandemic has had, and the effects of the COVID-19 pandemic is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Although we saw recovery of patient registrations for the Zio service beginning in 2021, we expect these challenges and the effects of the COVID-19 pandemic to continue to impact the volume of Zio services provided, however, its extent cannot be quantified at this time. Our customers’ patients are also experiencing the economic impact of the current pandemic. Even a procedure like the Zio service may be less of a priority than other items for those patients who have lost their jobs, are furloughed, have reduced work hours or are worried about the continuation of their medical insurance. Such economic effects on patients may delay or disrupt our ability to both provide our service and collect co-payments or out-of-pocket costs, which would have an adverse effect on our revenue and cash flow. Patients may also be reluctant to visit their physicians, clinics or hospitals due to fear of contracting COVID-19. Physicians are not performing as many screening and diagnostic tests for their patients, and the facilities where these tests are performed may not be adequately staffed, open during regular business hours, or open at all. Even where physicians continue to treat symptomatic patients, in many cases treatment of asymptomatic patients is being deferred. The reduction in screening and diagnostic testing and physician visits, the increase in deferred treatment, and changes in patient behaviors are translating into fewer Zio services being ordered.

Government mandates related to the COVID-19 pandemic have impacted, and the effects of the COVID-19 pandemic are expected to continue to impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which could disrupt our supply chain and reduce margins. While we have continued to deliver the Zio service in line with industry response to the COVID-19 pandemic by operating with remote employees where appropriate, and essential employees on-site where appropriate, any government mandates could further impact our ability to effectively provide the Zio service, and could impede progress of all ongoing initiatives. Appropriate social distancing techniques and other measures at our facilities have been implemented for employees who are required by job scope or who have chosen to return to our facilities.

Additionally, we have experienced increased delays in receiving Zio XT monitors back from patients at the conclusion of the Zio XT service, with some patients failing to return the device at all. As a result, the increased prevalence of COVID-19 could result in negative changes to historical expectations around device return timelines and loss rates, both of which would negatively impact our finances. Finally, we anticipate that the COVID-19 pandemic may impact clinical and regulatory matters. COVID-19 is delaying enrollment in new clinical trials across the medical device industry and may affect any new trials we decide to pursue. Regulatory clearances may take extended duration of time as agencies focus on COVID-19-related priorities which, in turn, would delay our introduction of new products and services.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The COVID-19 pandemic has caused extreme volatility and disruptions in the global capital and credit markets. A severe or prolonged economic downturn, could result in a variety of risks to our business, including driving hospitals to tighten budgets and curtail spending, which would negatively impact our sales and business. In addition, higher unemployment rates or reductions in employer-provided benefits plans could result in fewer commercially insured patients, which could negatively impact our revenue and business as a result. A weak or declining economy could also strain our third-party manufacturers or suppliers, possibly resulting in supply disruptions, or cause our customers and patients to delay making payments for our Zio service. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.
We have a history of net losses, which we expect to continue, and we may not be able to achieve or sustain profitability in the future.
We have incurred net losses since our inception in September 2006. The losses and accumulated deficit were primarily due to the substantial investments we made to develop and improve our technology and products and improve our business and the Zio service through research and development efforts and infrastructure improvements. Over the next several years, we expect to continue to devote substantially all of our resources to increase the adoption of and reimbursement for our Zio service, which includes the Zio XT service and Zio AT service, and to develop additional arrhythmia detection and management products and services. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses or at all. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

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
•we are subject to state, federal and international regulations and standards, including, but not limited to, the FDA’s Quality System Regulation (“QSR”), the EU’s Medical Device Directive (“MDD”) and the EU’s Medical Device Regulation (“MDR”), and the developing regulations by Medicines & Healthcare Regulatory Agency (MHRA) post Brexit in the United Kingdom for both the manufacture of the Zio monitors and the provision of the Zio service, noncompliance with which could cause an interruption in our manufacturing and services or adverse publicity, warning letters, fines, injunctions, consent decrees and civil money penalties;
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

Our design and manufacturing facilities and processes and those of our third-party suppliers are subject to unannounced FDA, state and Notified Body regulatory inspections for compliance with various regulations and standards, including the QSR, MDD, MDR, UK MDR requirements. Developing and maintaining a compliant quality system is time consuming and investment intensive. Requirements and standards may change and evolve over time and we will need to adapt. For example, the FDA has proposed revisions to the Quality System Regulation aimed at aligning with the international standard ISO 13485. Failure to maintain compliance with, or not fully complying with the requirements of the FDA and state regulators could result in enforcement actions against us or our third-party suppliers, which could include the issuance of warning letters, adverse publicity, seizures, prohibitions on product sales, recalls and civil and criminal penalties, any one of which could significantly impact our manufacturing supply and provision of services and impair our financial results. Failure to maintain compliance with, or not fully complying with the requirements of EU MDD, EU MDR, and UK MDR could result in similar disruptions in these markets.
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
For the nine months ended September 30, 2022, we received approximately 24% of our revenue from reimbursement for our Zio service by CMS with Medicare. Under CMS guidelines for participation in the Medicare program CMS designates us as an IDTF. CMS imposes extensive and detailed requirements on IDTFs, including but not limited to: rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities, and how and where we provide our monitoring services. Our failure to comply with applicable CMS rules could result in a discontinuation of our reimbursement under the CMS payment programs, our being required to return funds already paid to us, civil monetary penalties, criminal penalties and/or exclusion from CMS programs.
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

On November 2, 2022, the CMS released the 2023 Final Rule, scheduled for publication in the Federal Register on November 18, 2022. The 2023 Final Rule updates payment policies, payment rates, and other provisions for services furnished on or after January 1, 2023, including rates related to the CPT codes that we use to seek reimbursement for its Zio XT service.

Specifically, CMS finalized relative value units for CPT codes 93247 (for wear-time greater than 7 days and up to 15 days) and 93243 (for wear-time greater than 48 hours up to 7 days). CMS also established a Calendar Year 2023 “Conversion Factor” that, collectively with the Medicare payment reduction (sequestration) and the sequestration under the Statutory Pay-As-You-Go Act of 2010, we interpret as reflecting national reimbursement rates of $224 and $213 for CPT codes 93247 and 93243 codes, respectively. Based on the proposed Calendar Year 2023 Geographic Practice Cost Index modifiers in the 2023 Final Rule that are applicable to the locations of the Company’s Medicare-enrolled IDTFs in Deerfield, Illinois, Houston, Texas, and San Francisco, California, the Company estimates the applicable reimbursement rates could range from $227 to $307 for CPT code 93247 and $216 to $292 for CPT code 93243. We remain engaged with CMS and the MACs to advocate for national rates that reflect the full value of long-term ECG monitoring to enable appropriate access and the availability of quality healthcare services for the benefit of our patients. We cannot provide certainty at this time on the potential outcome of further discussions with the CMS or MACs or on the timing of any additional action to be taken.

Given the evolving nature of the healthcare industry and ongoing healthcare cost reforms, we are and will continue to be subject to changes to the level of Medicare coverage and reimbursement for our Zio service, and unfavorable coverage determinations at the national or local level could adversely affect our business and results of operations.

Further, the establishment of national Medicare rates could cause some commercial third-party payors to reduce their reimbursement rates for the Zio XT service. Although a large majority of commercial customers have re-contracted the Zio XT service at pre-existing rates since the establishment of the Category I long-term ECG monitoring codes on January 1, 2021, we believe commercial customers may apply downward pressure on their rates to align with the Medicare rates.

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
We receive a substantial portion of our revenue from third-party private commercial payors, such as medical insurance companies. These commercial payors may reimburse our Zio service at inadequate rates, suspend or discontinue reimbursement at any time, impose requirements that may result in a greater number of denied claims, or require or increase co-payments from patients. The recent actions taken by CMS and MACs, including Novitas Solutions, to reduce the reimbursement rates for use of the Zio XT service by Medicare patients could influence the price that commercial payors are willing to pay for our Zio XT service. Contracts with commercial payors, which set forth the Zio XT service reimbursement rates for us and ordering physicians, could be terminated, or payors could seek to renegotiate them at any time to try to obtain pricing at reduced amounts at or near the Novitas Solutions reimbursement rates. Some payors do not have contracts with us, and others that are already in the process of negotiating contracts may look to negotiate lower reimbursement rates for the Zio XT service in response to actions taken by Novitas Solutions. Any such actions could have a significant and adverse effect on our revenue and the revenue of physicians who prescribe our Zio service. Physicians may not order our Zio service unless payors reimburse a substantial portion of the submitted costs, including the physician, hospital, or clinic’s charges related to the application of certain products, including the Zio monitor and the interpretation of results which may inform a diagnosis. Additionally, certain payors may require that physicians order another arrhythmia diagnostic monitoring option prior to ordering the Zio service. There is significant uncertainty concerning third-party reimbursement of any new product or service until a contracted rate is established. Reimbursement by a commercial payor may depend on a number of factors, including, but not limited to, a payor’s determination that the ordered service is:
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

As we seek to gain greater efficiency, we may look for ways to expand the automated portion of our Zio service and require productivity improvements from our Certified Cardiographic Technicians, within the framework of our wide-ranging regulatory obligations. Such improvements could impact the content of our Zio reports. In addition, rapid and significant growth may strain our administrative and operational infrastructure. Our ability to manage our business and growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.
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

We plan to introduce new products and services, and our business will be harmed if we are not successful in selling these new products and services to our existing customers and new customers.
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

The operation of our contact centers and monitoring facilities is subject to rules and regulations governing IDTFs; failure to comply with these rules could prevent us from receiving reimbursement from CMS and some commercial payors.
In order to be enrolled in the Medicare program and reimbursed by CMS under the program, we established an IDTF. An IDTF is a “provider-type” designation under Medicare, defined by CMS as an entity independent of a hospital or physician’s office in which diagnostic tests are performed by licensed, certified, or otherwise qualified nonphysician personnel under appropriate physician supervision. Our IDTFs are staffed by Certified Cardiographic Technicians, who are overseen by a medical director who provides general supervision, including overall direction and control, of the tests performed by our IDTF, but who is not required to be present for tests. The existence of an IDTF allows us to bill a government payor for the Zio service through one or more MACs, such as Novitas Solutions, Noridian Healthcare Solutions, and Palmetto GBA. MACs are companies that operate on behalf of the federal government to process Medicare claims for reimbursement and allow us to obtain reimbursement for our Zio service at CMS or local MAC defined rates. Enrollment as an IDTF requires that we follow strict regulations governing how the center operates, such as requirements regarding the experience and certifications of the technicians and supervising physicians. In addition, many commercial payors require our IDTFs to maintain accreditation and certification with the Joint Commission of American Hospitals. To do so we must demonstrate a specified quality standard and are subject to routine inspection and audits. These rules and regulations vary from location to location and are subject to change and differing interpretations. If they change, we may have to change the operating procedures at our IDTFs, which could increase our costs significantly. If we fail to obtain and maintain IDTF enrollment or accreditation and certification, our Zio service may no longer be reimbursed by CMS and some commercial payors, which would have a material adverse impact on our business.
During the third quarter of 2022, we recognized approximately six percent of our revenue from non-contracted third-party payors, and as a result, our quarterly operating results are difficult to predict.
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

Our industry is subject to rapid change and is significantly affected by new product introductions, results of clinical research, corporate combinations, and other factors. Large competitors in the ambulatory cardiac market include companies that sell standard Holter monitors including GE Healthcare, Philips Healthcare, Mortara Instrument, Inc., Spacelabs Healthcare Inc. and Welch Allyn Holdings, Inc., (acquired by Hill-Rom Holdings, Inc.). Additional competitors, such as BioTelemetry, Inc. (acquired by Royal Philips), Preventice Solutions, Inc. (acquired by Boston Scientific, Inc.), and Bardy Diagnostics, Inc. (acquired by Hill-Rom Holdings, Inc. which was acquired by Baxter International, Inc.) manufacture ambulatory cardiac monitoring devices and also offer monitoring services. These companies have also developed other patch-based cardiac monitors that have received FDA and foreign regulatory clearances. There are also several small start-up companies trying to compete in the patch-based cardiac monitoring space, as well as several entering the patch-based cardiac monitoring market. Large medical device companies may continue to acquire or form alliances with these smaller companies in order to diversify their product offering and participate in the digital health space.
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

We have entered into a development agreement with Verily Life Sciences LLC (an Alphabet Company, referred to as “Verily”) to develop certain next-generation AF screening, detection, or monitoring products, which involve combining Verily and our technology platforms and capabilities (the “Development Agreement”). As part of the Development Agreement, we paid Verily an up-front fee of $5.0 million in cash, and through September 30, 2022, we have achieved milestones and additional related payment obligations totaling $11.0 million. We have agreed to make additional payments over the term of the Development Agreement up to an aggregate of $1.75 million, subject to the achievement of certain development and regulatory milestones. The success of our collaboration with Verily is highly dependent on the efforts provided to the collaboration by Verily and us and the skill sets of our respective employees. Support of these efforts requires significant resources, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even with the FDA's clearance of our clinically-integrated ZEUS system for the Zio Watch, continued product testing, market research and related activities may result in a delay to product launch and additional expense associated with any commercialization efforts. The developed products may also not be accepted in the marketplace, and there is no assurance that adequate coverage or reimbursement will be available, or that an alternative payment model can be developed.

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
The continuing clinical acceptance of the Zio service depends upon maintaining strong working relationships with health care providers, including physicians. These relationships are subject to a high degree of scrutiny by government regulators and enforcement bodies.
The development, marketing, and ordering of the Zio service depends upon our ability to maintain strong working relationships with health care providers, including physicians and other key opinion leaders. We rely on these professionals’ knowledge and experience for the development and marketing of our Zio service. Among other things, physicians assist us in clinical trials and product development matters and provide public presentations at trade conferences regarding the Zio service. If we cannot maintain our strong working relationships with these professionals and continue to receive their advice and input, the development and marketing of the Zio service could suffer, which could harm our business, financial condition, and results of operations.

At the same time, the medical device and diagnostic industry’s relationship with health care providers, including physicians is under increasing scrutiny by the Health and Human Services Office of the Inspector General (“OIG”), the Department of Justice (“DOJ”), state attorneys general, and other foreign and domestic government agencies. Our failure to comply with laws, rules, and regulations governing our relationships with health care providers, or an investigation into our compliance by the OIG, DOJ, state attorneys general, or other government agencies, could significantly harm our business.
We have a significant amount of debt, which may affect our ability to operate our business and secure additional financing in the future.
As of September 30, 2022, we had $34.9 million outstanding under our term loan provided by of our loan agreement with Silicon Valley Bank (“SVB”). We must make significant annual debt payments under the loan agreement which will divert resources from other activities. Our debt with SVB is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The covenants in the loan agreement, as well as in any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control and future breaches of any of these covenants could result in a default under the loan agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the loan agreement to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

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

Additionally, in June 2022, Judith Lenane retired from her position as the Company's Executive Vice President, Chief Clinical Officer, and Mintu Turakhia, M.D. M.A.S. was appointed as the Company's Chief Medical Officer and Chief Scientific Officer. In July 2022, David Vort resigned from his position as Executive Vice President, Chief Commercial Officer and Chad Patterson was hired to fill that position. Also in July 2022, Brice Bobzien was appointed as the Company's Chief Financial Officer and Reyna Fernandez was appointed as the Company's Executive Vice President, Chief Human Resources Officer. In connection with Brice Bobzien’s appointment, Douglas Devine resigned from his position as Chief Financial Officer of the Company, but continues to serve as the Company’s Chief Operating Officer.

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

Our success depends largely on the continued services of key members of our executive management team and others in key management positions. For example, the services of Quentin S. Blackford, our President and Chief Executive Officer, Douglas J. Devine, our Chief Operating Officer, and Brice Bobzien, our Chief Financial Officer, are essential to formulating and executing on corporate strategy and to ensuring the continued operations and integrity of financial reporting within our company. The service of Patrick Murphy, our Chief Legal Counsel and EVP, Quality, Regulatory, Market Access & Government Affairs, is critical for managing our legal, regulatory, quality, market access and government affairs functions. The service of Mark Day, our Chief Technology Officer, is critical for managing our research and development function. Our employees may terminate their employment with us at any time. If we lose one or more key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy. We do not currently maintain key person life insurance policies on these or any of our employees.
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
The FCPA and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from corruptly providing any benefits to government officials for the purpose of obtaining or retaining business. We are in the process of designing and implementing policies and procedures intended to help ensure compliance with these laws. In the future, we may operate in parts of the world that have experienced governmental corruption to some degree. We cannot assure that our internal control policies and procedures will protect us from improper acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and have a material adverse effect on our business and operations.
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

The ECG data that is gathered through our Zio monitors is curated by algorithms that are part of our Zio device software, and following observations by Certified Cardiographic Technicians, a Zio report is delivered to the ordering physician for interpretation and diagnosis. The continuous development, maintenance, and operation of our deep-learned backend data analytics engine is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects, or errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary algorithms from operating properly. We may also attempt to develop new capabilities and incorporate new technologies, including artificial intelligence, which could impact our data analytics platform’s performance. If our data analytics platform does not function reliably or fails to meet physician or payor expectations in terms of performance, physicians may stop prescribing the Zio service and payors could attempt to cancel their contracts with us.
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

The analysis we perform to create the diagnostic report for the Zio service is dependent upon a recording made by each device. For the Zio XT service, this requires the physical return of the Zio XT monitor to one of our clinical centers. We predominantly rely on the U.S. Postal Service (“USPS”) to perform this delivery service. Delivery of the Zio XT monitor to one of our clinical centers may be subject to disruption by natural disasters such as earthquake or flooding, labor disagreements or errors on behalf of USPS staff, operational and funding reductions negatively impacting USPS service capabilities, structural issues timely processing in some geographies, or other disruption to the USPS delivery infrastructure. Further, for the Zio AT monitor, we rely on the provision of cellular communication services for the timely transmission of patient information and reportable events. Once received, all data from both Zio XT and AT monitors is processed, curated and reported on through cloud-computing resources. The reliability of these communication and cloud services is also subject to natural disasters, labor disruptions, human error, and infrastructure failure.
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
Our growth is subject to many factors, including whether the market for first-line ambulatory cardiac monitoring solutions continues to improve, the rate of market acceptance of the Zio service as compared to the products of our competitors, and our success in implementing our business strategies, each of which is subject to many risks and uncertainties. If our Zio service works as anticipated to assist a clinician with a correct first-line diagnosis, it may lead to a decrease in the amount of ambulatory cardiac monitoring orders each year in the United States. This outcome would result if our Zio service is proven to produce the right diagnosis the first time, thereby reducing the need for additional testing. Accordingly, our forecasts of market opportunity should not be taken as indicative of our future growth.

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
Healthcare laws and regulations, and interpretations of the same, change frequently and may change significantly in the future. We may not be able to adapt our operations to address every new regulation, and new regulations may adversely affect our business. We cannot assure that a review of our business by courts or regulatory authorities would not result in a determination that adversely affects our revenue and operating results, or that the healthcare regulatory environment will not change in a way that restricts our operations. In addition, there is risk that the U.S. Congress may implement changes in laws and regulations governing healthcare service providers, including measures to control costs, or reductions in reimbursement levels, which may adversely affect our business and results of operations.
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
The Zio monitors, including the associated device software and algorithm, and the Zio service are subject to extensive regulation by the FDA and CMS in the United States, and by the Competent Authorities in the European Union and the United Kingdom. Such regulations are wide ranging and govern, among other things:
•product design, development, manufacture, and release;
•laboratory, preclinical and clinical testing, labeling, packaging, storage and distribution;
•premarketing clearance or approval;
•service operations, including IDTF locations;
•enrollment, billing and record keeping requirements;
•product marketing, promotion and advertising, sales and distribution; and
•post-market surveillance, including complaint handling and reporting of deaths or serious injuries and certain categories of field correction and removals.

Before a new medical device or service, or a new intended use for an existing product or service, can be marketed in the United States, a company must first submit an application for and receive either 510(k) clearance, De Novo marketing rights or premarket approval from the FDA, unless an exemption applies. All of these processes can be expensive, lengthy and unpredictable. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. Although we have obtained 510(k) clearance to market the Zio monitors and associated device software, our clearance can be revoked if safety, efficacy, or significant regulatory compliance problems develop. Even planned changes and improvements to devices and their uses can trigger the need for a new 510(k). FDA requirements dictate that we must evaluate potential changes and document our decision-making regarding the need for additional submissions and clearances.
In addition, we are required to file various reports with the FDA, and E.U. or U.K. regulators, including reports required by each jurisdiction's adverse event and field action reporting regulations. These reports are often required if our Zio monitors or associated device software may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. They may also be necessary or prudent for a range of other reasons relating to the importance of gathering information in the post marketing setting and managing risk throughout the product lifecycle. If these reports are not filed in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business. These reports are typically publicly available information in most jurisdictions, including the United States.
If we initiate a field action (whether a “correction” made relative to a device that remains in the field, which could be through a labeling or software update, or “removal” or “recall” and return of that device to us, or field advisory notices) to reduce a risk to health posed by the Zio monitors or associated device software, we would be required to report the Correction or Removal to the FDA and, in many cases, similar reports to other regulatory agencies. If these reports are not filed in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business. These reports are typically publicly available information in most jurisdictions, including the United States.

For example, on September 28, 2022, we initiated a Customer Advisory Notice to Zio AT customers regarding a Zio AT labeling correction; the labeling changes involve additions and modifications to the Zio AT labeling precautions relating to the device’s maximum transmission limits during wear, and also to the need for HCPs to complete registration to initiate monitoring services. We reported this Customer Advisory Notice and related information to the FDA under 21 C.F.R., Part 806, and are in ongoing communication with the FDA on this matter. This labeling correction follows our assessment of topics raised in an FDA inspection focused on Zio AT. We have been in dialogue with the FDA in relation to the inspection process, and in connection with our Customer Advisory Notice and 806 report. These communications and discussions are continuing at this time, following our 483 responses submitted in September of 2022. Although we do not expect this Zio AT labelling correction or the activities associated with the topics raised in the FDA inspection to present a material risk to our business at this time, FDA observation responses, field action or corrections and the 806 process can be unpredictable and can present regulatory and commercial risks and uncertainties relating to matters including product labeling, the scope and approach of the correction, and/or customer and patient perception of our technologies and services.

Depending on the reason for the correction or removal and the potential severity of the impact to patient safety or the effectiveness of the device, the FDA may require differing degrees of communication to alert those who may be in possession of an impacted device. We would generally be subject to similar requirements in jurisdictions outside the United States where the Zio products are used. Furthermore, even if we adhere to regulatory standards and expectations in our corrective actions, the public nature of such actions can result in broader negative publicity and perceptions, which could harm our reputation.
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

Changes or modifications to the Zio monitors, labeling of the Zio monitors or associated device software may require new 510(k) clearances, CE Mark, UKCA Mark or other premarket approvals or may require us to recall or cease marketing our products and services until clearances are obtained.

Significant changes or modifications in design, components, method of manufacturer or the intended use or technological characteristics of the Zio monitors or associated device software may require new 510(k) clearances, De Novo applications, premarket approvals or CE Mark certification (E.U.) or UKCA Mark certification (U.K.). Unless effectively planned for in advance of our desired marketing timeline, in some circumstances we may be required to cease marketing certain products until clearances or approvals are obtained, for example, if a change was made to reduce risk to health or remedy an FDA violation. Based on FDA published guidelines, the FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new clearance or approval; however, the FDA can review a manufacturer’s decision. We may not be able to obtain additional 510(k) clearances, or De Novo or premarket approvals for new products or for modifications to, or additional indications for, the Zio monitors or associated device software in a timely fashion, or at all. Delays in obtaining required future clearances would harm our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. We have made modifications to the Zio monitors and associated device software in the past that we believe do not require additional clearances or approvals, and we may make additional modifications in the future. If the FDA or a E.U./U.K. Notified Body disagrees and requires new clearances or approvals for any of these modifications, we may be required to recall and to stop selling or marketing the Zio monitors and associated device software as modified, which could harm our operating results and require us to redesign our products or services. In these circumstances, we may be subject to significant enforcement actions.
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
We can provide no assurance that we will continue to remain in compliance with the QSR or E.U. MDD, E.U. MDR, or UK MDR. If the FDA, CDPH, NSAI, BSI or other U.S. or international regulatory agencies inspect any of our facilities and discover compliance problems, we may have to cease manufacturing and product distribution until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a delay at our manufacturing facility we may be unable to produce Zio monitors and associated software, which would harm our business.
Zio monitors and associated device software may in the future be subject to product recalls that could harm our reputation.
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
Our research and development and manufacturing operations may involve the use of hazardous substances and are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to the storage, use, discharge, disposal, remediation of, and human exposure to, hazardous substances and the sale, labeling, collection, recycling, treatment and disposal of products containing hazardous substances. Liability under environmental laws and regulations can be joint and several and without regard to fault or negligence. Compliance with environmental laws and regulations may be expensive and noncompliance could result in substantial liabilities, fines and penalties, personal injury and third-party property damage claims and substantial investigation and remediation costs. Environmental laws and regulations could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We cannot assure that violations of these laws and regulations will not occur in the future or have not occurred in the past as a result of human error, accidents, equipment failure or other causes. The expense associated with environmental regulation and remediation could harm our financial condition and operating results.
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

iRhythm Technologies, Inc.

Date: November 4, 2022	By:	/s/ Quentin S. Blackford
Quentin S. Blackford President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2022	By:	/s/ Brice Bobzien
Brice Bobzien Chief Financial Officer (Principal Financial Officer)