Form 10-Q
period 2023-03-31
iRhythm Technologies, Inc.
filed 2023-05-04
CIK 1388658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 24, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 30,470,755.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	IRTC	The Nasdaq Stock Market

IRHYTHM TECHNOLOGIES, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the expected impact of macroeconomic conditions, including inflation, increasing interest rates, instability in the global banking system and volatile market conditions, and global events, including public health crises, such as the COVID-19 pandemic, and the ongoing military conflict between Russia and Ukraine, on our business, operations and financial results;
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

ii

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
You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission (the “SEC”) as exhibits to the Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

iii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2023	December 31, 2022
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,804	$78,832
Short-term investments	123,533	134,312
Accounts receivable, net	49,557	49,918
Inventory	16,388	15,155
Prepaid expenses and other current assets	11,608	10,555
Total current assets	253,890	288,772
Property and equipment, net	82,208	75,670
Operating lease right-of-use assets	59,301	60,666
Goodwill	862	862
Other assets	25,440	22,252
Total assets	$421,701	$448,222
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,778	$7,517
Accrued liabilities	54,607	65,497
Deferred revenue	3,486	3,051
Operating lease liabilities, current portion	14,032	13,031
Total current liabilities	81,903	89,096
Debt, noncurrent portion	34,939	34,935
Other noncurrent liabilities	1,013	1,307
Operating lease liabilities, noncurrent portion	82,012	83,072
Total liabilities	199,867	208,410
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value - 5,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value - 100,000 shares authorized; 30,463 shares at March 31, 2023 and 30,193 at December 31, 2022 issued and outstanding	30	28
Additional paid-in capital	783,182	762,380
Accumulated other comprehensive loss	(69)	(396)
Accumulated deficit	(561,309)	(522,200)
Total stockholders’ equity	221,834	239,812
Total liabilities and stockholders’ equity	$421,701	$448,222
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
(unaudited)
Revenue, net	$111,436	$92,378
Cost of revenue	35,755	30,619
Gross profit	75,681	61,759
Operating expenses:
Research and development	14,842	10,542
Selling, general and administrative	100,343	73,158
Impairment and restructuring charges	—	26,608
Total operating expenses	115,185	110,308
Loss from operations	(39,504)	(48,549)
Interest expense	(950)	(2,029)
Other income, net	1,432	16
Loss before income taxes	(39,022)	(50,562)
Income tax provision	87	47
Net loss	$(39,109)	$(50,609)
Net loss per common share, basic and diluted	$(1.29)	$(1.71)
Weighted-average shares, basic and diluted	30,297	29,596
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended March 31,
	2023	2022
(unaudited)
Net loss	$(39,109)	$(50,609)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on short-term investments	327	(292)
Comprehensive loss	$(38,782)	$(50,901)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2023	2022
(unaudited)
Cash flows from operating activities
Net loss	$(39,109)	$(50,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,576	3,143
Stock-based compensation	18,251	13,903
Amortization of premium and accretion of discounts on investments, net	(1,137)	432
Provision for doubtful accounts and contractual allowances	21,425	14,022
Amortization of operating lease right-of-use assets	1,365	6,547
Impairment charges	—	23,164
Other	176	—
Changes in operating assets and liabilities:
Accounts receivable	(21,064)	(22,878)
Inventory	(1,404)	(2,377)
Prepaid expenses and other current assets	(1,053)	(146)
Other assets	(3,189)	(3,058)
Accounts payable	2,262	(5,308)
Accrued liabilities	(11,228)	(9,429)
Deferred revenue	435	(116)
Operating lease liabilities	(59)	(6,175)
Net cash used in operating activities	(30,753)	(38,885)
Cash flows from investing activities
Purchases of property and equipment	(8,423)	(5,572)
Purchases of short-term investments	(33,757)	(45,974)
Sales of short-term investments	—	15,019
Maturities of short-term investments	46,000	28,000
Net cash provided by (used in) investing activities	3,820	(8,527)
Cash flows from financing activities
Payment of loans	—	(21,389)
Proceeds from term loan	—	35,000
Proceeds from issuance of common stock in connection with employee equity incentive plans	905	1,076
Payments of issuance costs for long-term debt	—	(51)
Net cash provided by financing activities	905	14,636
Net decrease in cash and cash equivalents	(26,028)	(32,776)
Cash and cash equivalents, beginning of period	78,832	127,562
Cash and cash equivalents, end of period	$52,804	$94,786
Supplemental disclosures of cash flow information:
Interest paid	$678	$1,967
Cash taxes paid	$8	$—
Cash received from tenant improvement allowances	$1,603	$—
Non-cash investing and financing activities:
Property and equipment costs included in accounts payable and accrued liabilities	$203	$225
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$7,666
Capitalized stock-based compensation	$1,648	$1,250
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
(unaudited)
Balances as of December 31, 2022	30,193	$28	$762,380	$(522,200)	$(396)	$239,812
Issuance of common stock in connection with employee equity incentive plans, net	270	2	903	—	—	905
Stock-based compensation	—	—	19,899	—	—	19,899
Net loss	—	—	—	(39,109)	—	(39,109)
Net change in unrealized gain on short-term investments	—	—	—	—	327	327
Balances as of March 31, 2023	30,463	$30	$783,182	$(561,309)	$(69)	$221,834

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
(unaudited)
Balances as of December 31, 2021	29,494	$27	$685,594	$(406,045)	$(61)	$279,515
Issuance of common stock in connection with employee equity incentive plans, net	275	—	1,076	—	—	1,076
Stock-based compensation	—	—	15,152	—	—	15,152
Net loss	—	—	—	(50,609)	—	(50,609)
Net change in unrealized loss on short-term investments	—	—	—	—	(292)	(292)
Balances as of March 31, 2022	29,769	$27	$701,822	$(456,654)	$(353)	$244,842
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
The Company is headquartered in San Francisco, California, which also serves as a clinical center. The Company has additional clinical centers in Deerfield, Illinois and Houston, Texas and a manufacturing facility in Cypress, California. The Company formed wholly-owned subsidiaries in the United Kingdom in March 2016, in Singapore in June 2021, in Japan in June 2022 and in the Philippines in February 2023.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of March 31, 2023, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s unaudited condensed consolidated financial information. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other interim period or for any other future year.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2023.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Risks and Uncertainties
Macroeconomic Factors and Supply Chain Constraints
The Company’s operations and performance may vary based on worldwide economic and political conditions, which have been adversely impacted by continued global economic uncertainty, political instability, and military hostilities in multiple geographies, including the COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine, domestic and global inflationary trends, rising interest rates, instability in the global banking system, global supply shortages, and a tightening labor market. For example, the Company has experienced staff shortages at its contact centers as a result of the COVID-19 pandemic and federal, state and local responses thereto. A severe or prolonged economic downturn or period of global political instability could drive hospitals and other healthcare professionals to tighten budgets and curtail spending, which could in turn negatively impact rates at which physicians prescribe the Company’s Zio Services. In addition, higher unemployment rates or reductions in employer-provided benefits plans could result in fewer commercially insured patients, resulting in a reduction in the Company’s margins and impairing the ability of uninsured patients to make timely payments. A weak or declining economy could also strain the Company’s suppliers, possibly resulting in supply delays and disruptions. There is also a risk that one or more of the Company’s current service providers, suppliers, or other partners may not survive such difficult economic times, which could directly affect the Company’s ability to attain its goals on schedule and on budget. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. The Company cannot predict the timing, strength, or duration of an economic downturn, instability, or recovery, whether worldwide, in the United States, or within its industry.
The Company’s remote work arrangements resulting from the COVID-19 pandemic and subsequent decision to pursue a sublease for its San Francisco headquarters resulted in an impairment of its right of use asset and related leasehold improvements and furniture during the three months ended March 31, 2022, and the Company may incur additional impairment charges related to real property lease agreements.
The Company is continuously reviewing its liquidity and anticipated capital requirements. The Company believes it will have adequate liquidity over the next 12 months to operate its business and to meet its cash requirements. As of March 31, 2023, the Company is in compliance with its debt covenants.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contractual allowances, allowance for doubtful accounts, the useful lives of property and equipment, the recoverability of long-lived assets including the estimated usage of the printed circuit board assemblies (“PCBAs”), the incremental borrowing rate for operating leases, accounting for income taxes, impairment of right-of-use ("ROU") assets, and various inputs used in estimating stock-based compensation. Actual results may differ from those estimates.
Accounts Receivable, Allowance for Doubtful Accounts and Contractual Allowances
Accounts receivable includes amounts due to the Company from healthcare institutions, third-party payors, and government payors and their related patients, as a result of the Company's normal business activities. Accounts receivable is reported on the unaudited condensed consolidated balance sheets net of an estimated allowance for doubtful accounts and contractual allowances.
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
The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended March 31, 2023	Year Ended December 31, 2022	Three Months Ended March 31, 2022
Balance, beginning of period	$18,475	$14,012	$14,012
Add: provision for doubtful accounts	5,326	17,191	4,413
Less: write-offs, net of recoveries and other adjustments	(4,726)	(12,728)	(60)
Balance, end of period	$19,075	$18,475	$18,365

The following table presents the changes in the contractual allowance (in thousands):

	Three Months Ended March 31, 2023	Year Ended December 31, 2022	Three Months Ended March 31, 2022
Balance, beginning of period	$41,389	$31,274	$31,274
Add: provision for contractual adjustments	16,099	41,158	9,609
Less: contractual adjustments	(9,457)	(31,043)	(26)
Balance, end of period	$48,031	$41,389	$40,857

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
Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. The Company records an allowance for doubtful accounts based on the assessment of the collectability of customer accounts, considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Centers for Medicare and Medicaid Services ("CMS"), accounted for approximately 24% and 22% of the Company's revenue for the three months ended March 31, 2023 and 2022, respectively. CMS accounted for 21% and 22% of accounts receivable at March 31, 2023 and December 31, 2022, respectively.
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
Revenue Recognition
The Company has developed a proprietary system that combines an FDA-cleared wire-free, patch-based, 14-day wearable biosensor that continuously records ECG data, with a proprietary cloud-based data analytic platform to help physicians monitor patients and diagnose arrhythmias. In addition, the Company has received CE-mark certification for Zio XT System and ZEUS algorithm. The Company currently offers three Zio System options—the Zio XT System, the Zio AT System, and the Zio Monitor System.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
The Zio Monitor System is the next generation of the Zio XT System, and is a prescription-only, remote ECG monitoring system that consists of the Zio Monitor patch that records the electric signal from the heart continuously for up to 14 days and the ZEUS System, which supports the capture and analysis of ECG data recorded by the Zio Monitor patch at the end of the wear period, including specific arrhythmia events detected by the ZEUS algorithm. The Company’s Zio Monitor services are generally billable when the Zio report is issued to the physician.
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
The Company makes estimates around the amount of denied claims within a reporting period, a process that requires management judgment. The estimated denied claims are based on historical information, and judgement includes the historical period utilized. The Company monitors the estimated denied claims against the latest available information, and subsequent changes to the estimated denied claims are recorded as an adjustment to revenue in the periods during which such changes occur. Delays in claims submissions could lead to an increase in denials if the Company misses the payors’ filing deadlines and could result in a reduction in the Company’s receipt of payments. Historical cash collection indicates that it is probable that substantially all of the transaction price, less the estimate of denied claims, will be received. Contracted payors may require that the Company bills patient co-payments and deductibles and from time to time the Company may not be able to collect such amounts due to credit risk. The Company provides for estimates of uncollectible patient accounts receivable, based upon historical experience where judgment includes the historical period utilized, at the time revenue is recognized, with such provisions presented as bad debt expense within the selling, general and administrative line item of the consolidated statement of operations. Adjustments to these estimates for actual experience are also recorded as an adjustment to bad debt expense.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
3. REVENUE
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Disaggregated revenue by payor type and major service line for three months ended March 31, 2023 and March 31, 2022 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
Contracted third-party payors	$61,907	56%	$51,751	56%
Centers for Medicare and Medicaid	26,491	24%	20,062	22%
Healthcare institutions	15,781	14%	15,078	16%
Non-contracted third-party payors	7,257	6%	5,487	6%
Total	$111,436		$92,378
Revenue generated from the United States comprised substantially all of the Company's revenue. No other country comprised 10% or greater of the Company's revenue during each of the three months ended March 31, 2023 and 2022.
Contract Liabilities
ASC 606, Revenue from Contracts with Customers, requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).
Certain of the Company’s customers pay the Company directly for the Zio XT service upon shipment of devices. Such advance payments are contract liabilities and are recorded as deferred revenue when reports are delivered to the healthcare provider. During the three months ended March 31, 2023, $2.7 million relating to the contract liability balance at the beginning of 2023 was recognized as revenue. During the three months ended March 31, 2022, $2.7 million relating to the contract liability balance at the beginning of 2022 was recognized as revenue.

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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
4. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
The fair value of cash equivalents and short-term investments as of March 31, 2023 and December 31, 2022, were as follows (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$6,845	$—	$—	$6,845
U.S. government securities	123,602	65	(134)	123,533
Total cash equivalents and short-term investments	$130,447	$65	$(134)	$130,378
Classified as:
Cash equivalents				$6,845
Short-term investments				123,533
Total cash equivalents and short-term investments				$130,378

	December 31, 2022
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$24,263	$—	$—	$24,263
U.S. government securities	134,709	12	(409)	134,312
Total cash equivalents and short-term investments	$158,972	$12	$(409)	$158,575
Classified as:
Cash equivalents				$24,263
Short-term investments				134,312
Total cash equivalents and short-term investments				$158,575
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The U.S. government securities are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.
The Company's interest-bearing obligation is classified as Level 2. As of March 31, 2023 the fair value of the Company’s outstanding interest-bearing obligation approximated the carrying value of $34.9 million. As of December 31, 2022, the fair value of the Company’s outstanding interest-bearing obligation approximated the carrying value of $34.9 million.
The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.
The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$6,845	$—	$—	$6,845
U.S. government securities	—	123,533	—	123,533
Total	$6,845	$123,533	$—	$130,378

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$24,263	$—	$—	$24,263
U.S. government securities	—	134,312	—	134,312
Total	$24,263	$134,312	$—	$158,575
6. BALANCE SHEET DETAILS
Inventory
Inventory consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$9,253	$9,338
Finished goods	7,135	5,817
Total	$16,388	$15,155

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
PCBAs	$21,545	$18,599
Cloud computing arrangements	2,611	2,523
Other	1,284	1,130
Total	$25,440	$22,252

The Company uses PCBAs in each wearable Zio XT patch and Zio AT patch, as well as the wireless gateway used in conjunction with the Zio AT patch. The PCBAs are used numerous times and have useful lives beyond one year. Each time a PCBA is used in a wearable Zio XT patch or Zio AT patch, a portion of the cost of the PCBA is recorded as a cost of revenue. Each time a wireless gateway is used with a Zio AT patch, a portion of the gateway is recorded as a cost of revenue. PCBAs, which are recorded as other assets, were $21.5 million and $18.6 million as of March 31, 2023, and December 31, 2022, respectively. The amortization was $1.4 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Laboratory and manufacturing equipment	$4,965	$4,911
Computer equipment and software	2,448	2,315
Furniture and fixtures	4,197	4,119
Leasehold improvements	23,533	23,144
Internal-use software	44,877	44,877
Internal-use software in development	35,919	28,069
Construction in progress	5,061	3,451
Total property and equipment, gross	121,000	110,886
Less: accumulated depreciation and amortization	(38,792)	(35,216)
Total property and equipment, net	$82,208	$75,670

Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was $3.6 million and $3.1 million, respectively, of which amortization related to internal-use software, was $2.7 million and $2.2 million, respectively.
During the three months ended March 31, 2023, internal-use software increased by $7.9 million. This increase relates to the enhancements to the Company’s core technology, products and services and artificial intelligence, as well as investment in future technology, such as the Zio Monitor System, the Company's new biosensor technology platform, and the clinically-integrated ZEUS System for the Zio Watch.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued payroll and related expenses	$23,696	$34,752
Accrued vacation	9,484	8,608
Accrued expenses	8,186	7,006
Claims payable	4,648	4,464
Accrued employee share purchase plan contributions	3,068	1,045
Accrued state and foreign income and sales taxes	2,939	2,388
Accrued professional services fees	2,586	7,234
Total accrued liabilities	$54,607	$65,497
During the three months ended March 31, 2023, the Company incurred $5.7 million of transformation expenses to scale the organization and will continue to incur such expenses through mid-2024. Included in accrued liabilities, above, were $2.1 million in accrued payroll and related expenses and $0.9 million in accrued professional services fees.
7. IMPAIRMENT AND RESTRUCTURING CHARGES
During the three months ended March 31, 2023, there were no impairment and restructuring charges.
In February 2022, the Company's board of directors (the “Board”) approved a restructuring plan ("Restructuring Plan") to allow it to effectively and efficiently scale its business, which resulted in severance and other employment related costs of $3.4 million during the three months ended March 31, 2022. Also in February 2022, the Board approved reducing the Company's leased space for its headquarters in San Francisco, California, by a total amount of leased square footage of approximately 50%. As a result, the Company recognized an impairment of its ROU asset and related leasehold improvements and furniture and fixtures in the amount of $23.2 million during the three months ended March 31, 2022. The Company's restructuring and impairment charges are described below (in thousands):

Three Months Ended March 31, 2022
Restructuring charges	$3,444
Impairment charges	23,164
Total	$26,608

For further details, please refer to Note 7 “Impairment and Restructuring” included in the financial statements accompanying the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Restructuring

The following table provides a summary of changes in the restructuring liabilities associated with the Restructuring Plan (in thousands):

	December 31, 2022	Charges	Cash Payments	March 31, 2023
Employee severance	$394	$—	$(394)	$—
Total	$394	$—	$(394)	$—

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
8. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company is party to various purchase arrangements related to its manufacturing and research and development activities. During the quarter ended March 31, 2023, there were no material changes to purchase commitments from those disclosed in the financial statements accompanying the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, in Note 8, “Commitments and Contingencies.”
Leases
The Company leases office, manufacturing, and clinical centers under non-cancelable operating leases which expire on various dates through 2031. These leases generally contain scheduled rent increases or escalation clauses and renewal options. Operating lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The operating lease ROU assets also include any lease payments made to the lessor at or before the commencement date as well as variable lease payments which are based on a consumer price index. The Company is also subject to variable lease payments related to janitorial services and electricity which are not included in the operating lease ROU asset as they are based on actual usage. The Company recognizes operating lease expenses, generally on a straight-line basis over the lease period.
During the three months ended March 31, 2023, there were no material changes to the leases from those described in Note 8, Commitments and Contingencies, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Contractual obligations under operating lease liabilities were as follows (in thousands):

Year Ending December 31:
2023 (remainder of the year)	$15,609
2024	20,586
2025	20,379
2026	20,131
2027	19,731
Thereafter	34,392
Total lease payments	130,828
Less: imputed interest	(34,784)
Total lease liabilities	$96,044
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
On February 1, 2021, a putative class action lawsuit was filed in the United States District Court for the Northern District of California (the “Court”) alleging that the Company and its former Chief Executive Officer, Kevin M. King, violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder (“Securities Class Action Lawsuit”). On August 2, 2021, the lead plaintiff filed an amended complaint, and filed a further amended complaint on September 24, 2021. The amended complaint names as defendants, in addition to the Company and Mr. King, its former Chief Executive Officer, Michael J. Coyle, and former Chief Financial Officer and former Chief Operating Officer, Douglas J. Devine. The purported class in the amended complaint includes all persons who purchased or acquired the Company's common stock between August 4, 2020 and July 13, 2021, and seeks unspecified damages purportedly sustained by the class. On October 27, 2021, the Company filed a motion to dismiss the amended complaint. The motion to dismiss was fully briefed and the Court held a hearing on the motion on February 4, 2022, after which the Court took the matter under submission. On March 31, 2022, the Court issued an order granting the Company's motion to dismiss the Securities Class Action Lawsuit, without allowing plaintiff further leave to amend, and entered judgment in favor of the Company and the other defendants. On April 29, 2022, the plaintiff that filed the initial complaint in the action filed a notice of appeal. On September 7, 2022, the plaintiff-appellant filed its opening brief, and the Company filed a motion to dismiss for lack of standing to appeal and Article III standing on September 27, 2022. On October 17, 2022, the plaintiff filed its response to the Company's motion to dismiss, and the Company filed its reply in support of the motion to dismiss on November 3, 2022. The Company's motion to dismiss the appeal was denied without prejudice on December 8, 2022. The Company filed its responding brief on the appeal on February 16, 2023. The Company believes the Securities Class Action Lawsuit to be without merit and plan to defend itself vigorously.

On March 26, 2021, the Company received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California requesting information related to communications with the Food and Drug Administration and the Company's products and services. On September 14, 2021, the Company received a second subpoena requesting additional information. On April 4, 2023, the Company received a Subpoena Duces Tecum from the Consumer Protection Branch, Civil Division of the U.S. Department of Justice, requesting production of various documents regarding the Company’s products and services. The Company is cooperating fully on these matters.
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
No payment-triggering milestones were achieved during the three months ended March 31, 2023.
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
9. DEBT
In October 2018, the Company entered into the Third Amended and Restated Loan and Security Agreement (“SVB Loan Agreement”) with Silicon Valley Bank (“SVB”). Under the SVB Loan Agreement, the Company had borrowed $35.0 million and had made repayments through March 2022, at which time the outstanding balance was $18.5 million.
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
The 2022 Amendment also amended the terms of the revolving credit line under the SVB Loan Agreement, which provided for an aggregate principal amount of $25.0 million, to: (i) extend the maturity date from August 1, 2023 to March 1, 2027, (ii) increase the letters of credit sublimit to $15.0 million and (iii) increase the cash management services sublimit to $15.0 million. Interest charged on the principal amount outstanding under the revolving credit line shall accrue at a floating per annum rate equal to the greater of (A) the Prime Rate plus 0.25% and (B) 3.50%. The Company is required to pay an annual fee equal to 0.15% of the revolving credit line. As of March 31, 2023, no loans were outstanding under the revolving credit line and the Company used $8.4 million in letters of credit.
The 2022 Amendment also amended the SVB Loan Agreement to require the Company to comply, as of the last day of each fiscal quarter, with a quick ratio of at least 1.15 to 1.0 or minimum adjusted EBITDA trailing 6 months of at least $15.0 million.
On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve Board, and FDIC released a joint statement announcing that the FDIC would complete its resolution of SVB in a manner that fully protected all depositors at SVB and that depositors would have access to all of their money starting March 13, 2023. On March 26, 2023, it was announced that First-Citizens Bank & Trust Company would assume all of SVB’s deposits and loans as of March 27, 2023. The Company continues to have access to the revolving credit line and letters of credit available pursuant to the SVB Loan Agreement and was in compliance with its loan covenants as of March 31, 2023.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Future minimum payments
Contractual obligations for the 2022 term loans comprise principal and interest payments as follows (in thousands):

Year Ending December 31,
2023 (remainder of the year)	$2,141
2024	2,847
2025	15,608
2026	18,623
2027	4,434
Total	43,653
Less: Amount representing interest	(8,653)
Less: Debt issuance costs	(61)
Principal payments	$34,939

10. INCOME TAXES

The Company recorded a tax provision related to its U.S. state taxes and the U.K. subsidiary during the three months ended March 31, 2023 and 2022. Due to the uncertainties surrounding the realization of the U.S. deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.
11. STOCKHOLDERS' EQUITY
Common Stock
The Company’s amended and restated certificate of incorporation dated October 25, 2016, as amended, authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends were declared through March 31, 2023.
The Company had reserved shares of common stock for issuance as follows:

	March 31, 2023	December 31, 2022
Options issued and outstanding	311,497	328,193
Unvested restricted stock units and performance-based restricted stock units	2,522,894	2,025,755
Shares available for grant under future stock plans	7,072,322	7,822,637
Shares available for future issuance	9,906,713	10,176,585

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

12. EQUITY INCENTIVE PLAN AND STOCK-BASED COMPENSATION
A summary of awards available for grant under the Company’s 2016 Equity Incentive Plan is as follows:

Shares Available for Grant
Balance as of December 31, 2022	7,822,637
Awards granted	(869,619)
Awards forfeited	119,304
Balance as of March 31, 2023	7,072,322
Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of restricted stock units (“RSUs”) and performance-based restricted stock units ("PRSUs") are based on the Company’s closing stock price on the date of grant. The fair value of market based PRSUs were estimated at the date of grant using the Monte-Carlo option pricing model. A summary is as follows:

	Restricted Stock Units		Performance Based Restricted Stock Units and Market-Based Units
	Shares Underlying RSUs	Weighted Average Grant Date Fair Value	Shares Underlying PRSUs [1]	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	1,464,666	$111.16	561,089	$120.22
Granted	611,589	118.84	258,030	137.29
Vested	(228,894)	125.73	(24,282)	107.05
Forfeited	(55,690)	117.91	(63,614)	119.29
Balance as of March 31, 2023	1,791,671	$111.71	731,223	$126.76
1Based on the maximum number of performance based restricted stock units in the key executive grant agreements, the actual number of units granted will be based on the annual unit volume CAGR as described below.
As of March 31, 2023, there was total unamortized compensation costs of $157.2 million, net of estimated forfeitures, related to unrecognized RSU expense, which the Company expects to recognize over a weighted average period of 2.0 years. Aggregate intrinsic value of the RSUs was $222.2 million as of March 31, 2023.
As of March 31, 2023, there was total unamortized compensation costs of $43.1 million, net of estimated forfeitures, related to unrecognized PRSU expense, which the Company expects to recognize over a weighted average period of 2.4 years. Aggregate intrinsic value of the PRSUs was $90.7 million as of March 31, 2023.
PRSUs and Market-based RSUs
The Company grants PRSUs to its key executives. PRSUs can be earned in accordance with the performance equity program for each respective grant.
For further details on PRSUs granted in 2022 and prior years, please refer to those disclosed in the financial statements accompanying the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 in Note 13, “Equity Incentive Plans.”
In February 2023, the Company granted PRSUs (“February 2023 awards”) to be earned based on the CAGR calculated between fiscal year 2025's and fiscal year 2022's annual unit volume and measuring a minimum performance threshold of 15% to earn 50.0% of target, and a maximum threshold of 25% achieved to earn 200.0% of target. These February 2023 awards are subject to the recipient's continued employment through the vesting date of March 15, 2026.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

In addition, in February 2023, the Company granted market-based PRSUs to Senior Executive Officers. These PRSUs to be earned will be based on the CAGR calculated between fiscal year 2025's and fiscal year 2022's annual unit volume and measuring performance thresholds mentioned above, as well as a comparison of the S&P Healthcare Index to the Company's TSR. The grant date fair value of the TSR was based on the expected term of 2.9 years, interest risk free rate of 4.5%, implied volatility of 83.8% and no dividend yield. These February 2023 awards are subject to the Senior Executive Officers continued employment through the vesting date of March 15, 2026.
Options
The following table summarizes stock option activity during the three months ended March 31, 2023:

		Options Outstanding
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2022	328,193	$43.00	4.43	$16,635
Options exercised	(16,696)	54.06
Balance as of March 31, 2023	311,497	42.41	4.16	25,425
Options exercisable – March 31, 2023	311,497	$42.41	4.16	$25,425
There have been no options granted since December 31, 2019. As of March 31, 2023, the options were fully vested.

Employee Stock Purchase Plan

In October 2016, the Company’s Board of Directors and stockholders approved the 2016 Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for 12 month offering periods that contain two six-month purchase periods. At the end of each purchase period, employees purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the purchase period. During the three months ended March 31, 2023, there was no purchase period and therefore no common stock was issued to employees participating in the ESPP and 2,206,279 shares were available for issuance under the ESPP.
During the three months ended March 31, 2023 there were no material changes to the ESPP from those described in Note 13, Equity Incentive Plans, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
As of March 31, 2023, the Company had $3.4 million of unrecognized compensation expense related to ESPP subscriptions that will be recognized over a weighted average period of 0.2 years.

Stock-Based Compensation Expense
The following table summarizes the total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$564	$386
Research and development	2,387	1,495
Selling, general and administrative	15,300	12,022
Total stock-based compensation expense	$18,251	$13,903

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

13. NET LOSS PER SHARE
As the Company had net losses for the three months ended March 31, 2023 and 2022, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share during the three months ended March 31, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(39,109)	$(50,609)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	30,297	29,596
Net loss per common share, basic and diluted	$(1.29)	$(1.71)
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the three months ended March 31, 2023 and 2022 because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	311	481
RSUs and PRSUs unvested	2,523	1,717
Total	2,834	2,198

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial statements and related notes included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors."
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

Each Zio System combines a wire-free, patch-based, 14-day wearable biosensor that continuously records ECG data with a proprietary cloud-based data analytic software to help physicians monitor patients and diagnose arrhythmias. Since receiving FDA clearance, we have provided the Zio Services to over six million patients and have collected over one billion hours of curated heartbeat data.

Since first receiving clearance from the FDA for our technology in 2009, we have supported physician and patient use of our technology and provided remote cardiac monitoring services from our Medicare-enrolled IDTFs and our qualified technicians. We have provided our Zio Services using our Zio Systems.
We receive revenue for the Zio Services primarily from third-party payors, which include contracted third-party payors and CMS. The remainder of our revenue comes from healthcare institutions, which are typically hospitals or private physician practices, who purchase the Zio Services from us directly. We rely on third-party billing partners to submit patient claims and collect from commercial payors, certain government agencies, and patients.
The following are Zio Services shown as a percentage of revenue:

	Three Months Ended March 31,
	2023	2022
Contracted third-party payors	56%	56%
Centers for Medicare and Medicaid	24%	22%
Healthcare institutions	14%	16%
Non-contracted third party payors	6%	6%

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
We define Adjusted EBITDA for a particular period as net loss or income before interest, taxes, depreciation and amortization, interest expense and interest income and as further adjusted for stock-based compensation expense, impairment and restructuring charges and transformation costs. Transformation costs include one-time professional services and severance costs to augment and restructure the organization to use both outsourced and offshore resources.

Adjusted EBITDA is a non-GAAP financial measure and is presented for supplemental informational purposes only and should not be considered as an alternative or substitute to financial information presented in accordance with GAAP. This measure has certain limitations in that it does not include the impact of certain expenses that are reflected in our unaudited consolidated statements of operations that are necessary to run our business. Other companies, including other companies in our industry, may not use this measure or may calculate this measures differently than as presented in this Quarterly Report on Form 10-Q, limiting their usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss	$(39,109)	$(50,609)
Income tax provision	87	47
Depreciation and amortization	3,576	3,143
Interest expense	950	2,029
Interest income	(1,434)	(132)
Stock-based compensation	18,251	13,903
Impairment and restructuring charges	—	26,608
Transformation costs	5,686	258
Adjusted EBITDA	$(11,993)	$(4,753)
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
Our remote work arrangements and subsequent decision to pursue a sublease for the 5th floor of our San Francisco headquarters caused us to recognize an impairment on our right-of-use asset and related leasehold improvements and furniture and fixtures during the three months ended March 31, 2022 and we believe we may incur additional impairment charges related to our real property lease agreements.

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
Cost of Revenue and Gross Margin
Cost of revenue includes direct labor, material costs, equipment and infrastructure expenses, amortization of internal-use software, allocated overhead, and shipping and handling. Direct labor includes payroll-related costs including stock-based compensation involved in manufacturing, clinical data curation, and customer service. Material costs include both the disposable materials costs of the Zio patches and amortization of the re-usable printed circuit board assemblies (“PCBAs”). Each Zio XT patches includes a PCBA, and each Zio AT patch includes a PCBA and gateway board, the cost of which is amortized over the anticipated number of uses of the board. We expect cost of revenue to increase in absolute dollars as our revenue increases due to increased direct labor, direct materials, and variable spending as well as amortization of internal-use software, partially offset by economies of scale in relation to fixed costs such as overhead and facilities costs.

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including increased contracting with third-party payors and institutional providers. We have in the past been able to increase our pricing as third-party payors become more familiar with the benefits of the Zio Services and move to contracted pricing arrangements. We expect to continue to increase the cost of revenue due to increases to materials and electronics components pricing, labor rates, shipping rates, amortization of capitalized internal-use software, and increases in the general level of inflation, partially offset by reduced costs from obtaining volume purchase discounts for our material costs, implementing scan-time algorithms and process improvements, automating manufacturing assembly and packaging, and through software-driven and other workflow enhancements to reduce labor costs.
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
Interest expense is attributable to borrowings under our loan agreements. See Note 9, Debt, in the Notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our loan agreements.
Other Income, Net
Other income, net consists primarily of interest income which consists of interest received on our cash and cash equivalents and short-term investments and foreign exchange gain or loss from our UK subsidiary.
Results of Operations
The following table sets forth, for the periods indicated, certain unaudited consolidated statements of income information:

	Three Months Ended March 31,
	2023	% Revenue	2022	% Revenue
	(dollars in thousands, except percentages)
Revenue	$111,436	100%	$92,378	100%
Cost of revenue	35,755	32%	30,619	33%
Gross profit	75,681	68%	61,759	67%
Operating expenses:
Research and development	14,842	13%	10,542	11%
Selling, general and administrative	100,343	90%	73,158	79%
Impairment and restructuring charges	—	—%	26,608	29%
Total operating expenses	115,185	103%	110,308	119%
Loss from operations	(39,504)	(35)%	(48,549)	(53)%
Interest expense	(950)	(1)%	(2,029)	(2)%
Other income, net	1,432	1%	16	—%
Loss before income taxes	(39,022)	(35)%	(50,562)	(55)%
Income tax provision	87	—%	47	—%
Net loss	$(39,109)	(35)%	$(50,609)	(55)%

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	$ Change	% Change

	(dollars in thousands, except percentages)
Revenue	$111,436	$92,378	$19,058	21%
Cost of revenue	35,755	30,619	5,136	17%
Gross profit	75,681	61,759	13,922	23%
Operating expenses:
Research and development	14,842	10,542	4,300	41%
Selling, general and administrative	100,343	73,158	27,185	37%
Impairment and restructuring charges	—	26,608	(26,608)	(100)%
Total operating expenses	115,185	110,308	4,877	4%
Loss from operations	(39,504)	(48,549)	9,045	(19)%
Interest expense	(950)	(2,029)	1,079	(53)%
Other income, net	1,432	16	1,416	nm
Loss before income taxes	(39,022)	(50,562)	11,540	(23)%
Income tax provision	87	47	40	85%
Net loss	$(39,109)	$(50,609)	$11,500	(23)%
nm- percentage change not meaningful
Revenue
Revenue increased $19.1 million, or 21%, to $111.4 million during the three months ended March 31, 2023 from $92.4 million during the three months ended March 31, 2022. The increase in revenue was primarily attributable to the increase in volume of the Zio Services provided as a result of increased demand and improved CMS reimbursement rates, partially offset by a decline in net average selling price and an increase in contractual allowance with contracted and non-contracted payors.
Cost of Revenue and Gross Margin
Cost of revenue increased $5.1 million, or 17%, to $35.8 million during the three months ended March 31, 2023 from $30.6 million during the three months ended March 31, 2022. The increase in cost of revenue was primarily due to higher volume of Zio Services and higher material and freight costs.
Gross margin for the three months ended March 31, 2023 increased to 68%, compared to 67% for the three months ended March 31, 2022. The increase in gross margin was primarily due to lower fixed costs per unit driven by higher unit volumes, partially offset by higher material and freight costs.
Research and Development Expenses
Research and development expenses increased $4.3 million, or 41%, to $14.8 million during the three months ended March 31, 2023 from $10.5 million during the three months ended March 31, 2022. The increase was primarily attributable to an increase of $4.8 million in payroll-related costs, including stock-based compensation, an increase of $1.3 million in rent and other facilities costs, partially offset by an increase of $1.8 million in costs capitalized for internal-use software.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $27.2 million, or 37%, to $100.3 million during the three months ended March 31, 2023 from $73.2 million during the three months ended March 31, 2022. The increase was primarily attributable to an increase of $13.3 million in payroll related costs including employee stock-based compensation as a result of increased headcount and executive hires to support the growth in our operations, an increase of $5.7 million in transformation costs to scale the organization, an increase of $3.5 million of travel and general office expenses, an increase of $2.5 million in professional service fees, an increase of $1.1 million related to increased marketing costs and an increase of $1.0 million of bad debt expense related to revenue growth.

Impairment and Restructuring Charges

There were no impairment and restructuring charges during the three months ended in March 31, 2023. In February 2022, our board of directors (the “Board”) approved reducing our leased space for our headquarters in San Francisco, California. As a result, we recognized an impairment of our right-of-use (“ROU”) asset and related leasehold improvements and furniture and fixtures in the amount of $23.2 million during the three months ended March 31, 2022. Also in February 2022, the Board approved a restructuring plan to allow the Company to effectively and efficiently scale its business, which resulted in severance and other employment related costs of $3.4 million during the three months ended March 31, 2022.
Interest expense and other income, net
Interest expense decreased by $1.1 million to $1.0 million during the three months ended March 31, 2023 from $2.0 million during the three months ended March 31, 2022 due to additional financing fees of $1.75 million expensed during the three months ended March 31, 2022; no such expenses were incurred during the three months ended March 31, 2023. This benefit was partially offset by higher interest expense of $0.6 million.
Other income, net increased by $1.4 million. The increase is primarily due to higher interest earned because of rising interest rates from our cash and cash equivalents and short-term investments during the three months ended March 31, 2023.
Liquidity and Capital Expenditures
Overview

As of March 31, 2023, we had cash and cash equivalents of $52.8 million, short-term investments of $123.5 million , and accounts receivable of $49.6 million. In addition, we have $40.0 million available under a term loans facility and $16.6 million under a revolving credit line. We are continuously reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by the current macroeconomic environment, including inflation, rising interest rates, instability in the global banking system, and the COVID-19 global pandemic. We believe that our current cash, cash equivalents, short-term investment balances, and term loans facility, together with income to be derived from the sales of our Zio Services, will be sufficient to meet our liquidity requirements for the foreseeable future.
Our expected future capital requirements may depend on many factors, including the expansion of our customer base, the expansion of our sales force, and the timing and extent of spending on the development of our technology to increase our service offerings. We expect the next Verily milestone payment of $1.75 million to be due in the second half of 2023.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(30,753)	$(38,885)
Investing activities	3,820	(8,527)
Financing activities	905	14,636
Net decrease in cash and cash equivalents	$(26,028)	$(32,776)
Operating Activities
During the three months ended March 31, 2023, cash used in operating activities was $30.8 million and consisted of a net loss of $39.1 million, adjusted by non-cash charges of $43.7 million and a net decrease of $35.3 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of a change in allowance for doubtful accounts and contractual allowance of $21.4 million, stock-based compensation expense of $18.3 million, depreciation and amortization expense of $3.6 million and amortization of ROU assets of $1.4 million. The net decrease in our net operating assets and liabilities was primarily due to an increase of $21.1 million in accounts receivable, a decrease in accrued liabilities of $11.2 million primarily due to the payment of employee and executive bonuses during the three months ended March 31, 2023, an increase in prepaid expenses and other assets of $4.2 million and an increase of $1.4 million in inventory. These decreases in net operating assets and liabilities were partially offset by an increase in accounts payable of $2.3 million.

During the three months ended March 31, 2022, cash used in operating activities was $38.9 million, which consisted of a net loss of $50.6 million, adjusted by non-cash charges of $61.2 million and a net decrease of $49.5 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of impairment charges of $23.2 million, allowance for doubtful accounts and contractual allowances of $14.0 million, stock-based compensation expense of $13.9 million, amortization of ROU assets of $6.5 million and depreciation and amortization of $3.1 million. The decrease in our net operating assets and liabilities was primarily due to an increase of $22.9 million in accounts receivable, a decrease of $9.4 million in accrued liabilities, a decrease of $6.2 million in operating lease liabilities, a decrease of $5.3 million in accounts payable, and an increase of $2.4 million in inventory.
Investing Activities
During the three months ended March 31, 2023, cash provided by investing activities was $3.8 million, and consisted primarily of $46.0 million received from the maturities of short-term investments, partially offset by $33.8 million purchases of short-term investments and $8.4 million in capital expenditures, which included $6.2 million of capitalized internal-use software.
During the three months ended March 31, 2022, cash used in investing activities was $8.5 million, and consisted primarily of $46.0 million in purchases of short-term investments and $5.6 million of capital expenditures, which included $5.0 million of capitalized internal-use software, partially offset by $43.0 million received from the sale and maturities of short-term investments.
Financing Activities
During the three months ended March 31, 2023, cash provided by financing activities was $0.9 million, from proceeds for the issuance of common stock in connection with employee option exercises.
During the three months ended March 31, 2022, cash provided by financing activities was $14.6 million, primarily due to $35.0 million in proceeds of a term loan and $1.0 million from the issuance of common stock in connection with employee option exercises, partially offset by a $21.4 million repayment of long-term debt.
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
The 2022 Amendment also amended the terms of the revolving credit line under the SVB Loan Agreement, which provided for an aggregate principal amount of $25.0 million, to: (i) extend the maturity date from August 1, 2023 to March 1, 2027, (ii) increase the letters of credit sublimit to $15.0 million and (iii) increase the cash management services sublimit to $15.0 million. Interest charged on the principal amount outstanding under the revolving credit line will accrue at a floating per annum rate equal to the greater of (A) the Prime Rate plus 0.25% and (B) 3.50%. We are required to pay an annual fee equal to 0.15% of the revolving credit line. As of March 31, 2023, no loans were outstanding under the revolving credit line and the Company used $8.4 million in letters of credit.

The 2022 Amendment also amended the SVB Loan Agreement to require us to comply, as of the last day of each fiscal quarter, with a quick ratio of at least 1.15 to 1.0 or minimum adjusted EBITDA trailing six months of at least $15.0 million.
On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve Board, and FDIC released a joint statement announcing that the FDIC would complete its resolution of SVB in a manner that fully protected all depositors at SVB and that depositors would have access to all of their money starting March 13, 2023. On March 26, 2023, it was announced that First-Citizens Bank & Trust Company would assume all of SVB’s deposits and loans as of March 27, 2023. We continue to have access to the revolving credit line and letters of credit available pursuant to the SVB Loan Agreement and we were in compliance with our loan covenants as of March 31, 2023.
Contractual Obligations
Our contractual obligations as of December 31, 2022, are presented in our Annual Report on Form 10-K filed with the SEC on February 23, 2023. See Note 8, Commitments and Contingencies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for our lease obligations. See Note 9, Debt to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for refinancing of our debt agreement.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our significant accounting policies are described in Note 2, Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The critical accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There were no material changes to our critical accounting estimates during the three months ended March 31, 2023.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments of $176.3 million and $213.1 million as of March 31, 2023, and December 31, 2022, respectively; which consisted of bank deposits, money market funds and U.S. government securities. Such interest-earning instruments carry a degree of interest rate risk.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates would have had a $0.4 million impact to interest income for the three months ended March 31, 2023 and an immaterial impact to interest income for the three months ended March 31, 2022.

As of March 31, 2023 and December 31, 2022, we had total outstanding debt of $34.9 million and $34.9 million, respectively, net of debt issuance costs. The SVB Loan Agreement Note carries a variable interest rate based on the “Prime Rate” published by The Wall Street Journal. A hypothetical 10% change in interest rates during each of the three months ended March 31, 2023 and 2022 would have resulted in an immaterial impact on our unaudited condensed consolidated financial statements.
Foreign Currency Exchange Rate Sensitivity
We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in British Pound Sterling. As of March 31, 2023, and December 31, 2022, we do not consider this risk to be material. We do not utilize any forward foreign exchange contracts, although we may choose to do so in the future. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, sales, or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.
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

As required by Rule 13a under the Exchange Act, our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On February 1, 2021, a putative class action lawsuit was filed in the United States District Court for the Northern District of California (the “Court”) alleging that we and our former Chief Executive Officer, Kevin M. King, violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder (“Securities Class Action Lawsuit”). On August 2, 2021, the lead plaintiff filed an amended complaint, and filed a further amended complaint on September 24, 2021. The amended complaint names as defendants, in addition to us and Mr. King, our former Chief Executive Officer, Michael J. Coyle, and former Chief Financial Officer and former Chief Operating Officer, Douglas J. Devine. The purported class in the amended complaint includes all persons who purchased or acquired our common stock between August 4, 2020 and July 13, 2021, and seeks unspecified damages purportedly sustained by the class. On October 27, 2021, we filed a motion to dismiss the amended complaint. The motion to dismiss was fully briefed and the Court held a hearing on the motion on February 4, 2022, after which the Court took the matter under submission. On March 31, 2022, the Court issued an order granting our motion to dismiss the Securities Class Action Lawsuit, without allowing plaintiff further leave to amend, and entered judgment in favor of us and the other defendants. On April 29, 2022, the plaintiff that filed the initial complaint in the action filed a notice of appeal. On September 7, 2022, the plaintiff-appellant filed its opening brief, and we filed a motion to dismiss for lack of standing to appeal and Article III standing on September 27, 2022. On October 17, 2022, the plaintiff filed its response to our motion to dismiss, and we filed our reply in support of the motion to dismiss on November 3, 2022. Our motion to dismiss the appeal was denied without prejudice on December 8, 2022. We filed our responding brief on the appeal on February 16, 2023. We believe the Securities Class Action Lawsuit to be without merit and plan to defend ourselves vigorously.
On March 26, 2021, we received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California requesting information related to communications with the Food and Drug Administration and our products and services. On September 14, 2021, we received a second subpoena requesting additional information. On April 4, 2023, we received a Subpoena Duces Tecum from the Consumer Protection Branch, Civil Division of the U.S. Department of Justice, requesting production of various documents regarding our products and services. We are cooperating fully on these matters.
At this time, we are unable to predict the eventual scope, duration or outcome of the aforementioned proceedings. See also Part II, Item 1A “Risk Factors — Risks Related to Other Legal and Regulatory Matters” for more information on these matters.
ITEM 1A. RISK FACTORS
Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. Before making a decision to invest in, hold or sell our common stock, stockholders and potential stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q, as well as the other information we file with the SEC. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the value of our common stock could decline and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business, financial condition and results of operations. Refer to our disclaimer regarding forward-looking statements at the beginning of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Quarterly Report.

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
•Our plans include a high degree of focus on the mSToPs criteria for Afib screening. There are risks that the clinical or payor community will not fully accept these criteria as a basis for selection of patients suitable for screening.

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
•Changes in applicable laws or regulations or the interpretation or enforcement policies of regulators governing our IDTFs and Zio Services may constrain or require us to restructure our operations or adapt certain business strategies, which may harm our revenue and operating results.
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

During the three months ended March 31, 2023, we received approximately 24% of our total revenue from the Medicare program (inclusive of Medicare Advantage). The Medicare program is administered by CMS, which imposes extensive and detailed requirements on diagnostic services providers, including IDTFs. These requirements include, but are not limited to, rules that govern how we structure our relationships with physicians, how we operate our IDTFs and market our Zio Services, when we may perform diagnostic tests, and how and when we submit reimbursement claims. Our failure to comply with the applicable Medicare rules and requirements could result in discontinuation of our reimbursement under the Medicare payment program, a requirement to return funds already paid to us, civil monetary penalties, criminal penalties, and/or exclusion from the Medicare program, which would have a material adverse impact on our reputation, business and results of operations.

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

Significant changes or modifications in design, components, method of manufacture or the intended use or technological characteristics of our Zio System may require new FDA marketing authorization or CE Mark certification (European Union) or UKCA Mark certification (United Kingdom). Unless effectively planned for in advance of our desired marketing timeline, in some circumstances we may be required to cease marketing certain products until clearances or approvals are obtained, for example, if a change was made to reduce risk to health or remedy an FDA violation. FDA requires device manufacturers to internally analyze and document a decision that a new clearance or approval is viewed as unnecessary. We have made modifications to our Zio System in the past that we believe do not require additional clearances or approvals, and we may make additional modifications in the future. If the FDA or an EU/UK Notified/Approved Body disagrees and requires new marketing authorization for any of these modifications, we may be required to recall and to stop selling the impacted Zio System, which could harm our operating results and require us to redesign our products or services. In these circumstances, we may be subject to significant enforcement actions. We may not be able to obtain additional marketing authorizations in a timely fashion, or at all, which could harm our ability to introduce new or enhanced products in a timely manner, which in turn could harm our future growth.

We are subject to extensive compliance requirements for the quality of the medical device we manufacture for use in our Zio Services, and for vigilance on complaint-handling, escalation, assessment, and reporting of adverse events and malfunctions. A wide range of quality, regulatory, or safety matters could trigger the need for a recall or correction to marketed products.

Our design and manufacturing facilities and processes and those of certain third-party suppliers are subject to unannounced FDA, state, and Notified/Approved Body regulatory inspections for compliance with various medical device regulations and standards, including the Quality System Regulation (“QSR”), also known as 21 CFR Part 820, European Union Medical Device Directive (“EU MDD”), New European Union Medical Device Regulations (“EU MDR”), and UK Medical Device Regulations (“UK MDR”) requirements. Developing and maintaining a compliant quality system is time consuming and investment intensive. Requirements and standards may change and evolve over time, and we will need to adapt. Failure to maintain compliance with, or not fully complying with the requirements of the FDA and state regulators could result in enforcement actions, which could include the issuance of warning letters, adverse publicity, seizures, prohibitions on product sales, recalls, and civil and criminal penalties, any one of which could significantly impact our manufacturing supply and provision of services and impair our financial results. Failure to maintain full compliance with the requirements of EU MDD, EU MDR, and UK MDR could result in similar disruptions in these markets.

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

For example, on September 28, 2022, we initiated a Customer Advisory Notice to Zio AT customers regarding a Zio AT labeling correction; the labeling changes involve additions and modifications to the Zio AT labeling precautions relating to the device’s maximum transmission limits during wear, and also to the need for healthcare providers to complete registration to initiate monitoring services. We reported this Customer Advisory Notice and related information to the FDA under 21 C.F.R., Part 806 and the FDA classified this field action as a Class II Recall following our initial 806 report. We have completed the distribution of the Advisory Notice to our identified impacted customers; and although the status remains open in the FDA recall database, we requested the closure of this field action on March 31, 2023. This labeling correction followed our assessment of topics raised in the August 2022 FDA inspection focused on Zio AT. We have been in dialogue with the FDA in relation to the inspection process, and in connection with our Customer Advisory Notice and 806 report. Our communications to the FDA are continuing at this time through our monthly updates, following our 483 responses submitted in September of 2022. Although we do not expect this Zio AT labeling correction or the activities associated with the topics raised in the FDA inspection to present a material risk to our business at this time, FDA observation responses, field action or corrections and the 806 process can be unpredictable and can present regulatory and commercial risks and uncertainties relating to matters including product labeling, the scope and approach of the correction, and/or customer and patient perception of our technologies and services.

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

We have entered into a development agreement with a third-party that may not result in the development of commercially viable devices or the generation of significant future revenues. We may explore or enter into other development or collaboration agreements with other third parties, and these similarly may not result in development of commercially viable devices or services or the generation of significant future revenues.
We have entered into the Development Agreement with Verily to develop certain next-generation Afib screening, detection, or monitoring devices to enhance our Zio Services, which involves combining our technology platforms and capabilities with those of Verily. As part of the Development Agreement, we paid Verily an up-front fee of $5.0 million in cash, and through December 31, 2022 and March 31, 2023 , we have achieved milestones and additional related payment obligations totaling $11.0 million. We have agreed to make additional payments over the term of the Development Agreement up to an aggregate of $1.75 million, subject to the achievement of certain development and regulatory milestones. The success of our collaboration with Verily is highly dependent on the efforts provided to the collaboration by Verily and us and the skill sets of our respective employees. Support of these efforts requires significant resources, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even with the FDA’s clearance of our clinically-integrated ZEUS System for the Zio Watch, continued product testing, market research, and related activities may result in a delay to device launch and additional expense associated with any commercialization efforts. Even if and when launched, the developed devices may also not be accepted in the marketplace, and there is no assurance that adequate coverage or reimbursement would be available, or that an alternative payment model can be developed.
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

We generally intend to continue assessing the potential pathways for expanding indications and use cases for our Zio Services, and developing potential new products and services, for patient populations with unmet needs in the ambulatory cardiac monitoring market and adjacent markets. We will continue to invest in research and development efforts to further differentiate our biosensor, data analytics and reporting, information system and digital platform; we may explore or enter into development or collaboration agreements with third parties to further these efforts. We cannot predict whether such efforts will be viable from a regulatory and commercial standpoint, and development or collaboration agreements may not result in the development of commercially viable products or services or the generation of significant future revenues.
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

Our operations in the United Kingdom account for approximately 1% of our revenue for the three months ended March 31, 2023 and we intend to continue to pursue growth opportunities in the United Kingdom. There are still a number of areas of uncertainty in connection with the future of the United Kingdom and its relationship with the European Union following the United Kingdom’s exit from the European Union in 2020 (commonly referred to as “Brexit”), including the application and interpretation of the UK-EU trade agreement (the “Trade and Cooperation Agreement”), which went into force in May 2021. For example, because a significant proportion of the regulatory framework in the United Kingdom is currently derived from EU directives and regulations, Brexit could result in material changes to the regulatory regime applicable to many of our current operations. The UK government and the MHRA began undertaking public consultations on the future regulation of medical devices in 2022 and plan to introduce the new regulatory system at the beginning of July 2024. Although the Trade and Cooperation Agreement offers UK and EU companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas, economic relations between the United Kingdom and the European Union are on more restricted terms than existed previously. Therefore, at this time, we cannot predict the impact that the Trade and Cooperation Agreement and any future agreements contemplated under the terms of the Trade and Cooperation Agreement will have on our future business efforts to commercialize our Zio Services in the United Kingdom and the European Union. Accordingly, it is possible that the Trade and Cooperation Agreement may adversely affect our operations and financial results.

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

We have recently experienced significant changes in our executive leadership, including the appointment of Quentin S. Blackford as our President and Chief Executive Officer in October 2021 following the resignation of our prior President and Chief Executive Officer, Kevin King, in January 2021. Douglas Devine, our Chief Operating Officer, and Michael Coyle served as Chief Executive Officer from June 2021 to October 2021 and January 2021 to June 2021, respectively, before Mr. Blackford’s appointment. We have had additional executive officer positions changes during the three months ended March 31, 2023 (including the March 2023 resignation of Douglas Devine as Chief Operating Officer) and may experience further changes in executive leadership in the future.

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

Our plans include a high degree of focus on the mSToPs criteria for Afib screening. There are risks that the clinical or payor community will not fully accept these criteria as a basis for selection of patients suitable for screening.

In January 2022, the USPSTF published a recommendation statement on the screening criteria for Afib screening, stating that the current evidence (including the mSToPs study) is insufficient to assess the balance of benefits and harm of Afib screening, and thus found that it could neither recommend for or against screening of adults 50 years or older without a diagnosis or symptoms of Afib and without a history of transient ischemic attack or stroke. In its recommendation, the USPSTF also identified research needs and gaps, including for example assurance that future research involves randomized trials of diverse patient populations and conducting research to optimize the accuracy of screening for Afib. This USPTSF recommendation statement may deter some clinicians or payors from accepting the mSToPs study inclusion and exclusion criteria as a standard for selecting patients for screening for Afib. We cannot predict whether or when the USPSTF’s recommendation on Afib screening will change or be modified based on findings from additional randomized trials, other research or through the continued use of our products and services or other similarly situated products and services designed for remote cardiac monitoring.

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
•the UK MDR, which, post the United Kingdom’s withdrawal from the European Union, replaces the CE marking requirement for medical devices sold in the United Kingdom with a UKCA mark; and
•state law equivalents of each of the above U.S. federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of individually identifiable information in certain circumstances (e.g., the Telephone Consumer Protection Act, the CAN-SPAM Act, and state privacy, consumer protection, and breach notification laws), many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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
•competition;
•inadequate financial and other resources; and
•global political and economic conditions, including inflation, increasing interest rates and the persisting impacts of the COVID-19 pandemic, instability in the global banking system, political instability, and military hostilities, including the ongoing military conflict between Russia and Ukraine.

Further, we recognize a portion of our revenue from non-contracted third-party commercial payors. For example, during the year ended December 31, 2022 and three months ended March 31 2023, revenue from non-contracted third-party commercial payors accounted for approximately six percent of our total revenue. We have limited visibility as to when we will receive payment for our Zio Services with non-contracted payors and we or XIFIN must appeal any negative payment decisions, which often delays collections further. Additionally, a portion of the revenue from non-contracted payors is received from patient co-pays, which we may not receive for several months following delivery of service or may not receive at all. For revenue related to non-contracted payors, we estimate an average collection rate based on factors including historical cash collections. Subsequent adjustments, if applicable, are recorded as an adjustment to revenue. Fluctuations in revenue may make it difficult for us, research analysts, and investors to accurately forecast our revenue and operating results or to assess our actual performance. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.

We have a history of operating losses and may not achieve or sustain profitability in the future.

We have incurred net losses since our inception in September 2006. We generated net losses of $39.1 million and $50.6 million during the three months ended March 31, 2023 and 2022 and $116.2 million and $101.4 million during fiscal 2022 and 2021, respectively. As of March 31, 2023, we had an accumulated deficit of $561.3 million. We have financed our operations to date primarily through private and public offerings of equity securities and revenue generated by prescriptions of our Zio Services. We have and expect to continue to incur significant research and development, sales and marketing, regulatory, and other expenses as we expand our marketing efforts to increase the prescription of our Zio Services, expand existing relationships with physicians, obtain regulatory clearances or approvals for our current or future services and related devices, conduct clinical trials on our existing and future services, and develop new services or add new features to our existing Zio Services. We also expect that our general and administrative expenses will continue to increase due, among other things, to the operational and regulatory burdens applicable to medical service providers that are public companies. As a result, we expect to continue to incur operating losses in the future. These losses, among other things, may have an adverse effect on our stockholders’ equity and the value of our common stock.

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

Our ability to use our net operating losses (“NOLs”) to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state law provisions, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. We could experience an ownership change that might limit our use of NOLs and tax credits in the future. In addition, realization of deferred tax assets, including NOL carryforwards, depends upon our future earnings in applicable tax jurisdictions. If we have insufficient future taxable income in the applicable tax jurisdiction for any reason, including any future corporate reorganization or restructuring activities, we may be limited in our ability to utilize some or all of our net operating losses to offset such income and reduce our tax liability in that jurisdiction. See Note 10, Income Taxes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

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

We are involved in legal proceedings related to securities litigation and may become involved in other legal proceedings that arise from time to time in the future. For example, as discussed further in Note 8, Commitments and Contingencies, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, a putative securities class action lawsuit has been filed against the Company and certain current officers or former officers of the Company alleging violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder.

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

In addition, healthcare companies are subject to numerous investigations and inquiries by various governmental agencies. For example, as discussed further in Note 8, Commitments and Contingencies, to our condensed consolidated financial statements, in March 2021, we received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California requesting information related to communications with the FDA and our Zio Systems, and, in October 2021, received a subpoena requesting additional information. More recently, on April 4, 2023, we received a Subpoena Duces Tecum from the Consumer Protection Branch, Civil Division of the U.S. Department of Justice, requesting production of various documents regarding our products and services. We are cooperating fully in connection with these matters. Any future investigations of our executives, our managers, or our company could result in significant liabilities or penalties to us, as well as adverse publicity. Even if we are found to have complied with applicable law, the investigation or litigation may pose a considerable expense and would divert management’s attention, and have a potentially negative impact on the public’s perception of us, all of which could negatively impact our financial position and results of operations. Further, should we be found out of compliance with any of these laws, regulations, or programs, depending on the nature of the findings, our business, our financial position, and our results of operations could be negatively impacted.

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

Historically, the market price of our common stock, like the securities of many other medical service providers that are public companies, has fluctuated. It is likely that our stock price will continue to be volatile in the future. In addition, the trading prices for our common stock and the common stocks of other medical service providers been highly volatile as a result of macroeconomic conditions, including inflation, rising interest rates, and the persisting impacts of the COVID-19 pandemic and the ongoing military conflict between Russia and Ukraine.

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
•terrorist acts, acts of war, or periods of widespread civil unrest, including the ongoing military conflict between Russia and Ukraine and actions taken by third parties in response to such conflict; and
•general economic, industry, and market conditions, including inflation, rising interest rates, and foreign currency exchange rates.

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
We are party to a Third Amended and Restated Loan and Security Agreement, dated as of October 23, 2018, with Silicon Valley Bank (as amended by the Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of March 28, 2022, the “SVB Loan Agreement”), which provides for a (i) a revolving line of credit in the aggregate principal amount of up to $25.0 million and (ii) a term loans facility in the aggregate principal amount of up to $75.0 million. As of March 31, 2023, we had nothing outstanding under the revolving credit line and $35.0 million outstanding under the term loans.

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

The SVB Loan Agreement imposes numerous financial and other restrictive covenants on our operations, including financial covenants. As of March 31, 2023, we were in material compliance with the covenants imposed by the SVB Loan Agreement. If we violate these or any other covenants under the SVB Loan Agreement or fail to make payments in connection therewith, Silicon Valley Bank could declare an event of default, which would give it the right to terminate its commitment to provide additional loans and declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, Silicon Valley Bank would have the right to proceed against the assets we provided as collateral pursuant to the loan. Any of the foregoing may limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.

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

Our operations and performance may vary based on worldwide economic and political conditions, which have been adversely impacted by continued global economic uncertainty, political instability, and military hostilities in multiple geographies, including the COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine, domestic and global inflationary trends, rising interest rates, instability in the global banking system, global supply shortages, and a tightening labor market. For example, we have experienced staff shortages at our contact centers as a result of the COVID-19 pandemic and federal, state and local responses thereto. A severe or prolonged economic downturn or period of global political instability could drive hospitals and other healthcare professionals to tighten budgets and curtail spending, which could in turn negatively impact rates at which physicians prescribe our Zio Services. In addition, higher unemployment rates or reductions in employer-provided benefits plans could result in fewer commercially insured patients, resulting in a reduction in our margins and impairing the ability of uninsured patients to make timely payments. A weak or declining economy could also strain our suppliers, possibly resulting in supply delays and disruptions. There is also a risk that one or more of our current service providers, suppliers, or other partners may not survive such difficult economic times, which could directly affect our ability to attain our goals on schedule and on budget. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. We cannot predict the timing, strength, or duration of an economic downturn, instability, or recovery, whether worldwide, in the United States, or within our industry.

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
ITEM 6.    EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of, and incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	10/25/16	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/19/20	3.1
3.3	Amended and Restated Bylaws of the Registrant.	8-K	10/25/16	3.2
3.4	Certificate of Amendment to the Amended and Restated Bylaws of the Registrant.	8-K	8/14/20	3.1
10.1	Resignation, Release and Consulting Agreement, dated March 10, 2023, by and between the Registrant and Douglas Devine				X
31.1	Certification of Chief Executive Officer required by Securities Exchange Act Rules 13a-14(a) and 15d-14(a).				X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)				X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.				X
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

iRhythm Technologies, Inc.

Date: May 4, 2023	By:	/s/ Quentin S. Blackford
Quentin S. Blackford President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Brice A. Bobzien
Brice A. Bobzien Chief Financial Officer (Principal Financial Officer)