Form 10-Q
period 2023-06-30
iRhythm Technologies, Inc.
filed 2023-08-04
CIK 1388658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 24, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 30,577,519.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	IRTC	The Nasdaq Stock Market LLC

IRHYTHM TECHNOLOGIES, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements concerning our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the expected impact of macroeconomic conditions, including inflation, interest rate volatility, the federal debt ceiling and budget, instability in the global banking system and volatile market conditions, and global events, including public health crises, such as the persisting impacts of the COVID-19 pandemic, and the ongoing military conflict between Russia and Ukraine, on our business, operations and financial results;
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
•our compliance with all applicable laws, rules and regulations, including those of the U.S. Food and Drug Administration;
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
We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to update or revise these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations, even if new information becomes available in the future.
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

iii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2023	December 31, 2022
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,578	$78,832
Marketable securities	103,161	134,312
Accounts receivable, net	51,108	49,918
Inventory	14,478	15,155
Prepaid expenses and other current assets	11,816	10,555
Total current assets	242,141	288,772
Property and equipment, net	89,845	75,670
Operating lease right-of-use assets	57,917	60,666
Goodwill	862	862
Other assets	38,723	22,252
Total assets	$429,488	$448,222
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,150	$7,517
Accrued liabilities	64,469	65,497
Deferred revenue	3,695	3,051
Operating lease liabilities, current portion	14,099	13,031
Total current liabilities	89,413	89,096
Debt, noncurrent portion	34,942	34,935
Other noncurrent liabilities	1,012	1,307
Operating lease liabilities, noncurrent portion	80,242	83,072
Total liabilities	205,609	208,410
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value - 5,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value - 100,000 shares authorized; 30,550 shares at June 30, 2023 and 30,193 at December 31, 2022 issued and outstanding	30	28
Additional paid-in capital	803,792	762,380
Accumulated other comprehensive loss	(152)	(396)
Accumulated deficit	(579,791)	(522,200)
Total stockholders’ equity	223,879	239,812
Total liabilities and stockholders’ equity	$429,488	$448,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(unaudited)
Revenue, net	$124,130	$102,051	$235,566	$194,429
Cost of revenue	37,905	31,806	73,660	62,425
Gross profit	86,225	70,245	161,906	132,004
Operating expenses:
Research and development	13,677	11,945	28,519	22,487
Selling, general and administrative	91,420	81,751	191,763	154,909
Impairment and restructuring charges	—	—	—	26,608
Total operating expenses	105,097	93,696	220,282	204,004
Loss from operations	(18,872)	(23,451)	(58,376)	(72,000)
Interest expense	(832)	(482)	(1,782)	(2,511)
Interest and other income, net	1,435	69	2,867	85
Loss before income taxes	(18,269)	(23,864)	(57,291)	(74,426)
Income tax provision	213	33	300	80
Net loss	$(18,482)	$(23,897)	$(57,591)	$(74,506)
Net loss per common share, basic and diluted	$(0.61)	$(0.80)	$(1.89)	$(2.51)
Weighted-average shares, basic and diluted	30,502	29,843	30,400	29,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(unaudited)
Net loss	$(18,482)	$(23,897)	$(57,591)	$(74,506)
Other comprehensive income (loss):
Net change in unrealized gains (losses) from marketable securities	(39)	(230)	288	(522)
Cumulative translation adjustment	(44)	—	(44)	—
Comprehensive loss	$(18,565)	$(24,127)	$(57,347)	$(75,028)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2023	2022
(unaudited)
Cash flows from operating activities
Net loss	$(57,591)	$(74,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,367	6,494
Stock-based compensation	32,350	29,001
Amortization of premium and accretion of discounts, net	(2,211)	363
Provision for doubtful accounts and contractual allowances	37,486	29,249
Amortization of operating lease right-of-use assets	2,749	7,863
Impairment charges	—	23,164
Other	141	227
Changes in operating assets and liabilities:
Accounts receivable	(38,676)	(40,199)
Inventory	545	(4,346)
Prepaid expenses and other current assets	(1,260)	1,167
Other assets	(13,471)	(4,090)
Accounts payable	(367)	(4,522)
Accrued liabilities	(1,270)	(1,276)
Deferred revenue	644	(73)
Operating lease liabilities	(1,761)	(7,773)
Net cash used in operating activities	(35,325)	(39,257)
Cash flows from investing activities
Purchases of property and equipment	(17,820)	(16,404)
Purchases of marketable securities	(72,851)	(91,519)
Sales of marketable securities	—	34,965
Maturities of marketable securities	106,500	64,000
Purchase of strategic investment	(3,000)	—
Net cash provided by (used in) investing activities	12,829	(8,958)
Cash flows from financing activities
Payment of loans	—	(21,389)
Proceeds from term loan	—	35,000
Proceeds from issuance of common stock in connection with employee equity incentive plans	5,286	8,372
Payments of issuance costs for long-term debt	—	(77)
Net cash provided by financing activities	5,286	21,906
Effect of exchange rate changes	(44)	—
Net decrease in cash and cash equivalents	(17,254)	(26,309)
Cash and cash equivalents, beginning of period	78,832	127,562
Cash and cash equivalents, end of period	$61,578	$101,253
Supplemental disclosures of cash flow information:
Interest paid	$1,417	$2,214
Cash taxes paid	$288	$—
Cash received from tenant improvement allowances	$1,603	$—
Non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued liabilities	$107	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$7,666
Capitalized stock-based compensation in property and equipment	$3,776	$2,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
(unaudited)
Balance at December 31, 2021	29,494	$27	$685,594	$(406,045)	$(61)	$279,515
Issuance of common stock in connection with employee equity incentive plans, net	275	—	1,076	—	—	1,076
Stock-based compensation	—	—	15,152	—	—	15,152
Net loss	—	—	—	(50,609)	—	(50,609)
Net change in unrealized loss on marketable securities	—	—	—	—	(292)	(292)
Balance at March 31, 2022	29,769	$27	$701,822	$(456,654)	$(353)	$244,842
Issuance of common stock in connection with employee equity incentive plans, net	195	1	7,295	—	—	7,296
Stock-based compensation	—	—	16,631	—	—	16,631
Net loss	—	—	—	(23,897)	—	(23,897)
Net change in unrealized loss on marketable securities	—	—	—	—	(230)	(230)
Balance at June 30, 2022	29,964	$28	$725,748	$(480,551)	$(583)	$244,642

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
(unaudited)
Balance at December 31, 2022	30,193	$28	$762,380	$(522,200)	$(396)	$239,812
Issuance of common stock in connection with employee equity incentive plans, net	270	2	903	—	—	905
Stock-based compensation	—	—	19,899	—	—	19,899
Net loss	—	—	—	(39,109)	—	(39,109)
Net change in unrealized gain on marketable securities	—	—	—	—	327	327
Balance at March 31. 2023	30,463	$30	$783,182	$(561,309)	$(69)	$221,834
Issuance of common stock in connection with employee equity incentive plans, net	87	—	4,383	—	—	4,383
Stock-based compensation	—	—	16,227	—	—	16,227
Net loss	—	—	—	(18,482)	—	(18,482)
Net change in unrealized loss on marketable securities	—	—	—	—	(39)	(39)
Cumulative translation adjustment	—	—	—	—	(44)	(44)
Balance at June 30, 2023	30,550	$30	$803,792	$(579,791)	$(152)	$223,879

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
The Company is headquartered in San Francisco, California, which also serves as a clinical center. The Company has additional clinical centers in Deerfield, Illinois and Houston, Texas and a manufacturing facility in Cypress, California. The Company formed wholly owned subsidiaries in the United Kingdom in March 2016, in Singapore in June 2021, in Japan in June 2022 and in the Philippines in February 2023.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of June 30, 2023, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s unaudited condensed consolidated financial information. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other interim period or for any other future year.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Risks and Uncertainties
Macroeconomic Factors and Supply Chain Constraints
The Company’s operations and performance may vary based on worldwide economic and political conditions, which have been adversely impacted by continued global economic uncertainty, political instability, and military hostilities in multiple geographies, including the persisting impacts of the COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine, domestic and global inflationary trends, interest rate volatility, the federal debt ceiling and budget, instability in the global banking system, global supply shortages, and a tightening labor market. For example, the Company previously experienced staff shortages at its contact centers as a result of the COVID-19 pandemic and federal, state and local responses thereto. A severe or prolonged economic downturn or period of global political instability could drive hospitals and other healthcare professionals to tighten budgets and curtail spending, which could in turn negatively impact rates at which physicians prescribe the Company’s Zio Services. In addition, higher unemployment rates or reductions in employer-provided benefits plans could result in fewer commercially insured patients, resulting in a reduction in the Company’s margins and impairing the ability of uninsured patients to make timely payments. A weak or declining economy could also strain the Company’s suppliers, possibly resulting in supply delays and disruptions. There is also a risk that one or more of the Company’s current service providers, suppliers, or other partners may not survive such difficult economic times, which could directly affect the Company’s ability to attain its goals on schedule and on budget. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. The Company cannot predict the timing, strength, or duration of an economic downturn, instability, or recovery, whether worldwide, in the United States, or within its industry.
The Company’s remote work arrangements resulting from the COVID-19 pandemic and subsequent decision to pursue a sublease for its San Francisco headquarters resulted in an impairment of its right-of-use ("ROU") asset and related leasehold improvements and furniture and fixtures during the six months ended June 30, 2022. As the Company continues to evaluate its real estate footprint, the Company may incur additional impairment charges related to real property lease agreements.
The Company is continuously reviewing its liquidity and anticipated capital requirements. The Company believes it will have adequate liquidity over the next 12 months to operate its business and to meet its cash requirements. As of June 30, 2023, the Company is in compliance with its debt covenants.
Reimbursement
The Company receives revenue for the Zio Services primarily from third-party payors, which include commercial payors and government agencies, such as the Centers for Medicare & Medicaid Services (“CMS”). Third-party payors require the Company to identify the service for which it is seeking reimbursement by using a Current Procedural Terminology (“CPT”) code set maintained by the American Medical Association. These CPT codes are subject to periodic change and update, which will impact the reimbursement rates for the Company’s Zio Services.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contractual allowances, allowance for doubtful accounts, the useful lives of property and equipment, the recoverability of long-lived assets including the estimated usage of the printed circuit board assemblies (“PCBAs”), the incremental borrowing rate for operating leases, accounting for income taxes, impairment of ROU assets, and various inputs used in estimating stock-based compensation. Actual results may differ from those estimates.
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
The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on its assessment of the collectability of customer accounts and recognizes the provision as a component of selling, general and administrative expenses. The Company records a provision for contractual allowances based on the estimated differences between contracted amounts and expected collection rates for services performed. Such provisions are based on the Company's historical experience and are reported as a reduction of revenue.
The Company regularly reviews the allowances by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.
The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Six Months Ended June 30, 2023	Year Ended December 31, 2022	Six Months Ended June 30, 2022
Balance, beginning of period	$18,475	$14,012	$14,012
Add: provision for doubtful accounts	9,424	17,191	7,623
Less: write-offs, net of recoveries and other adjustments	(8,489)	(12,728)	(7)
Balance, end of period	$19,410	$18,475	$21,628
The following table presents the changes in the contractual allowance (in thousands):

	Six Months Ended June 30, 2023	Year Ended December 31, 2022	Six Months Ended June 30, 2022
Balance, beginning of period	$41,389	$31,274	$31,274
Add: provision for contractual adjustments	28,062	41,158	21,626
Less: contractual adjustments	(21,537)	(31,043)	(38)
Balance, end of period	$47,914	$41,389	$52,862

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
Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. The Company records an allowance for doubtful accounts based on the assessment of the collectability of customer accounts, considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. CMS accounted for approximately 25% and 24% of the Company's revenue for the three and six months ended June 30, 2023, respectively, and 24% and 23% of the Company's revenue for the three and six months ended June 30, 2022, respectively. CMS accounted for 22% and 22% of accounts receivable at June 30, 2023 and December 31, 2022, respectively.
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
Revenue Recognition
The Company has developed a proprietary system that combines an FDA-cleared wire-free, patch-based, 14-day wearable biosensor that continuously records ECG data, with a proprietary cloud-based data analytic platform to help physicians monitor patients and diagnose arrhythmias. In addition, the Company has received CE-mark and UKCA certification for Zio XT System and ZEUS algorithm. The Company currently offers three Zio System options—the Zio XT System, the Zio AT System, and the Zio Monitor System.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
The Zio AT System is a prescription-only, remote ECG monitoring system that similarly consists of the Zio AT patch that records the electric signal from the heart continuously for up to 14 days and the ZEUS System, but which also incorporates the Zio AT wireless gateway that provides connectivity between the patch and the ZEUS System during the patient wear period. The wireless gateway, slightly larger than a smart phone, is provided to the patient at the time of Zio AT patch application and collects and transmits data from the Zio AT patch to the cloud via a LTE protocol. The Zio AT service revenue is recognized under two performance obligations - the patient wear period and delivery of electronic Zio reports.
The Company recognizes as revenue the amount of consideration to which it expects to be entitled in exchange for performing the service. The consideration the Company is entitled to varies by payor portfolio, as further defined below, and includes estimates that require significant judgment by management. A unique aspect of healthcare is the involvement of multiple parties to the service transaction. In addition to the patient, often a third-party payor, for example a commercial or governmental payor or healthcare institution, will pay the Company for some or all of the service on the patient’s behalf. Separate contractual arrangements exist between the Company and third-party payors that establish amounts the third-party payor will pay on behalf of a patient for covered services rendered.
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
The Company is utilizing the portfolio approach practical expedient under Accounting Standard Codification ("ASC") 606, Revenue from Contracts with Customers, whereby services provided under each of the above payor types form a separate portfolio. The Company accounts for the contracts within each portfolio as a collective group, rather than individual contracts. Based on history with these portfolios and the similar nature and characteristics of the patients within each portfolio, the Company has concluded that the financial statement effects are not materially different than if accounting for revenue on a contract-by-contract basis.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
The Company makes estimates around the amount of denied claims within a reporting period, a process that requires management judgment. The estimated denied claims are based on historical information, and judgement includes the historical period utilized. The Company monitors the estimated denied claims against the latest available information, and subsequent changes to the estimated denied claims are recorded as an adjustment to revenue in the periods during which such changes occur. Delays in claims submissions could lead to an increase in denials if the Company misses the payors’ filing deadlines, which could result in a reduction in the Company’s receipt of payments. Historical cash collection indicates that it is probable that substantially all of the transaction price, less the estimate of denied claims, will be received. Contracted payors may require that the Company bills patient co-payments and deductibles and from time to time the Company may not be able to collect such amounts due to credit risk. The Company provides for estimates of uncollectible patient accounts receivable, based upon historical experience where judgment includes the historical period utilized, at the time revenue is recognized, with such provisions presented as bad debt expense within the selling, general and administrative line item of the consolidated statements of operations. Adjustments to these estimates for actual experience are also recorded as an adjustment to bad debt expense.
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
For non-contracted portfolios, the Company provides an implicit price concession due to the lack of a contracted rate with the underlying payor. As a result, the Company estimates the transaction price based on historical cash collections utilizing the expected value method. All subsequent changes to the transaction price are recorded as adjustments to revenue.
Stock-Based Compensation
The Company measures the estimated fair values of its restricted stock units (“RSUs”) based on the closing price of the Company's stock on the grant date. For performance-based restricted stock units (“PRSUs”), the Company estimates the fair value based on the closing price of its stock on the grant date and, if the award includes a market condition, a Monte Carlo simulation model. In addition, for performance-based restricted stock units, the Company applies a probability assessment to determine the probable achievement of the performance-based metrics.
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
The Company recognizes compensation expense related to the Employee Stock Purchase Plan (“ESPP”) based on the fair value at each enrollment date of the offering period using the Black-Scholes-Merton option-pricing model value. The stock-based compensation is reduced by the estimated forfeiture and is expensed on a straight-line basis over the offering period.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
3. REVENUE
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Disaggregated revenue by payor type and major service line for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Contracted third-party payors	$67,324	54%	$55,451	54%	$129,231	55%	$107,202	55%
Centers for Medicare and Medicaid	30,871	25%	24,759	24%	57,362	24%	44,821	23%
Healthcare institutions	18,214	15%	15,671	16%	33,995	15%	30,749	16%
Non-contracted third-party payors	7,721	6%	6,170	6%	14,978	6%	11,657	6%
Total	$124,130		$102,051		$235,566		$194,429
Revenue generated from the United States comprised substantially all of the Company's revenue. No other country comprised 10% or greater of the Company's revenue during each of the three and six months ended June 30, 2023 and 2022.
Contract Liabilities
ASC 606, Revenue from Contracts with Customers, requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).
Certain of the Company’s customers pay the Company directly for the Zio XT service upon shipment of devices. Such advance payments are contract liabilities and are recorded as revenue when Zio reports are delivered to the healthcare provider. During the six months ended June 30, 2023, $3.0 million relating to the contract liability balance at the beginning of 2023 was recognized as revenue. During the six months ended June 30, 2022, $3.0 million relating to the contract liability balance at the beginning of 2022 was recognized as revenue.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
4. CASH EQUIVALENTS AND MARKETABLE SECURITIES
The fair value of cash equivalents and marketable securities as of June 30, 2023 and December 31, 2022, were as follows (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$23,562	$—	$—	$23,562
U.S. government securities	108,217	4	(113)	108,108
Total cash equivalents and marketable securities	$131,779	$4	$(113)	$131,670
Classified as:
Cash equivalents				$28,509
Marketable securities				103,161
Total cash equivalents and marketable securities				$131,670

	December 31, 2022
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$24,263	$—	$—	$24,263
U.S. government securities	134,709	12	(409)	134,312
Total cash equivalents and marketable securities	$158,972	$12	$(409)	$158,575
Classified as:
Cash equivalents				$24,263
Marketable securities				134,312
Total cash equivalents and marketable securities				$158,575

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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
The Company's interest-bearing obligation is classified as Level 2. As of June 30, 2023 the fair value of the Company’s outstanding interest-bearing obligation approximated the carrying value of $34.9 million. As of December 31, 2022, the fair value of the Company’s outstanding interest-bearing obligation approximated the carrying value of $34.9 million.
The Company holds a strategic investment that it does not measure at fair value on a recurring basis. The carrying value of this investment is $3.0 million as of June 30, 2023. The Company includes this investment in other assets in its unaudited condensed consolidated balance sheets.

The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.
The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$23,562	$—	$—	$23,562
U.S. government securities	—	108,108	—	108,108
Total	$23,562	$108,108	$—	$131,670

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$24,263	$—	$—	$24,263
U.S. government securities	—	134,312	—	134,312
Total	$24,263	$134,312	$—	$158,575

6. BALANCE SHEET DETAILS
Inventory
Inventory consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials and work-in-process	$7,208	$9,338
Finished goods	7,270	5,817
Total	$14,478	$15,155

Other Assets
Other assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
PCBAs	$30,153	$18,599
Cloud computing arrangements	4,443	2,523
Strategic investment	3,000	—
Other	1,127	1,130
Total	$38,723	$22,252
The Company uses PCBAs in each wearable Zio XT patch, Zio AT patch, and Zio Monitor patch, as well as the wireless gateway used in conjunction with the Zio AT patch. Each time a PCBA is used in a wearable Zio XT patch, Zio AT patch, or Zio Monitor patch, a portion of the cost of the PCBA is recorded as a cost of revenue. The PCBAs are charged over a period beyond one year. Charges to cost of revenue were $1.6 million and $3.0 million for the three and six months ended June 30, 2023, respectively, and $1.4 million and $2.5 million for the three and six months ended June 30, 2022, respectively.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
During the six months ended June 30, 2023, PCBAs increased by $11.6 million primarily related to the expanded launch of the Zio Monitor System and an increase in purchases of the Zio XT patch PCBAs.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Laboratory and manufacturing equipment	$5,655	$4,911
Computer equipment and software	2,448	2,315
Furniture and fixtures	4,198	4,119
Leasehold improvements	23,533	23,144
Internal-use software	49,351	44,877
Internal-use software in development	40,345	28,069
Construction in progress	6,626	3,451
Total property and equipment, gross	132,156	110,886
Less: accumulated depreciation and amortization	(42,311)	(35,216)
Total property and equipment, net	$89,845	$75,670
Depreciation and amortization expense was $3.8 million and $7.4 million for the three and six months ended June 30, 2023, respectively, and $3.4 million and $6.5 million for the three and six months ended June 30, 2022, respectively, of which amortization related to internal-use software, was $2.8 million and $5.5 million, for the three and six months ended June 30, 2023, respectively, and $2.5 million and $4.7 million for the three and six months ended June 30, 2022, respectively.
During the three and six months ended June 30, 2023, internal-use software, both in service and in development, increased by $8.9 million and $16.8 million, respectively. This increase related to enhancements in the Company’s core technology, products and services and artificial intelligence, as well as investment in future technology, such as the Zio Monitor System, the Company's new biosensor technology platform, and the clinically-integrated ZEUS System for the Zio Watch.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued payroll and related expenses	$27,159	$34,752
Accrued vacation	10,041	8,608
Accrued expenses	10,255	7,006
Claims payable	7,257	4,464
Accrued employee share purchase plan contributions	1,090	1,045
Accrued income and sales taxes	2,604	2,388
Accrued professional services fees	6,063	7,234
Total accrued liabilities	$64,469	$65,497
During the year ended December 31, 2022 and the six months ended June 30, 2023, the Company has incurred expenses in connection with efforts to further globalize its operational footprint and expects to continue to incur such expenses through mid-2024. Included in accrued liabilities as of June 30, 2023, above, were $3.1 million in accrued payroll and related expenses and $0.8 million in accrued professional services fees.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
7. IMPAIRMENT AND RESTRUCTURING CHARGES
During the three and six months ended June 30, 2023, there were no impairment and restructuring charges.
In February 2022, the Company's board of directors (the “Board”) approved a restructuring plan ("Restructuring Plan") to allow it to effectively and efficiently scale its business, which resulted in severance and other employment related costs of $3.4 million during the six months ended June 30, 2022. Also in February 2022, the Board approved reducing the Company's leased space for its headquarters in San Francisco, California, by a total amount of leased square footage of approximately 50%. As a result, the Company recognized an impairment of its ROU asset and related leasehold improvements and furniture and fixtures in the amount of $23.2 million during the six months ended June 30, 2022. The Company's restructuring and impairment charges are described below (in thousands):

Six Months Ended June 30, 2022
Restructuring charges	$3,444
Impairment charges	23,164
Total	$26,608
The Company did not record any impairment charges during the three months ended June 30, 2022.
For further details, please refer to Note 7, Impairment and Restructuring, included in the financial statements accompanying the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Restructuring
The following table provides a summary of changes in the restructuring liabilities associated with the Restructuring Plan (in thousands):

	December 31, 2022	Charges	Cash Payments	June 30, 2023
Employee severance	$394	$—	$(394)	$—
Total	$394	$—	$(394)	$—

8. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company is party to various purchase arrangements related to its manufacturing and research and development activities. During the six months ended June 30, 2023, there were no material changes to purchase commitments from those disclosed in Note 8, Commitments and Contingencies, included in the financial statements accompanying the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Leases
The Company leases office, manufacturing, and clinical centers under non-cancelable operating leases which expire on various dates through 2033. These leases generally contain scheduled rent increases or escalation clauses and renewal options. Operating lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The operating lease ROU assets also include any lease payments made to the lessor at or before the commencement date as well as variable lease payments which are based on a consumer price index. The Company is also subject to variable lease payments related to janitorial services and electricity which are not included in the operating lease ROU asset as they are based on actual usage. The Company recognizes operating lease expenses, generally on a straight-line basis over the lease period.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Contractual obligations under operating lease liabilities were as follows (in thousands):

Year Ending December 31:
2023 (remainder of the year)	$10,417
2024	20,592
2025	20,385
2026	20,136
2027	19,736
Thereafter	36,124
Total lease payments	127,390
Less: imputed interest	(33,049)
Total lease liabilities	$94,341
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
On February 1, 2021, a putative class action lawsuit was filed in the United States District Court for the Northern District of California (the “Court”) alleging that the Company and its former Chief Executive Officer, Kevin M. King, violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder (“Securities Class Action Lawsuit”). On August 2, 2021, the lead plaintiff filed an amended complaint, and filed a further amended complaint on September 24, 2021. The amended complaint names as defendants, in addition to the Company and Mr. King, its former Chief Executive Officer, Michael J. Coyle, and former Chief Financial Officer and former Chief Operating Officer, Douglas J. Devine. The purported class in the amended complaint includes all persons who purchased or acquired the Company's common stock between August 4, 2020 and July 13, 2021, and seeks unspecified damages purportedly sustained by the class. On October 27, 2021, the Company filed a motion to dismiss the amended complaint. The motion to dismiss was fully briefed and the Court held a hearing on the motion on February 4, 2022, after which the Court took the matter under submission. On March 31, 2022, the Court issued an order granting the Company's motion to dismiss the Securities Class Action Lawsuit, without allowing plaintiff further leave to amend, and entered judgment in favor of the Company and the other defendants. On April 29, 2022, the plaintiff that filed the initial complaint in the action filed a notice of appeal to the Ninth Circuit Court of Appeals. On September 7, 2022, the plaintiff-appellant filed its opening brief, and the Company filed a motion to dismiss for lack of standing to appeal and Article III standing on September 27, 2022. On October 17, 2022, the plaintiff filed its response to the Company's motion to dismiss, and the Company filed its reply in support of the motion to dismiss on November 3, 2022. The Company's motion to dismiss the appeal was denied without prejudice on December 8, 2022. The Company filed its responding brief on the appeal on February 16, 2023. Briefing on the appeal has been completed and the Ninth Circuit Court of Appeals heard argument on July 13, 2023. The Company believes the Securities Class Action Lawsuit to be without merit and plans to defend itself vigorously.
On March 26, 2021, the Company received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California requesting information related to communications with FDA and the Company's products and services. On September 14, 2021, the Company received a second subpoena requesting additional information. On April 4, 2023, the Company received a Subpoena Duces Tecum from the Consumer Protection Branch, Civil Division of the U.S. Department of Justice, requesting production of various documents regarding the Company’s products and services. The Company is cooperating fully on these matters.

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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
On March 28, 2022, the Company entered into a Second Amendment (“2022 Amendment”) to its SVB Loan Agreement which provided for a term loans facility in the aggregate principal amount of up to $75.0 million (the “2022 Term Loans”), of which $35.0 million was borrowed at closing and a portion of the proceeds was used to pay in full the outstanding balance of $18.5 million under the SVB Loan Agreement. The remaining $40.0 million of 2022 Term Loans may be borrowed from time to time at the Company’s option, in increments of at least $10.0 million, through December 31, 2023. The Company will pay interest only on the 2022 Term Loans until April 1, 2025, when it will commence repaying the 2022 Term Loans in 24 equal consecutive monthly installments, with all obligations under the 2022 Term Loans maturing on March 1, 2027. Interest charged on the 2022 Term Loans will accrue at a floating per annum rate equal to the greater of: (A) the Prime Rate plus 0.25%; and (B) 3.5%. The Company is also required to pay fees on any prepayment of the 2022 Term Loans, ranging from 1.0% to 3.0% depending on the date of prepayment, and a final payment equal to 5.0% of the principal amount of the 2022 Term Loans drawn. Once repaid or prepaid, the 2022 Term Loans may not be reborrowed. The Company accounted for the refinancing as an extinguishment of the original loans and paid a fee of $1.8 million, which was included in interest expense on the unaudited condensed consolidated statement of operations and recorded the 2022 Term Loans, net of issuance costs. The issuance costs on the new loans are amortized over the term of the loan.
The 2022 Amendment also amended the terms of the revolving credit line under the SVB Loan Agreement, which provided for an aggregate principal amount of $25.0 million, to: (i) extend the maturity date from August 1, 2023 to March 1, 2027, (ii) increase the letters of credit sublimit to $15.0 million and (iii) increase the cash management services sublimit to $15.0 million. Interest charged on the principal amount outstanding under the revolving credit line accrues at a floating per annum rate equal to the greater of (A) the Prime Rate plus 0.25% and (B) 3.5%. The Company is required to pay an annual fee equal to 0.15% of the revolving credit line. As of June 30, 2023, no loans were outstanding under the revolving credit line and the Company had used $8.4 million in letters of credit.
The 2022 Amendment also amended the SVB Loan Agreement to require the Company to comply, as of the last day of each fiscal quarter, with a quick ratio of at least 1.0 to 1.15 or minimum adjusted EBITDA trailing 6 months of at least $15.0 million.
On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve Board, and FDIC released a joint statement announcing that the FDIC would complete its resolution of SVB in a manner that fully protected all depositors at SVB and that depositors would have access to all of their money starting March 13, 2023. On March 26, 2023, it was announced that First-Citizens Bank & Trust Company would assume all of SVB’s deposits and loans as of March 27, 2023. The Company continues to have access to the revolving credit line and letters of credit available pursuant to the SVB Loan Agreement and was in compliance with its loan covenants as of June 30, 2023.
Future minimum payments
Contractual obligations for the 2022 Term Loans comprise principal and interest payments as follows (in thousands):

Year Ending December 31,
2023 (remainder of the year)	$1,512
2024	3,025
2025	15,763
2026	18,693
2027	4,438
Total	43,431
Less: Amount representing interest	(8,431)
Less: Debt issuance costs	(58)
Principal payments	$34,942

10. INCOME TAXES
The Company recorded a tax provision related to its U.S. state taxes and the U.K. subsidiary during the three and six months ended June 30, 2023 and 2022. Due to the uncertainties surrounding the realization of the U.S. deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
11. STOCKHOLDERS' EQUITY
Common Stock
The Company’s amended and restated certificate of incorporation dated October 25, 2016, as amended, authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends were declared through June 30, 2023.
The Company had reserved shares of common stock for issuance as follows (in thousands):

	June 30, 2023	December 31, 2022
Options issued and outstanding	309	328
Unvested RSUs and PRSUs [1]	2,517	2,026
Shares available for grant under future stock plans	7,039	7,823
Shares available for future issuance	9,865	10,177

1PRSUs are based on the maximum number of PRSUs in the key executive grant agreements. The actual number of PRSUs granted will be based on the annual unit volume compound annual growth rate (“CAGR”) discussed in Note 12, Equity Incentive Plan and Stock-Based Compensation.
12. EQUITY INCENTIVE PLAN AND STOCK-BASED COMPENSATION
A summary of awards available for grant under the Company’s 2016 Equity Incentive Plan is as follows (in thousands):

Shares Available for Grant
Balance as of December 31, 2022	7,823
Awards granted [1]	(938)
Awards forfeited [1]	154
Balance as of June 30, 2023	7,039

1 Awards granted and forfeited include PRSUs, which are based on the maximum number of PRSUs in the key executive grant agreements. The actual number of PRSUs granted will be based on the annual unit volume CAGR discussed in Note 12, Equity Incentive Plan and Stock-Based Compensation.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of RSUs and PRSUs are based on the Company’s closing stock price on the date of grant. The fair value of market based PRSUs were estimated at the date of grant using the Monte-Carlo option pricing model. A summary is as follows (in thousands, except weighted average grant date fair value):

	Restricted Stock Units		Performance Based Restricted Stock Units and Market-Based Units
	Shares Underlying RSUs	Weighted Average Grant Date Fair Value	Shares Underlying PRSUs [1]	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	1,465	$111.16	561	$120.22
Granted	670	118.32	268	135.95
Vested	(268)	124.69	(24)	107.05
Forfeited	(91)	114.97	(64)	119.29
Balance as of June 30, 2023	1,776	$111.63	741	$126.42

1Based on the maximum number of PRSUs in the key executive grant agreements. The actual number of PRSUs granted will be based on the annual unit volume CAGR discussed in Note 12, Equity Incentive Plan and Stock-Based Compensation.
As of June 30, 2023, there was total unamortized compensation costs of $142.6 million, net of estimated forfeitures, related to unrecognized RSU expense, which the Company expects to recognize over a weighted average remaining period of 1.9 years. Aggregate intrinsic value of the RSUs was $185.3 million as of June 30, 2023.
As of June 30, 2023, there was total unamortized compensation costs of $27.4 million, net of estimated forfeitures, related to unrecognized PRSU expense, which the Company expects to recognize over a weighted average remaining period of 2.2 years. Aggregate intrinsic value of the PRSUs was $77.3 million as of June 30, 2023.
PRSUs and Market-based RSUs
The Company grants PRSUs to its key executives. PRSUs can be earned in accordance with the performance equity program for each respective grant.
For further details on PRSUs granted in 2022 and prior years, please refer to Note 13, Equity Incentive Plans, in the financial statements accompanying the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
In addition, in February 2023, the Company granted market-based PRSUs to senior executive officers. These PRSUs to be earned will be based on the CAGR calculated between fiscal year 2025's and fiscal year 2022's annual unit volume and measuring performance thresholds mentioned above, as well as a comparison of the S&P Healthcare Index to the Company's Total Shareholder Return (“TSR”). The grant date fair value of the TSR was based on the expected term of 2.9 years, interest risk free rate of 4.5%, implied volatility of 83.8% and no dividend yield. These February 2023 awards are subject to the senior executive officers continued employment through the vesting date of March 15, 2026.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Options
The following table summarizes stock option activity during the six months ended June 30, 2023 (in thousands, except weighted average exercise price per share and years):

		Options Outstanding
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	328	$43.00	4.43	$16,635
Options exercised	(19)	54.14
Balance as of June 30, 2023	309	42.31	3.91	19,161
Options exercisable – June 30, 2023	309	$42.31	3.91	$19,161
There have been no options granted since December 31, 2019. As of June 30, 2023, the options were fully vested.
Employee Stock Purchase Plan
In October 2016, the Board and stockholders approved the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for 12 month offering periods that contain two six-month purchase periods. At the end of each purchase period, employees purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the purchase period. During the six months ended June 30, 2023, approximately 46 thousand shares of the Company's common stock were issued to employees participating in the ESPP and approximately 2.2 million shares of the Company’s common stock remained available for issuance under the ESPP.
For the offering period which started on June 1, 2023, the assumptions included the expected term ranging from 0.5 year to 1.0 year, expected volatility ranging from 48.8% to 59.2%, risk-free interest rate ranging from 5.1% to 5.4% and dividend yield of 0.0%.
During the six months ended June 30, 2023 there were no material changes to the ESPP from those described in Note 13, Equity Incentive Plans, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
As of June 30, 2023, the Company had $4.7 million of unrecognized compensation expense related to ESPP subscriptions that will be recognized over a weighted average period of 0.6 years.
Stock-Based Compensation Expense
The following table summarizes the total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$784	$536	$1,348	$922
Research and development	2,155	1,629	4,542	3,124
Selling, general and administrative	11,160	12,933	26,460	24,955
Total stock-based compensation expense	$14,099	$15,098	$32,350	$29,001

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

13. NET LOSS PER SHARE
As the Company had net losses for the three and six months ended June 30, 2023 and 2022, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share during the three and six months ended June 30, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(18,482)	$(23,897)	$(57,591)	$(74,506)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	30,502	29,843	30,400	29,720
Net loss per common share, basic and diluted	$(0.61)	$(0.80)	$(1.89)	$(2.51)
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the six months ended June 30, 2023 and 2022 because their inclusion would be anti-dilutive (in thousands):

	Six Months Ended June 30,
	2023	2022
Options to purchase common stock	309	381
RSUs and PRSUs[1] unvested	2,518	2,017
Total	2,827	2,398

1PRSUs are based on the maximum number of PRSUs in the key executive grant agreements. The actual number of PRSUs granted will be based on the annual unit volume CAGR discussed in Note 12, Equity Incentive Plan and Stock-Based Compensation.

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
Since first receiving clearance from FDA for our technology in 2009, we have supported physician and patient use of our technology and provided remote cardiac monitoring services from our Medicare-enrolled IDTFs and our qualified technicians. We have provided our Zio Services using our Zio Systems.
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
The following are Zio Services shown as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contracted third-party payors	54%	54%	55%	55%
Centers for Medicare and Medicaid	25%	24%	24%	23%
Healthcare institutions	15%	16%	15%	16%
Non-contracted third-party payors	6%	6%	6%	6%
Key Business Metric
Non-GAAP Financial Measure
Adjusted EBITDA is a key measure we use to assess our financial performance and it is also used for internal planning and forecasting purposes. We believe Adjusted EBITDA is helpful to investors, analysts and other interested parties because it can assist in providing a more consistent and comparable overview of our operational performance across our historical financial periods. In addition, this measure is frequently used by analysts, investors and other interested parties to evaluate and assess performance.
We define Adjusted EBITDA for a particular period as net loss before income tax provision, depreciation and amortization, interest expense and interest income and as further adjusted for stock-based compensation expense, impairment and restructuring charges, and business transformation costs. Business transformation costs include one-time professional services and employee termination costs to augment and restructure the organization to use both outsourced and offshore resources.

Adjusted EBITDA is a non-GAAP financial measure and is presented for supplemental informational purposes only and should not be considered as an alternative or substitute to financial information presented in accordance with GAAP. This measure has certain limitations in that it does not include the impact of certain expenses that are reflected in our unaudited condensed consolidated statements of operations that are necessary to run our business. We may identify additional charges and gains to exclude from Adjusted EBITDA that are significant in nature which may impact period to period comparability and do not represent the ongoing results of the business. Other companies, including other companies in our industry, may not use this measure or may calculate this measure differently than as presented in this Quarterly Report on Form 10-Q, limiting its usefulness as a comparative measure.
The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(18,482)	$(23,897)	$(57,591)	$(74,506)
Interest expense	832	482	1,782	2,511
Interest income	(1,468)	(196)	(2,902)	(328)
Income tax provision	213	33	300	80
Depreciation and amortization	3,791	3,351	7,367	6,494
Stock-based compensation	14,099	15,098	32,350	29,001
Impairment and restructuring charges	—	—	—	26,608
Business transformation costs	5,409	175	11,095	433
Adjusted EBITDA	$4,394	$(4,954)	$(7,599)	$(9,707)
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
We previously experienced business disruptions affecting the availability and cost of materials, which impacted our supply chain and reduced margins, from the COVID-19 pandemic. In addition, during the COVID-19 pandemic, we continued to deliver our Zio Services by operating with remote employees and essential employees on site.
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
Our remote work arrangements resulting from the COVID-19 pandemic and subsequent decision to pursue a sublease for our San Francisco headquarters resulted in an impairment of our right-of-use (“ROU”) asset and related leasehold improvements and furniture and fixtures during the six months ended June 30, 2022. As we continue to evaluate our real estate footprint, we may incur additional impairment charges related to real property lease agreements.
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
Cost of Revenue
Cost of revenue includes direct labor, material costs, equipment and infrastructure expenses, amortization of internal-use software, allocated overhead, and shipping and handling. Direct labor includes payroll-related costs including stock-based compensation involved in manufacturing, clinical data curation, and customer service. Material costs include both the disposable materials costs of the Zio patches and amortization of the re-usable printed circuit board assemblies (“PCBAs”). Each Zio XT patches and Zio Monitor includes a PCBA, and each Zio AT patch includes a PCBA and gateway board, the cost of which is amortized over the anticipated number of uses of the board. We expect cost of revenue to increase in absolute dollars as our revenue increases due to increased direct labor, direct materials, and variable spending as well as amortization of internal-use software, partially offset by economies of scale in relation to fixed costs such as overhead and facilities costs.
Our gross margin has been and will continue to be affected by a variety of factors, including increased contracting with third-party payors and institutional providers. We have in the past been able to increase our pricing as third-party payors become more familiar with the benefits of the Zio Services and move to contracted pricing arrangements. We expect increases to the cost of revenues due to increases to materials and electronics components pricing, labor rates, shipping rates, amortization of capitalized internal-use software, and increases in the general level of inflation, partially offset by reduced costs from obtaining volume purchase discounts for our material costs, implementing scan-time algorithms and process improvements, automating manufacturing assembly and packaging, and through software-driven and other workflow enhancements to reduce labor costs.
Research and Development Expenses
We expense research and development costs as they are incurred. Research and development expenses include payroll-related costs, including stock-based compensation, consulting services, clinical studies, laboratory supplies and allocated facility overhead costs. In addition, we expense milestone payments, when probable, for the Development Collaboration Agreement (the “Development Agreement”) with Verily Life Sciences LLC (“Verily”). We expect our research and development costs to increase in absolute dollars as we hire additional personnel to develop new product and service offerings, product enhancements, and clinical evidence.
Selling, General and Administrative Expenses
Our sales and marketing expenses consist of payroll-related costs, including stock-based compensation, sales commissions, travel expenses, consulting, public relations costs, direct marketing, tradeshow and promotional expenses, and allocated facility overhead costs.
Our general and administrative expenses consist primarily of payroll-related costs for executive, finance, legal and administrative personnel, including stock-based compensation. Other significant expenses include professional fees for legal and accounting services, consulting fees, recruiting fees, bad debt expense, third-party patient claims processing fees, and travel expenses. In addition, we incurred business transformation costs to scale our organization during 2022 and expect to incur additional business transformation costs throughout 2023 with the restructuring activities to be substantially complete by mid-2024. Upon completion, we expect to achieve operational efficiencies in our administrative expenses.
Interest Expense
Interest expense is attributable to borrowings under our loan agreements. See Note 9, Debt, in the Notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our loan agreements.

Interest and Other Income, Net
Interest and other income, net consists primarily of interest income which consists of interest received on our cash and cash equivalents and marketable securities as well as realized and unrealized foreign currency exchange gains or losses.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2023 and 2022.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change*	% Change	2023	2022	$ Change*	% Change

	(dollars in thousands, except percentages)
Revenue	$124,130	$102,051	$22,079	22%	$235,566	$194,429	$41,137	21%
Cost of revenue	37,905	31,806	6,099	19%	73,660	62,425	11,235	18%
Gross profit	86,225	70,245	15,980	23%	161,906	132,004	29,902	23%
Operating expenses:
Research and development	13,677	11,945	1,732	14%	28,519	22,487	6,032	27%
Selling, general and administrative	91,420	81,751	9,669	12%	191,763	154,909	36,854	24%
Impairment and restructuring charges	—	—	—	—%	—	26,608	(26,608)	(100)%
Total operating expenses	105,097	93,696	11,401	12%	220,282	204,004	16,278	8%
Loss from operations	(18,872)	(23,451)	4,579	(20)%	(58,376)	(72,000)	13,624	(19)%
Interest expense	(832)	(482)	(350)	73%	(1,782)	(2,511)	729	(29)%
Interest and other income, net	1,435	69	1,366	nm	2,867	85	2,782	nm
Loss before income taxes	(18,269)	(23,864)	5,595	(23)%	(57,291)	(74,426)	17,135	(23)%
Income tax provision	213	33	180	545%	300	80	220	275%
Net loss	$(18,482)	$(23,897)	$5,415	(23)%	$(57,591)	$(74,506)	$16,915	(23)%

nm- percentage change not meaningful.
* Certain numbers expressed in millions may not sum due to rounding.
Revenue
Revenue increased by $22.1 million, or 22%, to $124.1 million during the three months ended June 30, 2023, as compared to $102.1 million during the three months ended June 30, 2022. Revenue increased by $41.1 million, or 21%, to $235.6 million during the six months ended June 30, 2023, as compared to $194.4 million during the six months ended June 30, 2022. For the three and six months ended June 30, 2023, the increases in revenue were primarily attributable to increases in the volume of Zio Services resulting from increasing demand, partially offset by a slight decline in average selling price.
Cost of Revenue
Cost of revenue increased by $6.1 million, or 19%, to $37.9 million during the three months ended June 30, 2023, as compared to $31.8 million during the three months ended June 30, 2022. Cost of revenue increased by $11.2 million, or 18%, to $73.7 million during the six months ended June 30, 2023, as compared to $62.4 million during the six months ended June 30, 2022. For the three and six months ended June 30, 2023, the increases in cost of revenue were primarily due to increases in the volume of Zio Services provided due to higher demand.
Research and Development Expenses
Research and development expenses increased $1.7 million, or 14%, to $13.7 million during the three months ended June 30, 2023, as compared to $11.9 million during the three months ended June 30, 2022. Research and development expenses increased $6.0 million, or 27%, to $28.5 million during the six months ended June 30, 2023, as compared to $22.5 million during the six months ended June 30, 2022. The increases in research and development expenses for the three and six months ended June 30, 2023 were primarily due to higher headcount-related costs and further development, enhancement, and functionality of our current and future product offerings.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $9.7 million, or 12%, to $91.4 million during the three months ended June 30, 2023, as compared to $81.8 million during the three months ended June 30, 2022. Selling, general and administrative expenses increased $36.9 million, or 24%, to $191.8 million during the six months ended June 30, 2023, as compared to $154.9 million during the six months ended June 30, 2022. The increases were primarily attributable to an increase in headcount related costs (including stock-based compensation) for incremental headcount and executive hires supporting growth in our operations, an increase in business transformation costs to scale the organization, and an increase in software and hardware costs to support the growth in our infrastructure.
Impairment and Restructuring Charges
There were no impairment and restructuring charges during the six months ended in June 30, 2023. In February 2022, our board of directors (the “Board”) approved reducing our leased space for our headquarters in San Francisco, California. As a result, we recognized an impairment of our ROU asset and related leasehold improvements and furniture and fixtures in the amount of $23.2 million during the six months ended June 30, 2022. Also in February 2022, the Board approved a restructuring plan to allow us to effectively and efficiently scale our business, which resulted in severance and other employment related costs of $3.4 million during the six months ended June 30, 2022.
Interest expense
Interest expense increased by $0.4 million to $0.8 million during the three months ended June 30, 2023, as compared to $0.5 million during the three months ended June 30, 2022. The increase in interest expense was attributable to increases in interest rates period over period.
Interest expense decreased by $0.7 million to $1.8 million during the six months ended June 30, 2023, as compared to $2.5 million during the six months ended June 30, 2022. During the six months ended June 30, 2022, we incurred financing fees of $1.75 million associated with the second amendment to the SVB Loan Agreement (as defined below). Offsetting this reduction was an increase in interest expense of $0.9 million due to higher interest rates period over period.
Interest and other income, net
Interest and other income, net increased by $1.3 million to $1.4 million during the three months ended June 30, 2023, as compared to $0.1 million during the three months ended June 30, 2022. Interest and other income, net increased by $2.8 million to $2.9 million during the six months ended June 30, 2023, as compared to $0.1 million during the six months ended June 30, 2022. The increase was primarily due to higher interest earned from our cash and cash equivalents and marketable securities during the three and six months ended June 30, 2023, as compared to the same periods in 2022.
Liquidity and Capital Expenditures
Overview
As of June 30, 2023, we had cash and cash equivalents of $61.6 million, marketable securities of $103.2 million, and accounts receivable of $51.1 million. In addition, we have $40.0 million available under a term loans facility and $16.6 million available under a revolving credit line. We are continuously reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by the current macroeconomic environment, including inflation, interest rate volatility, the federal debt ceiling and budget, instability in the global banking system, and the persisting impacts of the COVID-19 pandemic. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. We believe that our current cash, cash equivalents, marketable securities balances, and term loans facility, together with income to be derived from the sales of our Zio Services, will be sufficient to meet our liquidity requirements for at least the next 12 months.
Under the terms of the Development Agreement, we agreed to make cash payments to Verily up to an aggregate of $12.75 million in milestone payments upon achievement of various development and regulatory milestones. We have achieved milestones tied to payments totaling $11.0 million through June 30, 2023, and anticipate making additional milestone payments of $1.75 million over the remainder of 2023 and into 2024, subject to achievement of specified milestones.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(35,325)	$(39,257)
Investing activities	12,829	(8,958)
Financing activities	5,286	21,906
Net decrease in cash and cash equivalents	$(17,210)	$(26,309)
Operating Activities
During the six months ended June 30, 2023, cash used in operating activities was $35.3 million, a decrease of $3.9 million, as compared to $39.3 million during the six months ended June 30, 2022. The reduction was primarily attributable to favorable impacts of $16.5 million from the timing of collections and payments associated with our accounts receivable, inventory, operating leases, and accounts payable, partially offset by an increase in payments for other assets of $9.4 million, primarily for the purchase of PCBAs.
Investing Activities
During the six months ended June 30, 2023, cash provided by investing activities was $12.8 million, an increase of $21.8 million as compared to cash used by investing activities of $9.0 million during the six months ended June 30, 2022. The increase was primarily attributable to a net increase in proceeds from marketable securities of $26.2 million, partially offset by increases in purchases of property and equipment of $1.4 million and the purchase of a strategic investment of $3.0 million.
Financing Activities
During the six months ended June 30, 2023, cash provided by financing activities was $5.3 million, a decrease of $16.6 million as compared to $21.9 million during the six months ended June 30, 2022. The decrease was primarily attributed to net proceeds during the first half of 2022 of $13.6 million, associated with a $35.0 million term loan offset by a $21.4 million debt repayment. Additionally, there was a decrease of $3.1 million in proceeds from the issuance of common stock in connection with our employee equity incentive plan.
Bank Debt
In October 2018, we entered into the Third Amended and Restated Loan and Security Agreement (the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”). Under the SVB Loan Agreement, we had borrowed $35.0 million and had made repayments through March 2022, at which time the outstanding balance was $18.5 million.
On March 28, 2022, we entered into a Second Amendment (the “2022 Amendment”) to our SVB Loan Agreement which provided for a term loans facility in the aggregate principal amount of up to $75.0 million (the “2022 Term Loans”), of which $35.0 million was borrowed at closing and a portion of the proceeds was used to pay in full the outstanding balance of $18.5 million under the SVB Loan Agreement. The remaining $40.0 million of 2022 Term Loans may be borrowed from time to time at our option, in increments of at least $10.0 million, through December 31, 2023. We will pay interest only on the 2022 Term Loans until April 1, 2025, when we will commence repaying the 2022 Term Loans in 24 equal consecutive monthly installments, with all obligations under the 2022 Term Loans maturing on March 1, 2027. Interest charged on the 2022 Term Loans will accrue at a floating per annum rate equal to the greater of: (A) the Prime Rate plus 0.25%; and (B) 3.5%. We are also required to pay fees on any prepayment of the 2022 Term Loans, ranging from 1.0% to 3.0% depending on the date of prepayment, and a final payment equal to 5.0% of the principal amount of the 2022 Term Loans drawn. Once repaid or prepaid, the 2022 Term Loans may not be reborrowed.
The 2022 Amendment also amended the terms of the revolving credit line under the SVB Loan Agreement, which provided for an aggregate principal amount of $25.0 million, to: (i) extend the maturity date from August 1, 2023 to March 1, 2027, (ii) increase the letters of credit sublimit to $15.0 million and (iii) increase the cash management services sublimit to $15.0 million. Interest charged on the principal amount outstanding under the revolving credit line will accrue at a floating per annum rate equal to the greater of (A) the Prime Rate plus 0.25% and (B) 3.5%. We are required to pay an annual fee equal to 0.15% of the revolving credit line. As of June 30, 2023, no loans were outstanding under the revolving credit line and we had used $8.4 million in letters of credit.

The 2022 Amendment also amended the SVB Loan Agreement to require us to comply, as of the last day of each fiscal quarter, with a quick ratio of at least 1.0 to 1.15 or minimum adjusted EBITDA trailing six months of at least $15.0 million.
On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve Board, and FDIC released a joint statement announcing that the FDIC would complete its resolution of SVB in a manner that fully protected all depositors at SVB and that depositors would have access to all of their money starting March 13, 2023. On March 26, 2023, it was announced that First-Citizens Bank & Trust Company would assume all of SVB’s deposits and loans as of March 27, 2023. We continue to have access to the revolving credit line and letters of credit available pursuant to the SVB Loan Agreement and we were in compliance with our loan covenants as of June 30, 2023.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our significant accounting policies are described in Note 2, Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The critical accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There were no material changes to our critical accounting estimates during the six months ended June 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities of $164.7 million and $213.1 million as of June 30, 2023, and December 31, 2022, respectively; which consisted of bank deposits, money market funds and U.S. government securities. Such interest-earning instruments carry a degree of interest rate risk.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. Based upon our overall interest rate exposure as of June 30, 2023, a change of 10 percent in interest rates, assuming the amount of our investment portfolio and overall economic environment remains constant, would not have a material effect on interest income.
As of June 30, 2023 and December 31, 2022, we had total outstanding debt of $34.9 million for each period, net of debt issuance costs. The SVB Loan Agreement carries a variable interest rate based on the “Prime Rate” published by The Wall Street Journal. A hypothetical 10% change in interest rates during each of the three and six months ended June 30, 2023 and 2022 would have resulted in an immaterial impact on our unaudited condensed consolidated financial statements.

Foreign Currency Exchange Rate Sensitivity
We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in British Pound Sterling and in Philippine Pesos. As of June 30, 2023 and December 31, 2022, we do not consider this risk to be material. We do not utilize any forward foreign exchange contracts, although we may choose to do so in the future. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, sales, or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

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
As required by Rule 13a under the Exchange Act, our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On February 1, 2021, a putative class action lawsuit was filed in the United States District Court for the Northern District of California (the “Court”) alleging that we and our former Chief Executive Officer, Kevin M. King, violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder (“Securities Class Action Lawsuit”). On August 2, 2021, the lead plaintiff filed an amended complaint, and filed a further amended complaint on September 24, 2021. The amended complaint names as defendants, in addition to us and Mr. King, our former Chief Executive Officer, Michael J. Coyle, and former Chief Financial Officer and former Chief Operating Officer, Douglas J. Devine. The purported class in the amended complaint includes all persons who purchased or acquired our common stock between August 4, 2020 and July 13, 2021, and seeks unspecified damages purportedly sustained by the class. On October 27, 2021, we filed a motion to dismiss the amended complaint. The motion to dismiss was fully briefed and the Court held a hearing on the motion on February 4, 2022, after which the Court took the matter under submission. On March 31, 2022, the Court issued an order granting our motion to dismiss the Securities Class Action Lawsuit, without allowing plaintiff further leave to amend, and entered judgment in favor of us and the other defendants. On April 29, 2022, the plaintiff that filed the initial complaint in the action filed a notice of appeal to the Ninth Circuit Court of Appeals. On September 7, 2022, the plaintiff-appellant filed its opening brief, and we filed a motion to dismiss for lack of standing to appeal and Article III standing on September 27, 2022. On October 17, 2022, the plaintiff filed its response to our motion to dismiss, and we filed our reply in support of the motion to dismiss on November 3, 2022. Our motion to dismiss the appeal was denied without prejudice on December 8, 2022. We filed our responding brief on the appeal on February 16, 2023. Briefing on the appeal has been completed and the Ninth Circuit Court of Appeals heard argument on July 13, 2023. We believe the Securities Class Action Lawsuit to be without merit and plan to defend ourselves vigorously.
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
•If reimbursement or other payment for our Zio Services is reduced or modified in the United States, including through cost containment measures or changes to policies with respect to coding, coverage and pricing, our business could suffer.
•If we are unable to expand the number of third-party commercial payors with which we contract or expand coverage for existing third-party commercial payors, our commercial success could be impacted.
•Our revenue relies on our Zio Services, which are currently our only offerings. If our Zio Services or future service offerings fail to gain, or lose, market acceptance, our business will suffer.
•The market for remote cardiac monitoring solutions is highly competitive. If our competitors are able to develop or market monitoring devices and services that are more effective, or gain greater acceptance in the marketplace, than any services and related devices we develop, our commercial opportunities will be reduced or eliminated.
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
•Although our current Zio Systems are comprised of medical devices that have received FDA marketing authorization (510(k) clearance) as well as regulatory certifications in the EU and the UK, we may regularly engage in product enhancements and in iterative changes to existing products, as well as seeking to develop new technology or use of technology for new indications for use. These medical device developments may trigger further regulatory reviews and the results of those reviews are unpredictable.
•We are subject to extensive compliance requirements for the quality, design, safety, performance and post-market surveillance of the medical device we manufacture for use in our Zio Services, and for vigilance on complaint-handling, escalation, assessment, and reporting of adverse events and malfunctions. A wide range of quality, risk, regulatory, or safety matters could trigger the need for a recall, a hold on the distribution of the marketed product, or other corrective actions to marketed products.
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
•Our use of third-party service providers or company resources located outside the United States to support certain customer care, clinical and other operations of our independent diagnostic testing facilities ("IDTFs") may present challenges, and if we are ineffective in limiting work performed by these service providers or company resources consistent with applicable regulations or our contractual agreements with commercial payors, we may be subject to penalties or experience loss of revenue.
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
During the three and six months ended June 30, 2023, we received approximately 25% and 24%, respectively, of our total revenue from the Medicare program (inclusive of Medicare Advantage). The Medicare program is administered by CMS, which imposes extensive and detailed requirements on diagnostic services providers, including IDTFs. These requirements include, but are not limited to, rules that govern how we structure our relationships with physicians, how we operate our IDTFs and market our Zio Services, when we may perform diagnostic tests, and how and when we submit reimbursement claims. Our failure to comply with the applicable Medicare rules and requirements could result in discontinuation of our reimbursement under the Medicare payment program, a requirement to return funds already paid to us, civil monetary penalties, criminal penalties, and/or exclusion from the Medicare program, which would have a material adverse impact on our reputation, business and results of operations.
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
If reimbursement or other payment for our Zio Services is reduced or modified in the United States, including through cost containment measures or changes to policies with respect to coding, coverage and pricing, our business could suffer.
We receive a substantial portion of our revenue from Medicare and third party commercial payors with which we contract, and we cannot predict whether and to what extent existing reimbursement rates will continue to be available. If CMS or any of our key commercial payors reduce reimbursement rates for our Zio Services, our business, operating results, and prospects would be adversely affected.
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
We report to third party payors the technical components of the remote cardiac monitoring services that are performed with our Zio XT, Zio AT, and Zio Monitor Systems using CPT codes established by the American Medical Association. These CPT codes are manufacturer- and technology-agnostic but describe general technical features required to support the diagnostic medical procedures represented by these billing codes. Given the nature of CPT codes, there is always some degree of risk for an entity that bills for its services that regulators or other third parties could assert that the CPT codes utilized were not appropriate, and recent events have the potential to increase the risk of questions or inquiry regarding our use of a specific CPT code.

The CPT codes used to report remote cardiac monitoring services, including those used to report our Zio Services, were drafted by the American Medical Association (“AMA”) in a manufacturer- and specific technology-agnostic manner. Regulators or other third parties could assert that our technology does not support certain diagnostic procedures described by the CPT codes that we currently use to report our Zio Services. For example, a regulator or other third party could assert that the Zio AT System cannot support MCT services, which could jeopardize our ability to submit claims for reimbursement for services utilizing our Zio AT System and may require us to evaluate whether we have received any overpayments that must be reported and returned to third party payors. Certain language in the warning letter could increase the risk of inquiries regarding our historical or current use of CPT code 93229. Consistent with the AMA’s definition of MCT, the Zio AT System’s indications for use under our 510(k) clearance include uninterrupted ECG recording during normal day-to-day activities to capture, analyze and report diagnostic information regarding asymptomatic arrhythmias as well as other transient, non-critical symptoms (e.g., palpitations, pre-syncope, syncope, shortness of breath or dizziness) for review by our IDTFs and escalation to the patient’s treating healthcare professional, consistent with the healthcare professional’s prescribed notification criteria, during the monitoring period.

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
The market for remote cardiac monitoring solutions is highly competitive. If our competitors are able to develop or market monitoring devices and services that are more effective, or gain greater acceptance in the marketplace, than any services and related devices we develop, our commercial opportunities will be reduced or eliminated.
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
We have also seen a trend in the market for large medical device companies to acquire, invest in, or form alliances with these smaller companies in order to diversify their product offerings and participate in the digital health space. Future competition could come from makers of wearable fitness products or large information technology companies focused on improving healthcare. For example, Apple Inc., Fitbit and Samsung, among others, have added capabilities on their platforms to measure non-continuous ECG and to alert users to the potential presence of irregular heartbeats suggestive of asymptomatic Afib. These competitors and potential competitors may introduce new products and services that more directly compete with our Zio Services and related devices.
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

Although our current Zio Systems are comprised of medical devices that have received FDA marketing authorization (510(k) clearance) as well as regulatory certifications in the EU and the UK, we may regularly engage in product enhancements and in iterative changes to existing products, as well as seeking to develop new technology or use of technology for new indications for use. These medical device developments may trigger further regulatory reviews and the results of those reviews are unpredictable.
Before a new medical device or a new intended use for a medical device can be marketed in the United States, a company must first submit an application and receive either 510(k) clearance, De Novo marketing rights or premarket approval from FDA, unless an exemption applies. All of these processes can be expensive, lengthy and unpredictable. We may not be able to obtain the clearances or approvals we seek or may be unduly delayed in doing so, which could harm our business. Even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. Although we have obtained 510(k) clearances to market our Zio System, our clearances can be revoked if safety, efficacy, or significant regulatory compliance problems develop. Even planned changes and improvements to devices and their uses can trigger the need for a new submission. FDA requirements dictate that we must evaluate potential changes and document our decision-making regarding the need for additional submissions and clearances or approvals. Unless effectively planned for in advance, our desired commercial timeline may be impacted.

Significant changes or modifications in design, components, method of manufacture or the intended use or technological characteristics of our Zio System may require new or modified FDA marketing authorization, CE Mark certification (European Union) or UKCA Mark certification (United Kingdom). In some instances, we have identified a need for, and sought and obtained new, 510(k) clearances from FDA for these changes or modifications.
As permitted by applicable law, FDA allows device manufacturers to internally analyze and document a decision that a new clearance or approval is viewed by the manufacturer as unnecessary. Accordingly, we have made certain changes and modifications to our Zio Systems in the past that we believe did not require additional clearances or approvals by FDA. Such internal decisions are, however, subject to review by FDA. For example, FDA has raised questions in the warning letter issued on May 25, 2023 regarding certain changes and modifications to the Zio AT System for which we did not make 510(k) submissions, and rather documented our analysis in letters to file. We are in the process of discussing such matters with FDA.
In such instances where FDA or an EU/UK Notified/Approved Body disagrees with our internal analysis and decision that a new or additional approval or marketing authorization or certification is not needed for any such modifications, we may be required to recall and/or stop the distribution of the impacted Zio System and/or correct the labeling for such Zio System. We may be required to submit a new marketing application or certification, which could require additional testing or other supporting data, a redesign of a product or otherwise impact the provision of services. In these circumstances, the process may require engagement with regulators to resolve concerns and reach a resolution for a product, and we may be subject to significant enforcement actions.
We may not be able to obtain additional marketing authorizations in a timely fashion, or at all, which could harm our ability to introduce new or enhanced products in a timely manner and to meet market expectations for the provision of the services, which in turn could harm our future growth.

We are subject to extensive compliance requirements for the quality, design, safety, performance and post-market surveillance of the medical device we manufacture for use in our Zio Services, and for vigilance on complaint-handling, escalation, assessment, and reporting of adverse events and malfunctions. A wide range of quality, risk, regulatory, or safety matters could trigger the need for a recall, a hold on the distribution of the marketed product, or other corrective actions to marketed products.
Our design and manufacturing facilities and processes and those of certain third-party suppliers are subject to unannounced FDA, state, and Notified/Approved Body regulatory inspections for compliance with various medical device regulations and standards, including the Quality System Regulation (“QSR”), also known as 21 CFR Part 820, European Union Medical Device Directive (“EU MDD”), New European Union Medical Device Regulations (“EU MDR”), and UK Medical Device Regulations (“UK MDR”) requirements. Developing and maintaining a compliant quality system is time consuming and investment intensive. Requirements and standards may change and evolve over time, and we will need to adapt. Failure to maintain compliance with, or not fully complying with the requirements of FDA and state regulators could result in enforcement actions, which could include the issuance of warning letters, adverse publicity, seizures, prohibitions on product sales, recalls, and civil and criminal penalties, any one of which could significantly impact our manufacturing supply and provision of services and impair our financial results. Failure to maintain full compliance with the requirements of EU MDD, EU MDR, and UK MDR could result in similar disruptions in these markets.

We are required to file various reports with FDA, and EU or UK regulators, including reports required by each jurisdiction's adverse event, certain malfunctions, and field action reporting regulations. These reports are often required if our Zio System may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. They may also be reasonable, necessary or prudent for a range of other reasons relating to the importance of gathering information in the post marketing setting and managing risk throughout the product lifecycle, or to address requests from regulators to increase or expand the scope of reporting. An increase in the reporting of events associated with the use of our products and services from us or others and any delays to the filing of reports may increase regulator and public scrutiny. Regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business. These reports are typically publicly available information in most jurisdictions, including the United States. If we initiate a field action (whether a “correction” made relative to a device that remains in the field, which could be through a labeling or software update, or “removal” or “recall” and return of that device to us, or field advisory notices) to reduce a risk to health posed by our Zio System, we would be required to report the Correction or Removal to FDA and, in many cases, similar reports to other regulatory agencies.
For example, on September 28, 2022, we initiated a Customer Advisory Notice to Zio AT customers regarding a Zio AT labeling correction; the labeling changes involve additions and modifications to the Zio AT labeling precautions relating to the device’s maximum transmission limits during wear, and also to the need for healthcare providers to complete registration to initiate monitoring services. We reported this Customer Advisory Notice and related information to FDA under 21 C.F.R., Part 806 and FDA classified this field action as a Class II Recall following our initial 806 report. We have completed the distribution of the Advisory Notice to our identified impacted customers; and although the status remains open in FDA recall database, we requested the closure of this field action on March 31, 2023. This labeling correction followed our assessment of topics raised in the August 2022 FDA inspection focused on Zio AT. We were in dialogue with FDA in relation to the inspection process, and in connection with our Customer Advisory Notice and 806 report. Our communications to FDA continued through our monthly updates, following our 483 responses submitted in September of 2022. FDA observation responses, field action or corrections and the 806 process can be unpredictable and can present regulatory and commercial risks and uncertainties relating to matters including product labeling, the scope and approach of the correction, and/or customer and patient perception of our technologies and services.
Additionally, on May 25, 2023, we received a warning letter from FDA, which alleged non-conformities to regulations for medical devices, including medical device reporting requirements, relating to our Zio AT System and medical device quality system requirements. We submitted a timely response to FDA on June 16, 2023 and are continuing to work with the agency to address the issues outlined in the warning letter. Although our belief based on the dialogue with FDA to date following our warning letter response is that we will be able to work through FDA’s matters of concern relating to our Zio AT System, we cannot give any assurances that FDA will be satisfied with our response, the actions taken to resolve the concerns raised in the warning letter, or the expected date for the resolution of such matters. Until the issues identified in the warning letter are resolved to FDA’s satisfaction, additional legal or regulatory action may be taken with or without further notice. The warning letter is publicly available on FDA website and has been the subject of a high degree of media and industry attention, which subjects us to additional scrutiny, even as we are in ongoing dialogue with FDA.
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
Our Zio System and Zio Services are not intended to be prescribed or ordered for use as an emergency system. They are not intended for critical care patients or patients suspected of life-threatening arrhythmias who require inpatient or emergency ECG monitoring. Given the nature of arrhythmias and the patient population for which our Zio Services are ordered by physicians, in which there may be several health conditions present, there are instances in which a patient may experience a medical event during the wear period of our Zio System. In some cases, it may be medically and logistically challenging to obtain information sufficient to definitively determine all contributing factors to an event. In some instances, we may receive initial reports of complaints from the certified cardiographic technicians ("CCTs") or through our customer service representatives. The initial reports of these non-physicians are likely to contain information that requires verification and further investigation.

In addition, even though our services and their associated devices are not intended to recognize, detect, or initiate response to terminal end-of-life events (for example, cardiac arrest), a patient may nevertheless be wearing a Zio device when they experience such an event (for example, as was the case with the patients involved in COMP-2021-6388 and COMP-2021-6385 which were referenced by FDA in the May 25, 2023 warning letter). Given the functionality of our technology and our services, we may become aware of data reflecting a non-survivable, end-of-life cardiac event. We (going forward and in light of recent feedback from FDA regarding its reporting expectations) or others (such as healthcare professionals, patients, or family members) may report such events even where it does not appear to us that our device caused or could have prevented an end-of-life event. Given the structure of such reporting to FDA the full medical context is not generally available to the public, which may cause additional scrutiny, questions or concerns regarding our products and services.
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
•miscommunication of design specifications due to errors/omissions by either the vendor or our company, resulting in delayed delivery of acceptable materials or components for incorporation into our devices or recall of finished products;
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
Further, we rely on single suppliers for the supply of components related to our adhesive sub-assembly, disposable plastic housings, instruments and other materials that we use to manufacture and label our Zio patches. We have not qualified additional suppliers for some of these components and materials and we do not carry a significant inventory of these items. While we believe that alternative sources of supply may be available, we cannot be certain whether they will be available if and when we need them and that any alternative suppliers would be able to provide the quantity and quality of components and materials that we would need to manufacture our Zio patches if our existing suppliers were unable to satisfy our supply requirements.
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
In order to remain competitive, we must continue to develop new product offerings and enhancements to our Zio Services. We can provide no assurance that we will be successful in fully recognizing the strategic value of our ECG database, expanding the indications for our Zio Services, developing new services and related devices, or commercializing them in ways that achieve market acceptance. In addition, if we develop new services, sales of those services may reduce revenue generated from our existing services. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop new services and related devices, applications, or features, or improve our algorithms due to constraints, such as insufficient cash resources, high employee turnover, inability to hire personnel with sufficient technical skills, inability or delay to obtain FDA marketing authorization or regulatory clearances in the EU and the UK, or a lack of other research and development resources, we may not be able to maintain our competitive position compared to other companies. Furthermore, many of our competitors devote a considerably greater amount of funds to their research and development programs than we do, and those that do not may be acquired by larger companies that would allocate greater resources to research and development programs. Our failure or inability to devote adequate research and development resources or compete effectively with the research and development programs of our competitors could harm our business.
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
We have entered into the Development Agreement with Verily to develop certain next-generation Afib screening, detection, or monitoring devices to enhance our Zio Services, which involves combining our technology platforms and capabilities with those of Verily. As part of the Development Agreement, we paid Verily an up-front fee of $5.0 million in cash, and through December 31, 2022 and June 30, 2023, we have achieved milestones and additional related payment obligations totaling $11.0 million. We have agreed to make additional payments over the term of the Development Agreement up to an aggregate of $1.75 million, subject to the achievement of certain development and regulatory milestones. The success of our collaboration with Verily is highly dependent on the efforts provided to the collaboration by Verily and us and the skill sets of our respective employees. Support of these efforts requires significant resources, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even with FDA’s clearance of our clinically-integrated ZEUS System for the Zio Watch, continued product testing, market research, and related activities may result in a delay to device launch and additional expense associated with any commercialization efforts. Even if and when launched, the developed devices may also not be accepted in the marketplace, and there is no assurance that adequate coverage or reimbursement would be available, or that an alternative payment model can be developed.
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

We generally intend to continue assessing the potential pathways for expanding indications and use cases for our Zio Services, and developing potential new products and services, for patient populations with unmet needs in the remote cardiac monitoring market and adjacent markets. We intend to continue to invest in research and development efforts to further differentiate our biosensor, data analytics and reporting, information system and digital platform and we may explore or enter into development or collaboration agreements with third parties to further these efforts. We cannot predict whether such efforts will be viable from a regulatory and commercial standpoint, and development or collaboration agreements may not result in the development of commercially viable products or services or the generation of significant future revenues. For example, enforcement action such as that conveyed through the May 25, 2023 warning letter we received, as well as other digital health industry regulatory developments may also impact the availability or viability of potential opportunities.
International expansion of our business exposes us to market, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
While we currently derive substantially all of our revenue and maintain substantially all of our assets in the United States, we intend to continue to pursue growth opportunities outside of the United States, especially in the Philippines, the EU and the United Kingdom, and we may increase our use of administrative and support functions from locations outside the United States, which could expose us to risks associated with international sales and operations. Additionally, our international expansion efforts may not be successful, we may experience difficulties in scaling these functions from locations outside the United States, and we may not experience the expected cost efficiencies.
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
•requirements to maintain data and the processing of that data on servers located within such countries, which requirements that may be subject to change;
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
•regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), UK Bribery Act of 2010, and comparable laws and regulations in other countries;
•compliance risks associated with the General Data Protection Regulation (the “GDPR”) (including as it applies in the United Kingdom by virtue of the Data Protection Act 2018), enacted to protect the privacy of all individuals in the European Union and the United Kingdom, and which places certain restrictions on the export of personally identifiable data outside of the European Union or the United Kingdom, as applicable;

•compliance risks associated with the revised regulations in the EU MDR that outline the requirements for medical device CE marking;
•compliance risks associated with the UK MDR, which replaces the CE marking requirements for medical devices marketed and sold in the United Kingdom with a UKCA mark following the United Kingdom’s withdrawal from the European Union;
•compliance risks associated with changing our EU Notified Body from (National Standards Authority of Ireland (NSAI) to British Standards Institution (BSI) to better support our international expansion initiatives and emerging regulations in the United Kingdom; and
•compliance risks associated with new or upcoming regulations associated with artificial intelligence applicable to Software as a Medical Device.
Any of these factors may require significant resources to address and could significantly harm our future international expansion and operations and, consequently, our revenue and results of operations.
Exposure to United Kingdom political developments, including the outcome of its withdrawal from membership in the European Union, could be costly and difficult to comply with and could seriously harm our business.
Our operations in the United Kingdom account for approximately 1% of our revenue for the three and six months ended June 30, 2023 and we intend to continue to pursue growth opportunities in the United Kingdom. There are still a number of areas of uncertainty in connection with the future of the United Kingdom and its relationship with the European Union following the United Kingdom’s exit from the European Union in 2020 (commonly referred to as “Brexit”), including the application and interpretation of the UK-EU trade agreement (the “Trade and Cooperation Agreement”), which went into force in May 2021. For example, because a significant proportion of the regulatory framework in the United Kingdom is currently derived from EU directives and regulations, Brexit could result in material changes to the regulatory regime applicable to many of our current operations. The UK government and the MHRA began undertaking public consultations on the future regulation of medical devices in 2022 and plan to introduce the new regulatory system from July 2025 onwards. Although the Trade and Cooperation Agreement offers UK and EU companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas, economic relations between the United Kingdom and the European Union are on more restricted terms than existed previously. Therefore, at this time, we cannot predict the impact that the Trade and Cooperation Agreement and any future agreements contemplated under the terms of the Trade and Cooperation Agreement will have on our future business efforts to commercialize our Zio Services in the United Kingdom and the European Union. Accordingly, it is possible that the Trade and Cooperation Agreement may adversely affect our operations and financial results.
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
We have recently experienced significant changes in our executive leadership, including the appointment of Quentin S. Blackford as our President and Chief Executive Officer in October 2021 following the resignation of our prior President and Chief Executive Officer, Kevin King, in January 2021. Douglas Devine, our former Chief Operating Officer, and Michael Coyle served as Chief Executive Officer from June 2021 to October 2021 and January 2021 to June 2021, respectively, before Mr. Blackford’s appointment. We have had additional executive officer positions changes recently (including the March 2023 resignation of Douglas Devine as Chief Operating Officer) and may experience further changes in executive leadership in the future.
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

Further, we may undertake reorganizations of our workforce from time to time, which may result in a temporary reduction in the number of employees in certain locations. We would undertake a reorganization to reduce operating expenses or achieve other business objectives, though we cannot guarantee any specific amount of long-term cost savings. Further, the turnover in our employee base could result in operational and administrative inefficiencies, which could adversely impact the results of our operations, stock price, and customer relationships, could complicate our efforts to retain other valuable employees, and could make recruiting for future management and other positions more difficult.
Our continued rapid growth could strain our personnel resources and infrastructure, and if we are unable to manage the anticipated growth of our business, our future revenue and operating results may be harmed.
We have experienced rapid growth in our headcount and in our operations. Any growth that we experience in the future will provide challenges to our organization, requiring us to expand our sales personnel, manufacturing, clinical, customer care, and billing operations and general and administrative infrastructure. In addition to the need to scale our operational and service capacity, future growth will impose significant added responsibilities on management, including the need to identify, recruit, train, and integrate additional employees. Rapid expansion in personnel could impact our capacity to manufacture our Zio patches, market, sell and support our Zio Services, and analyze the data to produce Zio reports, which could result in inefficiencies and unanticipated costs, impacts to our Zio Services, including our Zio patches, and disruptions to our service operations. Additionally, rapid expansion could require us to rely on overtime to increase capacity that could, in turn, result in greater employee attrition and/or a loss in productivity during the process of recruiting and training additional resources and add to our operating expenses. Further, a move toward automation to address, for example, staffing or scalability needs, could result in unintended consequences, such as increased scrap rate negatively impacting profitability.
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
Our Zio System patches and gateways are provided to patients either (1) during in-office visits with a healthcare provider or (2) remotely via at-home hookup. We have also seen hybrid situation where accounts, in response to staffing shortages, provide in-clinic Zio device packages to patients for application at home. Although in all three scenarios there is the potential that a patient will not return the device(s) at the conclusion of the wear period, home hookups result in a higher likelihood that the patient will fail to return his or her device, which negatively impacts our financial condition when we are unable to provide the Zio Services. For example, when the patient returns the Zio XT patch to us at the end of the patient wear period, we provide the Zio XT Services, which include the end of service report based on the data stored on the Zio XT patch, after which we submit a claim to the relevant payor or to the patient for the services rendered. If a patient fails to return a device, we experience financial losses, which include the cost of the device as well as the loss of potential revenue for the service that is contingent on the returned device for the submission of the associated claim.
Our plans include a high degree of focus on the mSToPs criteria for Afib screening. There are risks that the clinical or payor community will not fully accept these criteria as a basis for selection of patients suitable for screening.
In January 2022, the U.S. Preventive Services Task Force ("USPSTF") published a recommendation statement on the screening criteria for Afib screening, stating that the current evidence (including the mSToPs study) is insufficient to assess the balance of benefits and harm of Afib screening, and thus found that it could neither recommend for or against screening of adults 50 years or older without a diagnosis or symptoms of Afib and without a history of transient ischemic attack or stroke. In its recommendation, the USPSTF also identified research needs and gaps, including for example assurance that future research involves randomized trials of diverse patient populations and conducting research to optimize the accuracy of screening for Afib. This USPTSF recommendation statement may deter some clinicians or payors from accepting the mSToPs study inclusion and exclusion criteria as a standard for selecting patients for screening for Afib. We cannot predict whether or when the USPSTF’s recommendation on Afib screening will change or be modified based on findings from additional randomized trials, other research or through the continued use of our products and services or other similarly situated products and services designed for remote cardiac monitoring.

We may face risks associated with acquisitions of companies, products, and technologies and our business could be harmed if we are unable to address these risks.
If we are presented with appropriate opportunities, we could acquire or make other investments in complementary companies, products, or technologies. We may not realize the anticipated benefit of our acquisitions, or the realization of the anticipated benefits may require greater expenditures than anticipated by us. We will likely face risks, uncertainties, and disruptions associated with the integration process, including difficulties in the integration of the operations and services of any acquired company, integration of acquired technology with our Zio Services, including our Zio Systems, diversion of our management’s attention from other business concerns, the potential loss of key employees or suppliers of the acquired businesses, and impairment charges if future acquisitions are not as successful as we originally anticipated. If we fail to successfully integrate other companies, products or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity or equity-linked securities to pay for any future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. In addition, our operating results may suffer because of acquisition-related costs, amortization expenses, investment required to address risks associated with the acquisition, or charges relating to acquired intangible assets.
Risks Related to Healthcare Regulatory Matters
Our use of third-party service providers or company resources located outside the United States to support certain customer care, clinical and other operations of our IDTFs may present challenges, and if we are ineffective in limiting work performed by these service providers or company resources consistent with applicable regulations or our contractual agreements with commercial payors, we may be subject to penalties or experience loss of revenue.
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
In addition, we are currently engaging with other third-party service providers that have resources located outside the United States, and we are establishing company resources in the Philippines to provide services in support our IDTFs. We intend for these services to include benefits verification, billing, collections, and customer service, which will require complex oversight and monitoring for appropriate capture and escalation of complaint information that may be relevant to the quality, performance, and safety of our medical devices or the quality of our clinical services. If we are unable to effectively manage this oversight and monitoring, we may be subject to regulatory enforcement action or inquiries which may be expensive and time consuming to resolve. In addition, certain contracts with commercial payors include restrictions related to accessing patient data outside the United States and we have implemented technical controls intended to prohibit access to patient data by service providers and company resources located outside the United States for these commercial payors, as appropriate. If these controls do not work as intended, or if the payor information we receive from ordering healthcare providers is delayed or inaccurate, we may encounter the suspension or termination of contracts with commercial payors, as well as any contractual remedies such payors might pursue. The suspension or loss of any of our key commercial payor agreements would have an adverse impact on our revenue and our results of operations.
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
•the federal False Claims Act (the "FCA"), which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government;
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
•Health Insurance Portability and Accountability Act ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which impose certain requirements relating to the privacy, security, and transmission of individually identifiable health information; HIPAA also created criminal liability for knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
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
These laws are broad in scope and available exceptions and exemptions are narrow; it is possible that some of our activities could be subject to challenge under one or more of such laws. Any action brought against us for violations of these laws or regulations, even successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal FCA including mandatory treble damages and significant per-claim penalties, which were increased from $13,508 to $27,018 per false claim for violations assessed after January 30, 2023. For example, our industry has experienced recent FCA enforcement, which highlights the importance of compliance with the rules and regulations governing claims submitted to federal healthcare programs.

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
As a CMS-enrolled IDTF, we may only provide our Zio Services upon receipt of a valid order from a licensed healthcare provider for use in the diagnosis and treatment of a patient’s medical condition. Accordingly, our revenue and the success of our business rely on the continued clinical acceptance and adoption of our Zio Services by healthcare providers whose patients require remote cardiac monitoring services. In addition to continuing to demonstrate the clinical value of our Zio Services, we also must support widespread clinical acceptance and adoption of our Zio Services by maintaining strong working relationships with these healthcare providers, including physicians. However, as we work to establish and maintain these relationships, we face significant scrutiny of these relationships, interactions, and arrangements by government regulators and enforcement agencies. Failure to maintain these relationships, interactions, and arrangements in compliance with applicable laws and regulations, including those targeted at fraud and abuse like the federal Anti-Kickback Statute and the FCA, could expose us to significant legal and financial repercussions, including government civil and criminal investigations, civil monetary penalties, criminal penalties, and/or exclusion from federal healthcare programs.
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
Our sales and marketing efforts and initiatives may subject us to additional scrutiny of our practices of effective communication of risk information, benefits, or claims under the oversight of FDA and the Federal Trade Commission (“FTC”). For example, FDA applies a heightened level of scrutiny to comparative claims when applying its statutory standards for advertising and promotion, including with regard to its requirement that promotional labeling be truthful and not misleading. There is potential for differing interpretations of whether certain communications are consistent with a product’s FDA-required labeling, and FDA will evaluate communications on a fact-specific basis. The FTC also recently released updated guidance on health claims, with a high expectation for clinical data to support these claims.
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

We may also seek to communicate certain information with physicians and scientists or with payors and similar entities, and may rely on a range of laws, regulations, regulatory guidance governing topics including scientific exchange and communication of healthcare economic information and product information under the Preapproval Information Exchange Act.
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
Our operations may be directly or indirectly affected by various broad state and federal healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, the FCA, the Anti-Mark Up Rule, and the Medicare Beneficiary Inducement Statute. For some of our services, we directly bill physicians or other healthcare entities, that, in turn, bill payors, and the amounts we bill may include a risk-based pricing component. We are also developing alternative service delivery models that include using our Zio XT System to screen at-risk patient populations as part of a value-added service offered by managed care organizations, including Medicare Advantage Organizations, to qualifying participants. Although we believe these billing and service models and our program development efforts are properly designed to comply with laws and regulations, these types of initiatives may draw a high degree of scrutiny and may subject us to assertions of non-compliance. If our past, present, or future operations are found to be in violation of fraud and abuse laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare program participation. Furthermore, if we knowingly file, or “cause” the filing of, false claims for reimbursement with government programs such as Medicare, we may be subject to substantial civil penalties, including treble damages.

Risks Related to Financial and Accounting Matters
In the future we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
We previously identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As previously disclosed, in preparing our consolidated financial statements as of and for the years ended December 31, 2021 and 2020, our management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to a failure to maintain a sufficient number of professionals with an appropriate level of accounting and internal control knowledge, training, and experience to timely and accurately analyze, record, and disclose accounting matters. This material weakness contributed to additional material weaknesses, which have been previously disclosed and remediated. In aggregate, these material weaknesses (including the previously remediated material weaknesses) contributed to the misstatement of our revenues, revenue reserves, bad debt expense, property and equipment, research and development expense, and related financial disclosures, and in the revision of our consolidated financial statements for the years ended December 31, 2017, December 31, 2018, and each interim period therein as well as the quarters ended March 31, 2019, June 30, 2019, and September 30, 2019. Additionally, this material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
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
•competition;
•inadequate financial and other resources; and
•global political and economic conditions, including inflation, increasing interest rates and the persisting impacts of the COVID-19 pandemic, the federal debt ceiling and budget, instability in the global banking system, political instability, and military hostilities, including the ongoing military conflict between Russia and Ukraine.
Further, we recognize a portion of our revenue from non-contracted third-party commercial payors. For example, during the year ended December 31, 2022 and six months ended June 30, 2023, revenue from non-contracted third-party commercial payors accounted for approximately six percent of our total revenue. We have limited visibility as to when we will receive payment for our Zio Services with non-contracted payors and we or XIFIN must appeal any negative payment decisions, which often delays collections further. Additionally, a portion of the revenue from non-contracted payors is received from patient co-pays, which we may not receive for several months following delivery of service or may not receive at all. For revenue related to non-contracted payors, we estimate an average collection rate based on factors including historical cash collections. Subsequent adjustments, if applicable, are recorded as an adjustment to revenue. Fluctuations in revenue may make it difficult for us, research analysts, and investors to accurately forecast our revenue and operating results or to assess our actual performance. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.
We have a history of operating losses and may not achieve or sustain profitability in the future.
We have incurred net losses since our inception in September 2006. We generated net losses of $18.5 million and $23.9 million during the three months ended June 30, 2023 and 2022, respectively, $57.6 million and $74.5 million during the six months ended June 30, 2023 and 2022, respectively, and $116.2 million and $101.4 million during fiscal 2022 and 2021, respectively. As of June 30, 2023, we had an accumulated deficit of $579.8 million. We have financed our operations to date primarily through private and public offerings of equity securities and revenue generated by prescriptions of our Zio Services. We have and expect to continue to incur significant research and development, sales and marketing, regulatory, and other expenses as we expand our marketing efforts to increase the prescription of our Zio Services, expand existing relationships with physicians, obtain regulatory clearances or approvals for our current or future services and related devices, conduct clinical trials on our existing and future services, and develop new services or add new features to our existing Zio Services. We also expect that our general and administrative expenses will continue to increase due, among other things, to the operational and regulatory burdens applicable to medical service providers that are public companies. As a result, we expect to continue to incur operating losses in the future. These losses, among other things, may have an adverse effect on our stockholders’ equity and the value of our common stock.
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

In addition, healthcare companies are subject to numerous investigations and inquiries by various governmental agencies. For example, as discussed further in Note 8, Commitments and Contingencies, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, in March 2021, we received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California requesting information related to communications with FDA and our Zio Systems, and, in October 2021, received a subpoena requesting additional information. More recently, on April 4, 2023, we received a Subpoena Duces Tecum from the Consumer Protection Branch, Civil Division of the U.S. Department of Justice, requesting production of various documents regarding our products and services. In addition, on May 25, 2023, we received a warning letter from FDA, which resulted from the inspection of our facility located in Cypress, California that concluded in August 2022. The warning letter alleges non-conformities to regulations for medical devices, including medical device reporting requirements, relating to our Zio AT System and medical device quality system requirements We are cooperating fully in connection with these matters. Any future investigations of our executives, our managers, or our company could result in significant liabilities or penalties to us, as well as adverse publicity. Even if we are found to have complied with applicable law, the investigation or litigation may pose a considerable expense and would divert management’s attention, and have a potentially negative impact on the public’s perception of us, all of which could negatively impact our financial position and results of operations. Further, should we be found out of compliance with any of these laws, regulations, or programs, depending on the nature of the findings, our business, our financial position, and our results of operations could be negatively impacted.
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
For example, our patent applications may not issue as patents in a form that will be advantageous to us, or at all. Our issued patents, and those that may issue in the future, may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related devices and services. In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office ("USPTO"), which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. We also may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of invention assignment and confidentiality agreements and other contractual restrictions we include in contracts with such parties. These agreements may not provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information. There can be no assurance that employees, consultants, vendors, and clients have executed such agreements or have not breached or will not breach their agreements with us, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors. In addition, we rely on trademarks, service marks, trade names and brand names, such as our registered trademark “ZIO,” to distinguish our products from the products of our competitors, and have registered or applied to register these trademarks. We cannot assure you that our trademark applications will be approved. Further, during trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and in proceedings before comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Additionally, we are aware of at least one third party that has registered the “IRHYTHM” mark in the European Union in connection with computer software for controlling and managing patient medical information, heart rate monitors, and heart rate monitors to be worn during moderate exercise, among other uses. We and the third party are involved in adversary proceedings before the Trademark Office in the European Union, and those proceedings could impact our ability to obtain a European Union trade mark registration for the “IRHYTHM” mark, although we already own many national registrations for IRHYTHM in Europe.
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
Cyber-attacks aimed at accessing our devices and services, or related devices and services, and modifying or using them in a way inconsistent with our FDA marketing authorizations and regulatory certifications in the EU and the UK, could create risks to users.
Medical devices are increasingly connected to the Internet, hospital networks, and other medical devices to provide features that improve healthcare and increase the ability of healthcare providers to treat patients and of patients to manage their conditions. As such, cyber-attacks aimed at accessing our devices and services, or related devices and services, and modifying or using them in a way inconsistent with our FDA marketing authorizations and regulatory certifications in the EU and the UK, may create risks to users and potential exposure to our company.
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
•terrorist acts, acts of war, or periods of widespread civil unrest, including the ongoing military conflict between Russia and Ukraine and actions taken by third parties in response to such conflict; and
•general economic, industry, and market conditions, including inflation, interest rate volatility, the federal debt ceiling and budget, instability in the global banking system and foreign currency exchange rates.
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
We are party to a Third Amended and Restated Loan and Security Agreement, dated as of October 23, 2018, with Silicon Valley Bank (as amended by the Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of March 28, 2022, the “SVB Loan Agreement”), which provides for a (i) a revolving line of credit in the aggregate principal amount of up to $25.0 million and (ii) a term loans facility in the aggregate principal amount of up to $75.0 million. As of June 30, 2023, we had nothing outstanding under the revolving credit line and $35.0 million outstanding under the term loans.
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
The SVB Loan Agreement imposes numerous financial and other restrictive covenants on our operations, including financial covenants. As of June 30, 2023, we were in material compliance with the covenants imposed by the SVB Loan Agreement. If we violate these or any other covenants under the SVB Loan Agreement or fail to make payments in connection therewith, Silicon Valley Bank could declare an event of default, which would give it the right to terminate its commitment to provide additional loans and declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, Silicon Valley Bank would have the right to proceed against the assets we provided as collateral pursuant to the loan. Any of the foregoing may limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
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
Our operations and performance may vary based on worldwide economic and political conditions, which have been adversely impacted by continued global economic uncertainty, political instability, and military hostilities in multiple geographies, including the ongoing military conflict between Russia and Ukraine, domestic and global inflationary trends, interest rate volatility, the federal debt ceiling and budget, instability in the global banking system, global supply shortages, a tightening labor market and the persisting impacts of the COVID-19 pandemic. For example, we have experienced staff shortages at our contact centers as a result of the COVID-19 pandemic and federal, state and local responses thereto. A severe or prolonged economic downturn or period of global political instability could drive hospitals and other healthcare professionals to tighten budgets and curtail spending, which could in turn negatively impact rates at which physicians prescribe our Zio Services. In addition, higher unemployment rates or reductions in employer-provided benefits plans could result in fewer commercially insured patients, resulting in a reduction in our margins and impairing the ability of uninsured patients to make timely payments. A weak or declining economy could also strain our suppliers, possibly resulting in supply delays and disruptions. There is also a risk that one or more of our current service providers, suppliers, or other partners may not survive such difficult economic times, which could directly affect our ability to attain our goals on schedule and on budget. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. We cannot predict the timing, strength, or duration of an economic downturn, instability, or recovery, whether worldwide, in the United States, or within our industry.
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

Rule 10b5-1 Trading Plans
Adoption
On May 31, 2023, Dan Wilson, the Company's Executive Vice President of Corporate Development and Investor Relations, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Wilson Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s common stock. The Wilson Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Wilson Rule 10b5-1 Plan provides for the potential sale of up to 20,706 shares of the Company’s common stock, including upon the vesting and settlement of restricted stock units and performance restricted stock units for shares of the Company’s common stock, so long as the market price of the Company’s common stock is higher than certain minimum threshold prices specified in the Wilson Rule 10b5-1 Plan, between August 22, 2023 and August 15, 2024.

The Wilson Rule 10b5-1 Plan includes a representation from Mr. Wilson to the broker administering the plan that he was not in possession of any material nonpublic information regarding the Company or the securities subject to the Rule 10b5-1 Plan at the time it was entered into. A similar representation was made to the Company in connection with the adoption of the Wilson Rule 10b5-1 Plan under the Company’s policies regarding transactions in the Company’s securities. Those representations were made as of the date of adoption of the Wilson Rule 10b5-1 Plan, and speak only as of such date. In making those representations, there is no assurance with respect to any material nonpublic information of which the insider was unaware, or with respect to any material nonpublic information acquired by the insider or the Company after the date of the representation.

ITEM 6.    EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of, and incorporated by reference into, this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	Date	Number	Filed Herewith
31.1	Certification of Chief Executive Officer required by Securities Exchange Act Rules 13a-14(a) and 15d-14(a).				X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)				X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.				X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

* The certifications filed as Exhibits 32.1 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall they be deemed and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iRhythm Technologies, Inc.

Date: August 4, 2023	By:	/s/ Quentin S. Blackford
Quentin S. Blackford President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2023	By:	/s/ Brice A. Bobzien
Brice A. Bobzien Chief Financial Officer (Principal Financial Officer)