Form 10-Q
period 2023-09-30
iRhythm Technologies, Inc.
filed 2023-11-02
CIK 1388658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 23, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 30,650,758.

IRHYTHM TECHNOLOGIES, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements concerning our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the expected impact of global business, political and macroeconomic conditions, including inflation, interest rate volatility, cybersecurity events, uncertainty with respect to the federal budget, instability in the global banking system and volatile market conditions, and global events, including public health crises, and ongoing geopolitical conflicts, such as the war in Ukraine and conflict in Israel, on our business, operations and financial results;
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

iii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2023	December 31, 2022
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,478	$78,832
Marketable securities	110,995	134,312
Accounts receivable, net	50,067	49,918
Inventory	13,648	15,155
Prepaid expenses and other current assets	12,104	10,555
Total current assets	234,292	288,772
Property and equipment, net	96,668	75,670
Operating lease right-of-use assets	60,899	60,666
Goodwill	862	862
Other assets	47,048	22,252
Total assets	$439,769	$448,222
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,212	$7,517
Accrued liabilities	76,631	65,497
Deferred revenue	3,383	3,051
Operating lease liabilities, current portion	15,065	13,031
Total current liabilities	102,291	89,096
Debt, noncurrent portion	34,946	34,935
Other noncurrent liabilities	1,013	1,307
Operating lease liabilities, noncurrent portion	81,724	83,072
Total liabilities	219,974	208,410
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value - 5,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value - 100,000 shares authorized; 30,633 shares at September 30, 2023 and 30,193 at December 31, 2022 issued and outstanding	31	28
Additional paid-in capital	826,686	762,380
Accumulated other comprehensive loss	(15)	(396)
Accumulated deficit	(606,907)	(522,200)
Total stockholders’ equity	219,795	239,812
Total liabilities and stockholders’ equity	$439,769	$448,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(unaudited)
Revenue, net	$124,604	$103,875	$360,170	$298,304
Cost of revenue	42,130	32,954	115,790	95,379
Gross profit	82,474	70,921	244,380	202,925
Operating expenses:
Research and development	16,309	11,448	44,828	33,935
Selling, general and administrative	93,768	80,559	285,531	235,468
Impairment and restructuring charges	—	—	—	26,608
Total operating expenses	110,077	92,007	330,359	296,011
Loss from operations	(27,603)	(21,086)	(85,979)	(93,086)
Interest expense	(927)	(614)	(2,709)	(3,125)
Interest and other income, net	1,609	365	4,476	450
Loss before income taxes	(26,921)	(21,335)	(84,212)	(95,761)
Income tax provision	195	116	495	196
Net loss	$(27,116)	$(21,451)	$(84,707)	$(95,957)
Net loss per common share, basic and diluted	$(0.89)	$(0.71)	$(2.78)	$(3.22)
Weighted-average shares, basic and diluted	30,607	30,055	30,470	29,837

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(unaudited)
Net loss	$(27,116)	$(21,451)	$(84,707)	$(95,957)
Other comprehensive income (loss):
Net change in unrealized gains (losses) from marketable securities	63	(98)	351	(620)
Cumulative translation adjustment	74	—	30	—
Comprehensive loss	$(26,979)	$(21,549)	$(84,326)	$(96,577)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2023	2022
(unaudited)
Cash flows from operating activities
Net loss	$(84,707)	$(95,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,434	9,930
Stock-based compensation	53,358	41,946
Amortization of premium and accretion of discounts, net	(3,627)	216
Provision for doubtful accounts and contractual allowances	51,655	43,778
Amortization of operating lease right-of-use assets	4,243	4,865
Impairment charges	—	23,164
Other	(366)	230
Changes in operating assets and liabilities:
Accounts receivable	(51,804)	(57,882)
Inventory	1,885	(4,375)
Prepaid expenses and other current assets	(1,549)	2,367
Other assets	(21,796)	(4,099)
Accounts payable	(305)	(3,105)
Accrued liabilities	10,910	8,072
Deferred revenue	332	(46)
Operating lease liabilities	(3,792)	(4,692)
Net cash used in operating activities	(34,129)	(35,588)
Cash flows from investing activities
Purchases of property and equipment	(26,907)	(22,737)
Purchases of marketable securities	(109,202)	(137,548)
Sales of marketable securities	—	34,965
Maturities of marketable securities	136,500	81,000
Purchase of strategic investment	(3,000)	—
Net cash used in investing activities	(2,609)	(44,320)
Cash flows from financing activities
Payment of loans	—	(21,389)
Proceeds from term loan	—	35,000
Proceeds from issuance of common stock in connection with employee equity incentive plans	5,352	10,034
Payments of issuance costs for long-term debt	—	(77)
Net cash provided by financing activities	5,352	23,568
Effect of exchange rate changes	32	—
Net decrease in cash and cash equivalents	(31,354)	(56,340)
Cash and cash equivalents, beginning of period	78,832	127,562
Cash and cash equivalents, end of period	$47,478	$71,222
Supplemental disclosures of cash flow information:
Interest paid	$2,186	$2,676
Cash taxes paid	$794	$—
Cash received from tenant improvement allowances	$1,603	$—
Non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued liabilities	$89	$1,179
Right-of-use assets obtained in exchange for operating lease liabilities	$4,520	$7,666
Capitalized stock-based compensation in property and equipment	$5,596	$4,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
(unaudited)
Balance at December 31, 2021	29,494	$27	$685,594	$(406,045)	$(61)	$279,515
Issuance of common stock in connection with employee equity incentive plans, net	275	—	1,076	—	—	1,076
Stock-based compensation	—	—	15,152	—	—	15,152
Net loss	—	—	—	(50,609)	—	(50,609)
Net change in unrealized loss on marketable securities	—	—	—	—	(292)	(292)
Balance at March 31, 2022	29,769	$27	$701,822	$(456,654)	$(353)	$244,842
Issuance of common stock in connection with employee equity incentive plans, net	195	1	7,295	—	—	7,296
Stock-based compensation	—	—	16,631	—	—	16,631
Net loss	—	—	—	(23,897)	—	(23,897)
Net change in unrealized loss on marketable securities	—	—	—	—	(230)	(230)
Balance at June 30, 2022	29,964	$28	$725,748	$(480,551)	$(583)	$244,642
Issuance of common stock in connection with employee equity incentive plans, net	131	—	1,662	—	—	1,662
Stock-based compensation	—	—	14,469	—	—	14,469
Net loss	—	—	—	(21,451)	—	(21,451)
Net change in unrealized loss on marketable securities	—	—	—	—	(98)	(98)
Balance at September 30, 2022	30,094	$28	$741,879	$(502,002)	$(681)	$239,224

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
(unaudited)
Balance at December 31, 2022	30,193	$28	$762,380	$(522,200)	$(396)	$239,812
Issuance of common stock in connection with employee equity incentive plans, net	270	2	903	—	—	905
Stock-based compensation	—	—	19,899	—	—	19,899
Net loss	—	—	—	(39,109)	—	(39,109)
Net change in unrealized gain on marketable securities	—	—	—	—	327	327
Balance at March 31. 2023	30,463	$30	$783,182	$(561,309)	$(69)	$221,834
Issuance of common stock in connection with employee equity incentive plans, net	87	—	4,383	—	—	4,383
Stock-based compensation	—	—	16,227	—	—	16,227
Net loss	—	—	—	(18,482)	—	(18,482)
Net change in unrealized loss on marketable securities	—	—	—	—	(39)	(39)
Cumulative translation adjustment	—	—	—	—	(44)	(44)
Balance at June 30. 2023	30,550	$30	$803,792	$(579,791)	$(152)	$223,879
Issuance of common stock in connection with employee equity incentive plans, net	83	1	66	—	—	67
Stock-based compensation	—	—	22,828	—	—	22,828
Net loss	—	—	—	(27,116)	—	(27,116)
Net change in unrealized gain on marketable securities	—	—	—	—	63	63
Cumulative translation adjustment	—	—	—	—	74	74
Balance at September 30, 2023	30,633	$31	$826,686	$(606,907)	$(15)	$219,795

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of September 30, 2023, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s unaudited condensed consolidated financial information. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other interim period or for any other future year.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Risks and Uncertainties
Macroeconomic Factors and Supply Chain Constraints
The Company’s operations and performance may vary based on worldwide economic and political conditions, which have been adversely impacted by continued global economic uncertainty, political instability, and military hostilities in multiple geographies including ongoing geopolitical conflicts, such as the war in Ukraine and conflict in Israel, domestic and global inflationary trends, interest rate volatility, uncertainty with respect to the federal budget, instability in the global banking system, global supply shortages, and a tightening labor market. A severe or prolonged economic downturn or period of global political instability could drive hospitals and other healthcare professionals to tighten budgets and curtail spending, which could in turn negatively impact rates at which physicians prescribe the Company’s Zio Services. In addition, higher unemployment rates or reductions in employer-provided benefits plans could result in fewer commercially insured patients, resulting in a reduction in the Company’s margins and impairing the ability of uninsured patients to make timely payments. A weak or declining economy could also strain the Company’s suppliers, possibly resulting in supply delays and disruptions. There is also a risk that one or more of the Company’s current service providers, suppliers, or other partners may not survive such difficult economic times, which could directly affect the Company’s ability to attain its goals on schedule and on budget. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. The Company cannot predict the timing, strength, or duration of an economic downturn, instability, or recovery, whether worldwide, in the United States, or within its industry.
The Company’s remote work arrangements and decision to pursue a sublease for its San Francisco headquarters resulted in an impairment of its right-of-use ("ROU") asset and related leasehold improvements and furniture and fixtures during the nine months ended September 30, 2022. As the Company continues to evaluate its real estate footprint, the Company may incur additional impairment charges related to real property lease agreements.
The Company is continuously reviewing its liquidity and anticipated capital requirements. The Company believes it will have adequate liquidity over the next 12 months to operate its business and to meet its cash requirements. As of September 30, 2023, the Company is in compliance with its debt covenants.
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
CMS updates the reimbursement rates for diagnostic tests performed by IDTFs annually via the Medicare Physician Fee Schedule, and effective January 1, 2023, CMS established national payment rates for the CPT codes the Company uses to report the long-term Holter monitoring services it performs with its Zio XT System: CPT codes 93247 (for wear-time of greater than 7 days and up to 15 days) and 93243 (for wear-time of greater than 48 hours and up to 7 days). Based on the relative value units CMS assigned to CPT codes 93247 and 93243, the national reimbursement rates for these services in 2023 are $243.65 and $231.79, respectively, and range from $247.59 to $334.46 and $235.54 to $318.17 for the Company’s Medicare-enrolled IDTF locations in Deerfield, Illinois, Houston, Texas, and San Francisco, California, when considering the geographic practice cost index for these locations. On August 7, 2023, CMS published the calendar year 2024 Medicare Physician Fee Schedule proposed rule, which includes rates for the CPT codes the Company uses to seek reimbursement for its services. Based on the proposed rule, the Company believes the 2024 proposed national payment rates may be, on average, approximately 5% lower than the 2023 rates for services, when excluding impacts from the geographic practice cost index for the Company’s IDTF locations noted above. As of November 1, 2023, the final Medicare Physician Fee Schedule has not been released by CMS for calendar year 2024. Because remote cardiac monitoring technology, including the Zio System, are rapidly evolving, there is a continuing risk that relative value units assigned, and reimbursement rates set, by CMS may not adequately reflect the value and expense of this technology and related monitoring services, and the Company cannot provide certainty that CMS will not reduce these rates in the future, which would adversely affect the Company’s financial results.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contractual allowances, allowance for doubtful accounts, the useful lives of property and equipment, the recoverability of long-lived assets, including the estimated usage of the printed circuit board assemblies (“PCBAs”), the incremental borrowing rate for operating leases, accounting for income taxes, impairment of ROU assets, and various inputs used in estimating stock-based compensation. Actual results may differ from those estimates.
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
The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022	Nine Months Ended September 30, 2022
Balance, beginning of period	$18,475	$14,012	$14,012
Provision for doubtful accounts	12,595	17,191	12,244
Write-offs, net of recoveries and other adjustments	(11,659)	(12,728)	17
Balance, end of period	$19,411	$18,475	$26,273
The following table presents the changes in the contractual allowance (in thousands):

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022	Nine Months Ended September 30, 2022
Balance, beginning of period	$41,389	$31,274	$31,274
Add: provision for contractual adjustments	39,060	41,158	31,534
Less: contractual adjustments	(32,072)	(31,043)	(259)
Balance, end of period	$48,377	$41,389	$62,549

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
Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. The Company records an allowance for doubtful accounts based on the assessment of the collectability of customer accounts, considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. CMS accounted for approximately 25% of the Company's revenue for the three and nine months ended September 30, 2023, and 26% and 24% of the Company's revenue for the three and nine months ended September 30, 2022, respectively. CMS accounted for 22% of accounts receivable at September 30, 2023 and December 31, 2022.
Inflationary Risk
The Company continuously monitors the effects of inflationary factors, such as increases in cost of goods sold and selling and operating expenses, which may adversely affect its results of operations. Specifically, the Company may experience inflationary pressure affecting freight costs, the cost of the components for the Company’s Zio Services, overhead costs relating to maintenance of the Company’s facilities, and in the wages paid to its employees due to challenging labor market conditions. Competitive and regulatory conditions may restrict the Company’s ability to fully recover these costs through price increases. As a result, it may be difficult to fully offset the impact of persistent inflation. The Company’s inability or failure to do so could have a material adverse effect on its business, financial condition and results of operations or cause the Company to need to obtain additional capital earlier than anticipated in the future.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
The Zio AT System is a prescription-only, remote ECG monitoring system that similarly consists of the Zio AT patch that records the electric signal from the heart continuously for up to 14 days and the ZEUS System, but which also incorporates the Zio AT wireless gateway that provides connectivity between the patch and the ZEUS System during the patient wear period. The wireless gateway, slightly larger than a smart phone, is provided to the patient at the time of Zio AT patch application and collects and transmits data from the Zio AT patch to the cloud via a LTE protocol. The Zio AT service revenue is recognized under two performance obligations — the patient wear period and delivery of electronic Zio reports.
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
Stock-Based Compensation
The Company measures the estimated fair values of its restricted stock units (“RSUs”) based on the closing price of the Company's stock on the grant date. For performance-based restricted stock units (“PRSUs”), the Company estimates the fair value based on the closing price of its stock on the grant date and, if the award includes a market condition, a Monte Carlo simulation model. In addition, for PRSUs, the Company applies a probability assessment to determine the probable achievement of the performance-based metrics.
Stock-based compensation expense is recognized over the requisite service period using the straight-line method and is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As such, the Company's stock-based compensation is reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For restricted stock, the compensation cost for these awards is based on the closing price of the Company’s common stock on the date of grant, and is recognized as compensation expense on a straight-line basis over the requisite service period.
The Company recognizes compensation expense related to its 2016 Employee Stock Purchase Plan (“ESPP”) based on the fair value at each enrollment date of the offering period using the Black-Scholes-Merton option-pricing model value. The stock-based compensation is reduced by the estimated forfeiture and is expensed on a straight-line basis over the offering period.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
3. REVENUE
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Disaggregated revenue by payor type and major service line for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Contracted third-party payors	$67,336	54%	$56,016	54%	$196,566	55%	$163,218	55%
Centers for Medicare and Medicaid	31,006	25%	27,253	26%	88,369	25%	72,074	24%
Healthcare institutions	18,065	14%	14,883	14%	52,060	14%	45,632	15%
Non-contracted third-party payors	8,197	7%	5,723	6%	23,175	6%	17,380	6%
Total	$124,604		$103,875		$360,170		$298,304
Revenue generated from the United States comprised substantially all of the Company's revenue. No other country comprised 10% or greater of the Company's revenue during each of the three and nine months ended September 30, 2023 and 2022.
Contract Liabilities
ASC 606, Revenue from Contracts with Customers, requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).
Certain of the Company’s customers pay the Company directly for the Zio XT service upon shipment of devices. Such advance payments are contract liabilities and are recorded as revenue when Zio reports are delivered to the healthcare provider. During the nine months ended September 30, 2023, $3.0 million relating to the contract liability balance at the beginning of 2023 was recognized as revenue. During the nine months ended September 30, 2022, $3.0 million relating to the contract liability balance at the beginning of 2022 was recognized as revenue. The advance payments liability was $3.4 million as of September 30, 2023.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
4. CASH EQUIVALENTS AND MARKETABLE SECURITIES
The fair value of cash equivalents and marketable securities as of September 30, 2023 and December 31, 2022, were as follows (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$17,440	$—	$—	$17,440
U.S. government securities	111,038	3	(46)	110,995
Total cash equivalents and marketable securities	$128,478	$3	$(46)	$128,435
Classified as:
Cash equivalents				$17,440
Marketable securities				110,995
Total cash equivalents and marketable securities				$128,435

	December 31, 2022
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$24,263	$—	$—	$24,263
U.S. government securities	134,709	12	(409)	134,312
Total cash equivalents and marketable securities	$158,972	$12	$(409)	$158,575
Classified as:
Cash equivalents				$24,263
Marketable securities				134,312
Total cash equivalents and marketable securities				$158,575

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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
The Company's interest-bearing obligation is classified as Level 2. As of September 30, 2023 the fair value of the Company’s outstanding interest-bearing obligation approximated the carrying value of $34.9 million. As of December 31, 2022, the fair value of the Company’s outstanding interest-bearing obligation approximated the carrying value of $34.9 million.
The Company holds a strategic investment that it does not measure at fair value on a recurring basis. The carrying value of this investment is $3.0 million as of September 30, 2023. The Company includes this investment in other assets in its unaudited condensed consolidated balance sheets.
The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.
The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$17,440	$—	$—	$17,440
U.S. government securities	—	110,995	—	110,995
Total	$17,440	$110,995	$—	$128,435

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$24,263	$—	$—	$24,263
U.S. government securities	—	134,312	—	134,312
Total	$24,263	$134,312	$—	$158,575

6. BALANCE SHEET DETAILS
Inventory
Inventory consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials and work-in-process	$5,962	$9,338
Finished goods	7,686	5,817
Total	$13,648	$15,155

Other Assets
Other assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
PCBAs	$37,980	$18,599
Cloud computing arrangements	5,223	2,523
Strategic investment	3,000	—
Other	845	1,130
Total	$47,048	$22,252
The Company reuses PCBAs in each wearable Zio XT patch, Zio AT patch, and Zio Monitor patch, as well as the wireless gateway used in conjunction with the Zio AT patch. As PCBAs are used in a wearable Zio XT patch, Zio AT patch, or Zio Monitor patch, a portion of the cost of the PCBA is recorded as a cost of revenue. The PCBAs are charged over a period beyond one year. Charges to cost of revenue were $2.4 million and $5.4 million for the three and nine months ended September 30, 2023, respectively, and $1.3 million and $3.8 million for the three and nine months ended September 30, 2022, respectively.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
During the nine months ended September 30, 2023, PCBAs increased by $19.4 million primarily related to the expanded launch of the Zio Monitor System, as well as additional needs for the Zio XT and Zio AT patches.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Laboratory and manufacturing equipment	$5,729	$4,911
Computer equipment and software	2,448	2,315
Furniture and fixtures	4,198	4,119
Leasehold improvements	23,533	23,144
Internal-use software	60,001	44,877
Internal-use software in development	37,482	28,069
Construction in progress	9,655	3,451
Total property and equipment, gross	143,046	110,886
Less: accumulated depreciation and amortization	(46,378)	(35,216)
Total property and equipment, net	$96,668	$75,670
Depreciation and amortization expense was $4.1 million and $11.4 million for the three and nine months ended September 30, 2023, respectively, and $3.4 million and $9.9 million for the three and nine September 30, 2022, respectively, of which amortization related to internal-use software, was $3.1 million and $8.6 million, for the three and nine months ended September 30, 2023, respectively, and $2.5 million and $7.2 million for the three and nine months ended September 30, 2022, respectively.
During the three and nine months ended September 30, 2023, internal-use software, both in service and in development, increased by $7.8 million and $24.5 million, respectively. This increase related to enhancements in the Company’s core technology, products and services and artificial intelligence, as well as investment in future technology, such as the Zio Monitor System, the Company's new biosensor technology platform, and the clinically-integrated ZEUS System for the Zio Watch.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued payroll and related expenses	$38,458	$34,752
Accrued vacation	10,050	8,608
Accrued expenses	13,811	7,006
Claims payable	5,295	4,464
Accrued employee share purchase plan contributions	2,863	1,045
Accrued income and sales taxes	3,071	2,388
Accrued professional services fees	3,083	7,234
Total accrued liabilities	$76,631	$65,497
During the year ended December 31, 2022 and the nine months ended September 30, 2023, the Company has incurred expenses in connection with efforts to further globalize its operational footprint and expects to continue to incur such expenses through mid-2024. Included above in accrued payroll and related expenses as of September 30, 2023, were $4.0 million of costs related to globalization.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
7. IMPAIRMENT AND RESTRUCTURING CHARGES
During the three and nine months ended September 30, 2023, there were no impairment and restructuring charges.
In February 2022, the Company's board of directors (the “Board”) approved a restructuring plan ("Restructuring Plan") to allow it to effectively and efficiently scale its business, which resulted in severance and other employment related costs $3.4 million during the nine months ended September 30, 2022. Also in February 2022, the Board approved reducing the Company's leased space for its headquarters in San Francisco, California, by a total amount of leased square footage of approximately 50%. As a result, the Company recognized an impairment of its ROU asset and related leasehold improvements and furniture and fixtures in the amount of $23.2 million during the nine months ended September 30, 2022. The Company's restructuring and impairment charges are described below (in thousands):

Nine Months Ended September 30, 2022
Restructuring charges	$3,444
Impairment charges	23,164
Total	$26,608
The Company did not record any impairment charges during the nine months ended September 30, 2023.
For further details, please refer to Note 7, Impairment and Restructuring, included in the financial statements accompanying the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Restructuring
The following table provides a summary of changes in the restructuring liabilities associated with the Restructuring Plan (in thousands):

	December 31, 2022	Charges	Cash Payments	September 30, 2023
Employee severance	$394	$—	$(394)	$—
Total	$394	$—	$(394)	$—

8. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company is party to various purchase arrangements related to its manufacturing and research and development activities. During the nine months ended September 30, 2023, there were no material changes to purchase commitments from those disclosed in Note 8, Commitments and Contingencies, included in the financial statements accompanying the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
In July 2023, the Company entered into an approximately seven-year facility lease in San Diego, California, as corporate office space. The Company leased approximately 8,300 square feet. The lease provides an option to extend the term of the lease for one five-year period beyond the initial term, which the Company is not reasonably certain to exercise and therefore was not considered in determining the ROU assets and lease liabilities balance. Total lease payments approximate $4.6 million as of the lease commencement date.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
In August 2023, the Company entered into a five-year facility lease in Manila, Philippines, in order to further globalize the Company's operational footprint as a business service center. The Company leased approximately 24,000 square feet. The lease provides an option to extend the term of the lease for two periods of five years beyond the initial term, which the Company is not reasonably certain to exercise and therefore was not considered in determining the ROU assets and lease liabilities balance. Total lease payments approximate $2.1 million as of the lease commencement date.
Contractual obligations under operating lease liabilities were as follows (in thousands):

Year Ending December 31:
2023 (remainder of the year)	$5,497
2024	21,803
2025	21,577
2026	21,304
2027	20,873
Thereafter	38,658
Total lease payments	129,712
Less: imputed interest	(32,923)
Total lease liabilities	$96,789
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
On February 1, 2021, a putative class action lawsuit was filed in the United States District Court for the Northern District of California (the "Court") alleging that the Company and its former Chief Executive Officer, Kevin M. King, violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder ("Securities Class Action Lawsuit"). On August 2, 2021, the lead plaintiff filed an amended complaint, and filed a further amended complaint on September 24, 2021. The amended complaint names as defendants, in addition to the Company and Mr. King, its former Chief Executive Officer, Michael J. Coyle, and former Chief Financial Officer and former Chief Operating Officer, Douglas J. Devine. The purported class in the amended complaint includes all persons who purchased or acquired the Company's common stock between August 4, 2020 and July 13, 2021, and seeks unspecified damages purportedly sustained by the class. On October 27, 2021, the Company filed a motion to dismiss, which the Court granted on March 31, 2022, entering judgment in favor of the Company and the other defendants. On April 29, 2022, the original named plaintiff appealed to the Ninth Circuit Court of Appeals. On October 11, 2023, after briefing by the parties and oral argument, the Ninth Circuit dismissed the appeal for lack of jurisdiction. The appellant has stated that he intends to file a petition for rehearing en banc. The Company believes the above securities class action lawsuit to be without merit and plans to continue to defend itself vigorously.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Development Agreement
On September 3, 2019, the Company entered into a Development Collaboration Agreement with Verily Life Sciences LLC, an Alphabet company (“VLS”) and Verily Ireland Limited (“VIL” and together with VLS, “Verily”) (such Development Collaboration Agreement, as amended by Amendment No. 1 dated April 26, 2021 and Amendment No.2 dated January 24, 2022, the “Development Agreement”). The Development Agreement involves joint development and production of intellectual property between the Company and Verily. Each participant has primary responsibility for certain aspects of development and approval, with all processes to be performed at each respective party’s own cost. Costs incurred by the Company in connection with the Development Agreement will be expensed as research and development expense in accordance with ASC 730, Research and Development.
The Company and Verily will develop certain next-generation atrial fibrillation (“Afib”) screening, detection, or monitoring products pursuant to the Development Agreement, which products will involve combining Verily's and the Company’s technology platforms and capabilities. Under the terms of the Development Agreement, the Company paid Verily an upfront fee of $5.0 million in 2019. In addition, the Company agreed to make additional cash payments to Verily up to an aggregate of $12.75 million in milestone payments upon achievement of various development and regulatory milestones over the term of the Development Agreement. The Company has achieved milestones tied to payments totaling $11.0 million through September 30, 2023, and, subject to achievement of specified milestones, anticipate making additional milestone payments of $1.75 million into 2024.
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
The 2022 Amendment also amended the terms of the revolving credit line under the SVB Loan Agreement, which provided for an aggregate principal amount of $25.0 million, to: (i) extend the maturity date from August 1, 2023 to March 1, 2027, (ii) increase the letters of credit sublimit to $15.0 million and (iii) increase the cash management services sublimit to $15.0 million. Interest charged on the principal amount outstanding under the revolving credit line accrues at a floating per annum rate equal to the greater of (A) the Prime Rate plus 0.25% and (B) 3.5%. The Company is required to pay an annual fee equal to 0.15% of the revolving credit line. As of September 30, 2023, no loans were outstanding under the revolving credit line and the Company had used $8.4 million in letters of credit.
The 2022 Amendment also amended the SVB Loan Agreement to require the Company to comply, as of the last day of each fiscal quarter, with a quick ratio of at least 1.0 to 1.15 or minimum adjusted EBITDA trailing 6 months of at least $15.0 million.
As of March 27, 2023, in connection with the closure of SVB by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation, First-Citizens Bank & Trust Company assumed all of SVB’s deposits and loans. The Company continues to have access to the revolving credit line and letters of credit available pursuant to the SVB Loan Agreement and was in compliance with its loan covenants as of September 30, 2023.
Future minimum payments
Contractual obligations for the 2022 Term Loans comprise principal and interest payments as follows (in thousands):

Year Ending December 31,
2023 (remainder of the year)	$774
2024	3,114
2025	15,841
2026	18,728
2027	4,440
Total	42,897
Less: Amount representing interest	(7,897)
Less: Debt issuance costs	(54)
Principal payments	$34,946

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
10. INCOME TAXES
The Company recorded a tax provision related to its U.S. state taxes and the U.K. subsidiary during the three and nine months ended September 30, 2023 and 2022. Due to the uncertainties surrounding the realization of the U.S. deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.

11. STOCKHOLDERS' EQUITY
Common Stock
The Company’s amended and restated certificate of incorporation dated October 25, 2016, as amended, authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends were declared through September 30, 2023.
The Company had reserved shares of common stock for issuance as follows (in thousands):

	September 30, 2023	December 31, 2022
Options issued and outstanding	307	328
Unvested RSUs and PRSUs [1]	2,747	2,026
Shares available for grant under future stock plans	6,728	7,823
Shares available for future issuance	9,782	10,177

1PRSUs are based on the maximum number of PRSUs in the key executive grant agreements. The actual number of PRSUs granted will be based on company performance criteria and relative Total Shareholder Return, as discussed in Note 12, Equity Incentive Plan and Stock-Based Compensation.

12. EQUITY INCENTIVE PLAN AND STOCK-BASED COMPENSATION
A summary of awards available for grant under the Company’s 2016 Equity Incentive Plan is as follows (in thousands):

Shares Available for Grant
Balance as of December 31, 2022	7,823
Awards granted [1]	(1,317)
Awards forfeited [1]	222
Balance as of September 30, 2023	6,728

1 Awards granted and forfeited include PRSUs, which are based on the maximum number of PRSUs in the key executive grant agreements. The actual number of PRSUs granted will be based on company performance criteria and relative Total Shareholder Return, as discussed in Note 12, Equity Incentive Plan and Stock-Based Compensation.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of RSUs and PRSUs are based on the Company’s closing stock price on the date of grant. The fair value of market based PRSUs were estimated at the date of grant using the Monte-Carlo option pricing model. A summary is as follows (in thousands, except weighted average grant date fair value):

	Restricted Stock Units		Performance Based Restricted Stock Units and Market-Based Units
	Shares Underlying RSUs	Weighted Average Grant Date Fair Value	Shares Underlying PRSUs [1]	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	1,465	$111.16	561	$120.22
Granted	853	116.49	464	124.56
Vested	(349)	118.30	(24)	107.05
Forfeited	(129)	119.60	(93)	127.04
Balance as of September 30, 2023	1,839	$111.69	908	$122.09

1Based on the maximum number of PRSUs in the key executive grant agreements. The actual number of PRSUs granted will be based on company performance criteria and relative Total Shareholder Return, as discussed in Note 12, Equity Incentive Plan and Stock-Based Compensation.
As of September 30, 2023, there was total unamortized compensation costs of $142.3 million, net of estimated forfeitures, related to unrecognized RSU expense, which the Company expects to recognize over a weighted average remaining period of 1.9 years. Aggregate intrinsic value of the RSUs was $173.4 million as of September 30, 2023.
As of September 30, 2023, there was total unamortized compensation costs of $41.9 million, net of estimated forfeitures, related to unrecognized PRSU expense, which the Company expects to recognize over a weighted average remaining period of 2.3 years. Aggregate intrinsic value of the PRSUs was $85.6 million as of September 30, 2023.
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
In addition, in February 2023, the Company granted market-based PRSUs to senior executive officers. These PRSUs to be earned will be based on the CAGR calculated between fiscal year 2025 and fiscal year 2022 annual unit volume and measuring performance thresholds mentioned above, as well as a comparison of the S&P Healthcare Index to the Company's Total Shareholder Return (“TSR”). The grant date fair value of the TSR was based on the expected term of 2.9 years, interest risk free rate of 4.5%, implied volatility of 83.8% and no dividend yield. These February 2023 awards are subject to the senior executive officers continued employment through the vesting date of March 15, 2026.
In August 2023, the Company granted market-based retention PRSUs ("August 2023 awards") to its Chief Executive Officer, other senior executive officers, and other members of the Company’s management team. The purpose of the performance-based awards was tied to several important long-term operational objectives, including to: (i) create stability among the leadership team, (ii) retain other critical talent and (iii) drive achievement of strategic objectives while the Company transforms and scales its business model. The performance period of the August 2023 awards will be measured between July 1, 2023 and June 30, 2026, with Company results subject to adjustment by the Company’s TSR as compared to the TSR of the S&P Healthcare Index. The grant date fair value of the TSR was based on the expected term of 2.9 years, interest risk free rate of 4.4%, implied volatility of 80.1% and no dividend yield. The August 2023 awards are subject to the continued employment of the recipients through the vesting date of August 7, 2026.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Options
The following table summarizes stock option activity during the nine months ended September 30, 2023 (in thousands, except weighted average exercise price per share and years):

		Options Outstanding
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	328	$43.00	4.43	$16,635
Options exercised	(21)	53.03
Balance as of September 30, 2023	307	42.32	3.66	15,964
Options exercisable – September 30, 2023	307	$42.32	3.66	$15,964
There have been no options granted since December 31, 2019. As of September 30, 2023, the options were fully vested.
Employee Stock Purchase Plan
In October 2016, the Board and stockholders approved the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for 12 month offering periods that contain two six-month purchase periods. At the end of each purchase period, employees purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the purchase period. During the nine months ended September 30, 2023, approximately 46 thousand shares of the Company's common stock were issued to employees participating in the ESPP and approximately 2.2 million shares of the Company’s common stock remained available for issuance under the ESPP.
For the offering period which started on June 1, 2023, the assumptions included the expected term ranging from 0.5 year to 1.0 year, expected volatility ranging from 48.8% to 59.2%, risk-free interest rate ranging from 5.1% to 5.4% and dividend yield of 0.0%.
During the nine months ended September 30, 2023 there were no material changes to the ESPP from those described in Note 13, Equity Incentive Plans, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
As of September 30, 2023, the Company had $3.2 million of unrecognized compensation expense related to ESPP subscriptions that will be recognized over a weighted average period of 0.5 years.
Stock-Based Compensation Expense
The following table summarizes the total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$1,236	$618	$2,584	$1,540
Research and development	3,370	1,717	7,912	4,841
Selling, general and administrative	16,402	10,610	42,862	35,565
Total stock-based compensation expense	$21,008	$12,945	$53,358	$41,946

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

13. NET LOSS PER SHARE
As the Company had net losses for the three and nine months ended September 30, 2023 and 2022, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share during the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(27,116)	$(21,451)	$(84,707)	$(95,957)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	30,607	30,055	30,470	29,837
Net loss per common share, basic and diluted	$(0.89)	$(0.71)	$(2.78)	$(3.22)
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the three and nine months ended September 30, 2023 and 2022 because their inclusion would be anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2023	2022
Options to purchase common stock	307	330
RSUs and PRSUs[1] unvested	2,747	2,077
Total	3,054	2,407

1PRSUs are based on the maximum number of PRSUs in the key executive grant agreements. The actual number of PRSUs granted will be based on company performance criteria and relative Total Shareholder Return, as discussed in Note 12, Equity Incentive Plan and Stock-Based Compensation.

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
The following are Zio Services shown as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contracted third-party payors	54%	54%	55%	55%
Centers for Medicare and Medicaid	25%	26%	25%	24%
Healthcare institutions	14%	14%	14%	15%
Non-contracted third-party payors	7%	6%	6%	6%
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
We define Adjusted EBITDA for a particular period as net loss before income tax provision, depreciation and amortization, interest expense and interest income and as further adjusted for stock-based compensation expense, impairment and restructuring charges, and business transformation costs. Business transformation costs include professional services and employee termination costs to augment and restructure the organization to use both outsourced and offshore resources.

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
The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(27,116)	$(21,451)	$(84,707)	$(95,957)
Interest expense	927	614	2,709	3,125
Interest income	(1,717)	(599)	(4,619)	(927)
Income tax provision	195	116	495	196
Depreciation and amortization	4,067	3,436	11,434	9,930
Stock-based compensation	21,008	12,945	53,358	41,946
Impairment and restructuring charges	—	—	—	26,608
Business transformation costs	2,999	2,315	14,094	2,748
Adjusted EBITDA	$363	$(2,624)	$(7,236)	$(12,331)
Macroeconomic Factors
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
In connection with the COVID-19 pandemic, we previously experienced business disruptions affecting the availability and cost of materials, which impacted our supply chain and reduced margins. In addition, during the COVID-19 pandemic, we continued to deliver our Zio Services by operating with remote employees and essential employees on site.
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
Our remote work arrangements and decision to pursue a sublease for our San Francisco headquarters resulted in an impairment of our ROU asset and related leasehold improvements and furniture and fixtures during the nine months ended September 30, 2022. As we continue to evaluate our real estate footprint, we may incur additional impairment charges related to real property lease agreements.
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
We typically experience reduced revenue during the third quarter, as well as during the year-end holiday season. We believe this is the result of physicians and patients taking vacations and patients electing to delay our monitoring services during the summer months or holidays. Revenue may be impacted by the outcome of adjudications with contracted and non-contracted payors, as well as changes in CMS reimbursement rates like we experienced with final rates being established for our Zio Services as of January 1, 2023. On August 7, 2023, CMS published the calendar year 2024 Medicare Physician Fee Schedule proposed rule, which includes rates for the CPT codes we use to seek reimbursement for our services. Based on the proposed rule, we believe the 2024 proposed national payment rates may be, on average, approximately 5% lower than the 2023 rates for services, when excluding impacts from the geographic practice cost index for our IDTF locations. As of November 1, 2023, the final Medicare Physician Fee Schedule has not been released by CMS for calendar year 2024. Clinical capacity limitations may also restrict our ability to complete the performance obligations to achieve revenue recognition.
Cost of Revenue
Cost of revenue includes direct labor, material costs, equipment and infrastructure expenses, amortization of internal-use software, allocated overhead, and shipping and handling. Direct labor includes payroll-related costs including stock-based compensation involved in manufacturing, clinical data curation, and customer service. Material costs include both the disposable materials costs of the Zio patches and amortization of the re-usable PCBAs. Each Zio XT patches and Zio Monitor includes a PCBA, and each Zio AT patch includes a PCBA and gateway board, the cost of which is amortized over the anticipated number of uses of the board. We expect cost of revenue to increase in absolute dollars as our revenue increases due to increased direct labor, direct materials, and variable spending as well as amortization of internal-use software, partially offset by economies of scale in relation to fixed costs such as overhead and facilities costs.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2023 and 2022.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change*	% Change	2023	2022	$ Change*	% Change

	(dollars in thousands, except percentages)
Revenue	$124,604	$103,875	$20,729	20%	$360,170	$298,304	$61,866	21%
Cost of revenue	42,130	32,954	9,176	28%	115,790	95,379	20,411	21%
Gross profit	82,474	70,921	11,553	16%	244,380	202,925	41,455	20%
Operating expenses:
Research and development	16,309	11,448	4,861	42%	44,828	33,935	10,893	32%
Selling, general and administrative	93,768	80,559	13,209	16%	285,531	235,468	50,063	21%
Impairment and restructuring charges	—	—	—	—%	—	26,608	(26,608)	(100)%
Total operating expenses	110,077	92,007	18,070	20%	330,359	296,011	34,348	12%
Loss from operations	(27,603)	(21,086)	(6,517)	31%	(85,979)	(93,086)	7,107	(8)%
Interest expense	(927)	(614)	(313)	51%	(2,709)	(3,125)	416	(13)%
Interest and other income, net	1,609	365	1,244	341%	4,476	450	4,026	895%
Loss before income taxes	(26,921)	(21,335)	(5,586)	26%	(84,212)	(95,761)	11,549	(12)%
Income tax provision	195	116	79	68%	495	196	299	153%
Net loss	$(27,116)	$(21,451)	$(5,665)	26%	$(84,707)	$(95,957)	$11,250	(12)%

* Certain numbers expressed in millions may not sum due to rounding.
Revenue
Revenue increased by $20.7 million, or 20%, to $124.6 million during the three months ended September 30, 2023, as compared to $103.9 million during the three months ended September 30, 2022. Revenue increased by $61.9 million, or 21%, to $360.2 million during the nine months ended September 30, 2023, as compared to $298.3 million during the nine months ended September 30, 2022. For the three and nine months ended September 30, 2023, the increases in revenue were primarily attributable to increases in the volume of Zio Services resulting from increasing demand, partially offset by a slight decline in average selling price.
Cost of Revenue
Cost of revenue increased by $9.2 million, or 28%, to $42.1 million during the three months ended September 30, 2023, as compared to $33.0 million during the three months ended September 30, 2022. Cost of revenue increased by $20.4 million, or 21%, to $115.8 million during the nine months ended September 30, 2023, as compared to $95.4 million during the nine months ended September 30, 2022. For the three months ended September 30, 2023, the increases in cost of revenue were primarily due to increases in the volume of Zio Services provided due to higher demand, as well as an increase of $3.1 million for excess Zio XT PCBA components. For the nine months ended September 30, 2023, the increases in cost of revenue were primarily due to increases in the volume of Zio Services provided due to higher demand.
Research and Development Expenses
Research and development expenses increased by $4.9 million, or 42%, to $16.3 million during the three months ended September 30, 2023, as compared to $11.4 million during the three months ended September 30, 2022. Research and development expenses increased by $10.9 million, or 32%, to $44.8 million during the nine months ended September 30, 2023, as compared to $33.9 million during the nine months ended September 30, 2022. The increases in research and development expenses for the three and nine months ended September 30, 2023 were primarily due to higher headcount-related costs and further development, enhancement, and functionality of our current and future product offerings.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $13.2 million, or 16%, to $93.8 million during the three months ended September 30, 2023, as compared to $80.6 million during the three months ended September 30, 2022. Selling, general and administrative expenses increased by $50.1 million, or 21%, to $285.5 million during the nine months ended September 30, 2023, as compared to $235.5 million during the nine months ended September 30, 2022. The increases were primarily attributable to an increase in headcount related costs (including stock-based compensation) for incremental headcount and executive hires supporting growth in our operations, an increase in business transformation costs to scale the organization, an increase in legal and consulting costs to support regulatory and legal matters, and an increase in software and hardware costs to support the growth in our infrastructure.
Impairment and Restructuring Charges
There were no impairment and restructuring charges during the nine months ended in September 30, 2023. In February 2022, our board of directors (the “Board”) approved reducing our leased space for our headquarters in San Francisco, California. As a result, we recognized an impairment of our ROU asset and related leasehold improvements and furniture and fixtures in the amount of $23.2 million during the nine months ended September 30, 2022. Also in February 2022, the Board approved a restructuring plan to allow us to effectively and efficiently scale our business, which resulted in severance and other employment related costs of $3.4 million during the nine months ended September 30, 2022.
Interest expense
Interest expense increased by $0.3 million to $0.9 million during the three months ended September 30, 2023, as compared to $0.6 million during the three months ended September 30, 2022. The increase in interest expense was attributable to increases in interest rates period over period.
Interest expense decreased by $0.4 million to $2.7 million during the nine months ended September 30, 2023, as compared to $3.1 million during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we incurred financing fees of $1.75 million associated with the second amendment to the SVB Loan Agreement (as defined below). Offsetting this reduction was an increase in interest expense of $0.9 million due to higher interest rates period over period.
Interest and other income, net
Interest and other income, net increased by $1.2 million to $1.6 million during the three months ended September 30, 2023, as compared to $0.4 million during the three months ended September 30, 2022. Interest and other income, net increased by $4.0 million to $4.5 million during the nine months ended September 30, 2023, as compared to $0.5 million during the nine months ended September 30, 2022. The increase was primarily due to higher interest earned from our cash and cash equivalents and marketable securities during the three and nine months ended September 30, 2023, as compared to the same periods in 2022.
Liquidity and Capital Expenditures
Overview
As of September 30, 2023, we had cash and cash equivalents of $47.5 million, marketable securities of $111.0 million, and accounts receivable of $50.1 million. In addition, we have $40.0 million available under a term loans facility and $16.6 million available under a revolving credit line. We are continuously reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by the current macroeconomic environment, including inflation, interest rate volatility, uncertainty with respect to the federal budget and instability in the global banking system. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. We believe that our current cash, cash equivalents, marketable securities balances, and term loans facility, together with income to be derived from the sales of our Zio Services, will be sufficient to meet our liquidity requirements for at least the next 12 months.
Under the terms of the Development Agreement, we agreed to make cash payments to Verily up to an aggregate of $12.75 million in milestone payments upon achievement of various development and regulatory milestones. We have achieved milestones tied to payments totaling $11.0 million through September 30, 2023, and, subject to achievement of specified milestones, anticipate making additional milestone payments of $1.75 million into 2024.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(34,129)	$(35,588)
Investing activities	(2,609)	(44,320)
Financing activities	5,352	23,568
Net decrease in cash and cash equivalents	$(31,386)	$(56,340)
Operating Activities
During the nine months ended September 30, 2023, cash used in operating activities was $34.1 million, a decrease of $1.5 million, as compared to $35.6 million during the nine months ended September 30, 2022. The reduction was primarily attributable to favorable impacts of $16.1 million from the timing of collections and payments associated with our accounts receivable, inventory, operating leases, and accounts payable, partially offset by an increase in payments for other assets of $17.7 million, primarily for the purchase of PCBAs.
Investing Activities
During the nine months ended September 30, 2023, cash used in investing activities was $2.6 million, a decrease of $41.7 million as compared to cash used in investing activities of $44.3 million during the nine months ended September 30, 2022. The decrease was primarily attributable to a net increase in proceeds from marketable securities of $48.9 million, partially offset by increases in purchases of property and equipment of $4.2 million and the purchase of a strategic investment of $3.0 million.
Financing Activities
During the nine months ended September 30, 2023, cash provided by financing activities was $5.4 million, a decrease of $18.2 million as compared to $23.6 million during the nine months ended September 30, 2022. The decrease was primarily attributed to net proceeds during the first half of 2022 of $13.6 million, associated with a $35.0 million term loan offset by a $21.4 million debt repayment. Additionally, there was a decrease of $4.7 million in proceeds from the issuance of common stock in connection with our employee equity incentive plan.
Bank Debt
In October 2018, we entered into the SVB Loan Agreement with SVB. Under the SVB Loan Agreement, we had borrowed $35.0 million and had made repayments through March 2022, at which time the outstanding balance was $18.5 million.
On March 28, 2022, we entered into the 2022 Amendment to our SVB Loan Agreement which provided for the 2022 Term Loans in the aggregate principal amount of up to $75.0 million, of which $35.0 million was borrowed at closing and a portion of the proceeds was used to pay in full the outstanding balance of $18.5 million under the SVB Loan Agreement. The remaining $40.0 million of 2022 Term Loans may be borrowed from time to time at our option, in increments of at least $10.0 million, through December 31, 2023. We will pay interest only on the 2022 Term Loans until April 1, 2025, when we will commence repaying the 2022 Term Loans in 24 equal consecutive monthly installments, with all obligations under the 2022 Term Loans maturing on March 1, 2027. Interest charged on the 2022 Term Loans will accrue at a floating per annum rate equal to the greater of: (A) the Prime Rate plus 0.25%; and (B) 3.5%. We are also required to pay fees on any prepayment of the 2022 Term Loans, ranging from 1.0% to 3.0% depending on the date of prepayment, and a final payment equal to 5.0% of the principal amount of the 2022 Term Loans drawn. Once repaid or prepaid, the 2022 Term Loans may not be reborrowed.
The 2022 Amendment also amended the terms of the revolving credit line under the SVB Loan Agreement, which provided for an aggregate principal amount of $25.0 million, to: (i) extend the maturity date from August 1, 2023 to March 1, 2027, (ii) increase the letters of credit sublimit to $15.0 million and (iii) increase the cash management services sublimit to $15.0 million. Interest charged on the principal amount outstanding under the revolving credit line will accrue at a floating per annum rate equal to the greater of (A) the Prime Rate plus 0.25% and (B) 3.5%. We are required to pay an annual fee equal to 0.15% of the revolving credit line. As of September 30, 2023, no loans were outstanding under the revolving credit line and we had used $8.4 million in letters of credit.
The 2022 Amendment also amended the SVB Loan Agreement to require us to comply, as of the last day of each fiscal quarter, with a quick ratio of at least 1.0 to 1.15 or minimum adjusted EBITDA trailing six months of at least $15.0 million.

As of March 27, 2023, in connection with the closure of SVB by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation, First-Citizens Bank & Trust Company assumed all of SVB’s deposits and loans. We continue to have access to the revolving credit line and letters of credit available pursuant to the SVB Loan Agreement and we were in compliance with our loan covenants as of September 30, 2023.
Contractual Obligations
Our contractual obligations as of December 31, 2022, are presented in our Annual Report on Form 10-K filed with the SEC on February 23, 2023. See Note 8, Commitments and Contingencies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for our lease obligations. See Note 9, Debt to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for refinancing of our debt agreement. As of September 30, 2023, there were no material changes outside the ordinary course of business in our outstanding contractual obligations.
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
Our significant accounting policies are described in Note 2, Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The critical accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There were no material changes to our critical accounting estimates during the nine months ended September 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities of $158.5 million and $213.1 million as of September 30, 2023, and December 31, 2022, respectively; which consisted of bank deposits, money market funds and U.S. government securities. Such interest-earning instruments carry a degree of interest rate risk.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. Based upon our overall interest rate exposure as of September 30, 2023, a change of 10 percent in interest rates, assuming the amount of our investment portfolio and overall economic environment remains constant, would not have a material effect on interest income.
As of September 30, 2023 and December 31, 2022, we had total outstanding debt of $34.9 million for each period, net of debt issuance costs. The SVB Loan Agreement carries a variable interest rate based on the “Prime Rate” published by The Wall Street Journal. A hypothetical 10% change in interest rates during each of the three and nine months ended September 30, 2023 and 2022 would have resulted in an immaterial impact on our unaudited condensed consolidated financial statements.
Foreign Currency Exchange Rate Sensitivity
We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in British Pound Sterling and in Philippine Pesos. As of September 30, 2023 and December 31, 2022, we do not consider this risk to be material. We do not utilize any forward foreign exchange contracts, although we may choose to do so in the future. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, sales, or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) (principal executive officer) and Chief Financial Officer (“CFO”) (principal financial officer), as appropriate to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rule 13a under the Exchange Act, our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On February 1, 2021, a putative class action lawsuit was filed in the United States District Court for the Northern District of California alleging that we and our former Chief Executive Officer, Kevin M. King, violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. On August 2, 2021, the lead plaintiff filed an amended complaint, and filed a further amended complaint on September 24, 2021. The amended complaint names as defendants, in addition to us and Mr. King, our former Chief Executive Officer, Michael J. Coyle, and former Chief Financial Officer and former Chief Operating Officer, Douglas J. Devine. The purported class in the amended complaint includes all persons who purchased or acquired our common stock between August 4, 2020 and July 13, 2021, and seeks unspecified damages purportedly sustained by the class. On October 27, 2021, we filed a motion to dismiss, which the Court granted on March 31, 2022, entering judgment in favor of us and the other defendants. On April 29, 2022, the original named plaintiff appealed to the Ninth Circuit Court of Appeals. On October 11, 2023, after briefing by the parties and oral argument, the Ninth Circuit dismissed the appeal for lack of jurisdiction. The appellant has stated that he intends to file a petition for rehearing en banc. We believe the above securities class action lawsuit to be without merit and plan to continue to defend ourselves vigorously.
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
ITEM 1A. RISK FACTORS
Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. Before making a decision to invest in, hold or sell our common stock, stockholders and potential stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q, as well as the other information we file with the SEC. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the value of our common stock could decline and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business, financial condition and results of operations. Refer to our disclaimer regarding forward-looking statements at the beginning of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this Quarterly Report.

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
During each of the three and nine months ended September 30, 2023, we received approximately 25% of our total revenue from the Medicare program (inclusive of Medicare Advantage). The Medicare program is administered by CMS, which imposes extensive and detailed requirements on diagnostic services providers, including IDTFs. These requirements include, but are not limited to, rules that govern how we structure our relationships with physicians, how we operate our IDTFs and market our Zio Services, when we may perform diagnostic tests, and how and when we submit reimbursement claims. Our failure to comply with the applicable Medicare rules and requirements could result in discontinuation of our reimbursement under the Medicare payment program, a requirement to return funds already paid to us, civil monetary penalties, criminal penalties, and/or exclusion from the Medicare program, which would have a material adverse impact on our reputation, business and results of operations.
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
CMS updates the reimbursement rates for diagnostic tests performed by IDTFs annually via the Medicare Physician Fee Schedule. Effective January 1, 2023, CMS established national payment rates for the CPT codes we use to report the long-term continuous monitoring services we perform with our Zio XT System and our Zio Monitor System: CPT codes 93247 (for wear-time of greater than 7 days and up to 15 days) and 93243 (for wear-time of greater than 48 hours and up to 7 days). Based on the relative value units CMS assigned to CPT codes 93247 and 93243, the national reimbursement rates for these services in 2023 are $243.65 and $231.79, respectively, and range from $247.59 to $334.46 and $235.54 to $318.17 for our Medicare-enrolled IDTF locations in Deerfield, Illinois, Houston, Texas, and San Francisco, California, when considering the geographic practice cost index for these locations. On August 7, 2023, CMS published the calendar year 2024 Medicare Physician Fee Schedule proposed rule, which includes rates for the CPT codes we use to seek reimbursement for our services. Based on the proposed rule, we believe the 2024 proposed national payment rates may be, on average, approximately 5% lower than the 2023 rates for services, when excluding impacts from the geographic practice cost index for our IDTF locations noted above. As of November 1, 2023, the final Medicare Physician Fee Schedule has not been released by CMS for calendar year 2024. Because remote cardiac monitoring technology, including the Zio System, are rapidly evolving, there is a continuing risk that relative value units assigned, and reimbursement rates set, by CMS may not adequately reflect the value and expense of this technology and associated monitoring services, and CMS may reduce these rates in the future, which would adversely affect our financial results.
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
We have entered into the Development Agreement with Verily to develop certain next-generation Afib screening, detection, or monitoring devices to enhance our Zio Services, which involves combining our technology platforms and capabilities with those of Verily. As part of the Development Agreement, we paid Verily an up-front fee of $5.0 million in cash, and through December 31, 2022 and September 30, 2023, we have achieved milestones and additional related payment obligations totaling $11.0 million. We have agreed to make additional payments over the term of the Development Agreement up to an aggregate of $1.75 million, subject to achievement of certain specified milestones. The success of our collaboration with Verily is highly dependent on the efforts provided to the collaboration by Verily and us and the skill sets of our respective employees. Support of these efforts requires significant resources, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even with FDA’s clearance of our clinically-integrated ZEUS System for the Zio Watch, continued product testing, market research, and related activities may result in a delay to device launch and additional expense associated with any commercialization efforts. Even if and when launched, the developed devices may also not be accepted in the marketplace, and there is no assurance that adequate coverage or reimbursement would be available, or that an alternative payment model can be developed.
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
Our operations in the United Kingdom account for approximately 1% of our revenue for the three and nine months ended September 30, 2023 and we intend to continue to pursue growth opportunities in the United Kingdom. There are still a number of areas of uncertainty in connection with the future of the United Kingdom and its relationship with the European Union following the United Kingdom’s exit from the European Union in 2020 (commonly referred to as “Brexit”), including the application and interpretation of the UK-EU trade agreement (the “Trade and Cooperation Agreement”), which went into force in May 2021. For example, because a significant proportion of the regulatory framework in the United Kingdom is currently derived from EU directives and regulations, Brexit could result in material changes to the regulatory regime applicable to many of our current operations. The UK government and the MHRA began undertaking public consultations on the future regulation of medical devices in 2022 and plan to introduce the new regulatory system from July 2025 onwards. Although the Trade and Cooperation Agreement offers UK and EU companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas, economic relations between the United Kingdom and the European Union are on more restricted terms than existed previously. Therefore, at this time, we cannot predict the impact that the Trade and Cooperation Agreement and any future agreements contemplated under the terms of the Trade and Cooperation Agreement will have on our future business efforts to commercialize our Zio Services in the United Kingdom and the European Union. Accordingly, it is possible that the Trade and Cooperation Agreement may adversely affect our operations and financial results.
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
•competition;
•inadequate financial and other resources; and
•global business, political and economic conditions, including inflation, increasing interest rates, cybersecurity events, uncertainty with respect to the federal budget, instability in the global banking system, political instability, and military hostilities, including ongoing geopolitical conflicts, such as the war in Ukraine and conflict in Israel.
Further, we recognize a portion of our revenue from non-contracted third-party commercial payors. For example, during the year ended December 31, 2022 and nine months ended September 30, 2023, revenue from non-contracted third-party commercial payors accounted for approximately six percent of our total revenue. We have limited visibility as to when we will receive payment for our Zio Services with non-contracted payors and we or XIFIN must appeal any negative payment decisions, which often delays collections further. Additionally, a portion of the revenue from non-contracted payors is received from patient co-pays, which we may not receive for several months following delivery of service or may not receive at all. For revenue related to non-contracted payors, we estimate an average collection rate based on factors including historical cash collections. Subsequent adjustments, if applicable, are recorded as an adjustment to revenue. Fluctuations in revenue may make it difficult for us, research analysts, and investors to accurately forecast our revenue and operating results or to assess our actual performance. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.
We have a history of operating losses and may not achieve or sustain profitability in the future.
We have incurred net losses since our inception in September 2006. We generated net losses of $27.1 million and $21.5 million during the three months ended September 30, 2023 and 2022, respectively, $84.7 million and $96.0 million during the nine months ended September 30, 2023 and 2022, respectively, and $116.2 million and $101.4 million during fiscal 2022 and 2021, respectively. As of September 30, 2023, we had an accumulated deficit of $606.9 million. We have financed our operations to date primarily through private and public offerings of equity securities and revenue generated by prescriptions of our Zio Services. We have and expect to continue to incur significant research and development, sales and marketing, regulatory, and other expenses as we expand our marketing efforts to increase the prescription of our Zio Services, expand existing relationships with physicians, obtain regulatory clearances or approvals for our current or future services and related devices, conduct clinical trials on our existing and future services, and develop new services or add new features to our existing Zio Services. We also expect that our general and administrative expenses will continue to increase due, among other things, to the operational and regulatory burdens applicable to medical service providers that are public companies. As a result, we expect to continue to incur operating losses in the future. These losses, among other things, may have an adverse effect on our stockholders’ equity and the value of our common stock.
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
We are involved in legal proceedings related to securities litigation and other matters may become involved in other legal proceedings that arise from time to time in the future. For example, as discussed further in Note 8, Commitments and Contingencies, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, a putative securities class action lawsuit has been filed against the company and certain current officers or former officers of the Company alleging violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder.
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
For example, in 2017, the U.S. government enacted the TCJA, which made significant changes to the taxation of business entities including the requirement to capitalize research and development expenditures and amortize such expenditures over five years for domestic expenditures and fifteen years for foreign expenditures. While it is possible that Congress may modify or repeal this provision, we have no assurance that this provision will be modified or repealed and even if Congress makes any such decision, it may not be retroactive, and could still therefore result in an impact on cash from operating activities and on the balance of our deferred taxes. In addition, we have a significant presence in the United Kingdom, as well as significant sales in the United Kingdom, such that any changes in tax laws in the United Kingdom will impact our business. The overall impact of these changes is uncertain, and our business and financial condition could be adversely affected.
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

Risks Related to Privacy and Security
Cybersecurity risks, including those involving network security breaches, services interruptions and other incidents affecting the confidentiality, integrity or availability of our data and systems, could result in the compromise of confidential data or critical data systems and give rise to potential harm to our patients, remediation and other expenses, expose us to liability under HIPAA, breach notification laws, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations.
Cybersecurity threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants or other service providers to criminal or other unauthorized threat actors, including state-sponsored attacks. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff. Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber incidents can result from deliberate attacks or unintentional events. Over the past several years, cyber-attacks and other cyber incidents have become more prevalent and much harder to detect and defend against. These cyber attacks and other incidents include unauthorized access to our network, information technology and data, and that our of contractors; compromise of employee credentials and accounts; transmission of computer viruses and other malware; phishing and spamming attacks; ransomware attacks and other acts of cyber extortion; and malicious actions by persons inside our organization and other insider threats. The increasing use of mobile devices for remote access to our systems and data also increases these vulnerabilities and risks. Our internal technology systems and infrastructure, and those of our contractors, are also vulnerable to damage from natural disasters, acts of terrorism, war and other acts of foreign governments and failures of telecommunication, electrical and other critical systems. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security or other problems that unexpectedly could interfere with our business operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures.
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
In the ordinary course of our business, we collect, use and store, and transmit sensitive data, such as our proprietary business information and that of our suppliers, contractors, customers, vendors and others, as well as personal information, including health information, of these parties and of our patients. As a result, we are subject to several foreign, federal and state laws and regulations protecting the use, disclosure and confidentiality of certain personal information, namely individually identifiable information (e.g., names, social security numbers, addresses, birth dates), and restricting the use and disclosure of that information. These laws include foreign, federal and state healthcare privacy laws, telehealth laws, breach notification laws and consumer protection laws. These frameworks impose stringent privacy and security standards and potentially significant non-compliance penalties and liability. Foreign data protection, privacy, and related laws and regulations can be more restrictive than those in the United States. For example, data localization laws in some countries generally mandate that certain types of data collected in a particular country be stored and/or processed solely within that country. In addition, both foreign and U.S. legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These changes or increased costs could negatively impact our business and results of operations in material ways.

The secure maintenance, processing and transmission of this sensitive information is critical to our business operations and we are dependent on sophisticated information technology systems to operate our business. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems or failures to adequately scale our data platforms and architectures support patient care could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. We have implemented multiple layers of security measures and monitoring to protect the confidentiality, integrity and availability of this data and the systems and devices that store and transmit such data. Despite our security measures and business controls, which undergo routine testing internally and by external parties, our information technology and infrastructure may be vulnerable to attacks by criminals and criminal enterprises, foreign governments and other state-sponsored actors and terrorists and lone wolves; breaches due to employee, contractor or vendor error; or malfeasance or other disruptions or subject to the inadvertent or intentional unauthorized release of information. Any such occurrence could compromise our data centers and networks and the information stored thereon could be inappropriately accessed, publicly disclosed, lost or stolen. Further, any such access, disclosure or other loss of information could result in legal claims or proceedings, and liability under laws that protect the privacy of personal information and regulatory penalties, increase in operating expenses, incurrence of expenses, including notification, mitigation and remediation costs, disrupt our operations and the services we provide to our clients or damage our reputation, any of which could adversely affect our profitability, revenue and competitive position.
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
Historically, the market price of our common stock, like the securities of many other medical service providers that are public companies, has fluctuated. It is likely that our stock price will continue to be volatile in the future. In addition, the trading prices for our common stock and the common stocks of other medical service providers been highly volatile as a result of macroeconomic conditions, including inflation, rising interest rates and ongoing geopolitical conflicts, such as the war in Ukraine and conflict in Israel.
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
•regulatory actions;
•legislation and political conditions;
•cybersecurity events;
•global health pandemics, such as the COVID-19 pandemic;
•terrorist acts, acts of war, or periods of widespread civil unrest, including ongoing geopolitical conflicts, such as the war in Ukraine and conflict in Israel and actions taken by third parties in response to such conflict; and
•general economic, industry, and market conditions, including inflation, interest rate volatility, uncertainty with respect to the federal budget, instability in the global banking system and foreign currency exchange rates.
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
We are party to the SVB Loan Agreement, dated as of October 23, 2018, with SVB, as amended by the Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of March 28, 2022, which provides for a (i) a revolving line of credit in the aggregate principal amount of up to $25.0 million and (ii) a term loans facility in the aggregate principal amount of up to $75.0 million. As of September 30, 2023, we had nothing outstanding under the revolving credit line and $35.0 million outstanding under the term loans.
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
The SVB Loan Agreement imposes numerous financial and other restrictive covenants on our operations, including financial covenants. As of September 30, 2023, we were in material compliance with the covenants imposed by the SVB Loan Agreement. If we violate these or any other covenants under the SVB Loan Agreement or fail to make payments in connection therewith, Silicon Valley Bank could declare an event of default, which would give it the right to terminate its commitment to provide additional loans and declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, Silicon Valley Bank would have the right to proceed against the assets we provided as collateral pursuant to the loan. Any of the foregoing may limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
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
Our operations and performance may vary based on worldwide economic and political conditions, which have been adversely impacted by continued global economic uncertainty, political instability, and military hostilities in multiple geographies, including ongoing geopolitical conflicts such as the war in Ukraine and conflict in Israel, domestic and global inflationary trends, interest rate volatility, uncertainty with respect to the federal budget, instability in the global banking system, global supply shortages and a tightening labor market. A severe or prolonged economic downturn or period of global political instability could drive hospitals and other healthcare professionals to tighten budgets and curtail spending, which could in turn negatively impact rates at which physicians prescribe our Zio Services. In addition, higher unemployment rates or reductions in employer-provided benefits plans could result in fewer commercially insured patients, resulting in a reduction in our margins and impairing the ability of uninsured patients to make timely payments. A weak or declining economy could also strain our suppliers, possibly resulting in supply delays and disruptions. There is also a risk that one or more of our current service providers, suppliers, or other partners may not survive such difficult economic times, which could directly affect our ability to attain our goals on schedule and on budget. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. We cannot predict the timing, strength, or duration of an economic downturn, instability, or recovery, whether worldwide, in the United States, or within our industry.
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
Sales of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.
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

iRhythm Technologies, Inc.

Date: November 2, 2023	By:	/s/ Quentin S. Blackford
Quentin S. Blackford President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Brice A. Bobzien
Brice A. Bobzien Chief Financial Officer (Principal Financial Officer)