Form 10-K
period 2023-12-31
iRhythm Technologies, Inc.
filed 2024-02-22
CIK 1388658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
FORM 10-K
________________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market LLC on June 30, 2023, was approximately $3.2 billion.
The number of shares of Registrant’s Common Stock outstanding as of February 15, 2024, was 30,978,772.
______________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statements for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements concerning our plans, objectives, and expectations for our business, operations, and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the expected impact of global business, political, and macroeconomic conditions, including inflation, interest rate volatility, cybersecurity events, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, potential instability in the global banking system, and volatile market conditions, and global events, including public health crises, and ongoing geopolitical conflicts, such as the war in Ukraine and conflict in the Middle East, on our business, operations, and financial results;
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
•our compliance with all applicable laws, rules, and regulations, including those of the U.S. Food and Drug Administration;
•our expectations regarding the size of our sales organization and expansion of our sales and marketing efforts, including in international geographies;
•our expectations regarding revenue, cost of revenue, cost of service per device, operating expenses, including research and development expense, sales and marketing expense, and general and administrative expenses;
•our ability to retain and recruit key personnel, including the continued development of a sales and marketing infrastructure;
•our ability to obtain and maintain intellectual property protection for our systems and services;
•our estimates of our expenses, ongoing losses, future revenue, capital requirements, and our needs for, or ability to obtain, additional financing;
•our financial performance; and
•developments and projections relating to our competitors or our industry.
We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We assume no obligation to update or revise these forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations, even if new information becomes available in the future.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur.
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission (the “SEC”) as exhibits to the Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, including those risks more fully described below. These risks include, among others, the following, which we consider our most material risks:
•Reimbursement by Medicare is highly regulated and subject to change, and our failure to comply with applicable regulations, including regulations not designed for remote diagnostic tests like our Zio Services, could prevent us from receiving reimbursement under the Medicare program and some commercial payors, subject us to penalties, and adversely affect our reputation, business, and results of operations.
•If reimbursement or other payment for our Zio Services is reduced or modified in the United States, including through cost containment measures or changes to policies with respect to coding, coverage, and pricing, our business could suffer.
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
•Billing for our Zio Services is complex and highly regulated, and we must dedicate substantial time and resources to the billing process. Failure to comply with legal, regulatory, or contractual requirements applicable to our billing and collection activities could subject us to penalties, and adversely affect our reputation, business and results of operations.
•Audits or denials of our claims by government agencies or payors could expose us to recoupment, regulatory scrutiny, and penalties.
•Although our current Zio Systems are comprised of medical devices that have received FDA marketing authorization (510(k) clearance) as well as regulatory certifications in the European Union ("EU") and the United Kingdom ("UK"), we may regularly engage in product enhancements and in iterative changes to existing products, as well as seek to develop new technology or use of technology for new indications for use. These medical device developments may trigger further regulatory reviews and the results of those reviews are unpredictable.
•We are subject to extensive compliance requirements for the quality, design, safety, performance, and post-market surveillance of the medical devices we manufacture for use in our Zio Services, and for vigilance on complaint-handling, escalation, assessment, and reporting of adverse events and malfunctions. A wide range of quality, risk, regulatory, or safety matters could trigger the need for a recall, a hold on the distribution of the marketed product, or other corrective actions to marketed products.
•Because of the patient populations for which our services are provided and the complexity of the healthcare environment in which we operate, a high degree of medical and clinical input may be necessary to evaluate complaints and adverse events, and in some cases, there may be disagreement over whether our services or the medical devices used in our services may have caused or contributed to an event.
•International expansion of our business exposes us to market, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.
•We may face risks associated with acquisitions of companies, products, and technologies and our business could be harmed if we are unable to address these risks.

•Our use of third-party service providers or company resources located outside the United States to support certain customer care, clinical, and other operations of our independent diagnostic testing facilities may present challenges, and if we are ineffective in limiting work performed by these service providers or company resources consistent with applicable regulations or our contractual agreements with commercial payors, we may be subject to penalties or experience loss of revenue.
•If we fail to comply with medical device, healthcare, and other governmental regulations, we could face substantial penalties and our business, results of operations, and financial condition could be adversely affected.
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
•Our communications with healthcare stakeholders – physicians and other healthcare professionals, payors and similar entities, as well as patients and lay caregivers – are subject to a high degree of scrutiny for compliance with a wide range of laws and regulations. Continuing or increasing our sales and marketing and other external communication efforts may expose us to additional risk of being alleged or deemed to be non-compliant by regulators, enforcement authorities, or competitors.
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
•We are subject to complex and evolving U.S. and foreign laws and regulations and other requirements regarding privacy, data protection, security, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in customer growth or engagement, or otherwise harm our business.
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
Since first receiving clearance from the U.S. Food and Drug Administration (“FDA”) for our technology in 2009, we have supported physician and patient use of our technology and provided ambulatory cardiac monitoring services from our Medicare-enrolled independent diagnostic testing facilities (“IDTFs”) and with our qualified technicians. We have provided our Zio ambulatory cardiac monitoring services, including long-term continuous monitoring, short-term continuous monitoring, and mobile cardiac telemetry (“MCT”) monitoring services (collectively, the “Zio Services”), using our Zio Systems (as defined below).
Each Zio System combines an FDA-cleared and CE-marked, wire-free, patch-based, 14-day wearable biosensor that continuously records electrocardiogram (“ECG”) data with a proprietary, FDA-cleared, CE-marked cloud-based data analytic software to help physicians monitor patients and diagnose arrhythmias. Since receiving FDA clearance, we have provided the Zio Services to over six million patients and have collected over 1.8 billion hours of curated heartbeat data.
The Company was incorporated in the state of Delaware in September 2006. Our principal executive offices are located at 699 8th Street, Suite 600, San Francisco, California 94103, and our telephone number is (415) 632-5700. Our common stock is listed on The Nasdaq Global Select Market under the symbol “IRTC”, and we employ approximately 2,000 regular full-time employees as of December 31, 2023.
Our website address is http://www.iRhythmtech.com, and our investor relations website is located at https://www.investors.irhythmtech.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on our investor relations website as soon as reasonably practicable after we file such material with the SEC.
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
Every year, millions of patients experience symptoms potentially associated with cardiac arrhythmias, a condition in which the electrical impulses that coordinate heartbeats do not occur properly, causing the heart to beat too quickly, too slowly, or irregularly. Early detection of heart rhythm disorders, such as atrial fibrillation (“Afib”) and other clinically relevant arrhythmias, supports appropriate medical intervention and can help avoid more serious downstream medical events, including stroke.
1 As used throughout the text of Items 1 to 7, on Form 10-K, the term “iRhythm,”, “the Company,” “we” or “us,” refers to iRhythm Technologies, Inc., a Delaware corporation, or iRhythm Technologies Inc. and its consolidated subsidiaries, as the context requires.

As of 2008, it was estimated that the prevalence of a heart rhythm disorder, or arrhythmia, is between 1.5% and 5% in the general population in the United States. The most common sustained type of arrhythmia is Afib, a condition which causes the upper chambers of the heart to beat irregularly and blood not to flow properly to the lower chambers of the heart. The prevalence of atrial fibrillation in the United States is estimated to increase from approximately 5.2 million in 2010 to 12.1 million in 2030, and it is estimated that more than 50 million patients worldwide have Afib with at least one-third of these patients presenting as asymptomatic at the time of their diagnosis. More than 450,000 hospitalizations occur each year in the United States because of Afib, and the condition contributes to an estimated 350,000 deaths globally each year. Since Afib is more common among people over the age of 60, these numbers are expected to increase as the U.S. population ages.
Atrial Fibrillation and Stroke
In 2021, it was estimated that the age-adjusted US stroke death rate as an underlying cause of death was approximately 41.1 per 100,000, and there were approximately 7.4 million deaths attributable to stroke worldwide. Afib is the leading risk factor for stroke because Afib can cause blood to collect in the heart and potentially form a clot, which can then travel to the brain possibly resulting in an ischemic stroke. While individuals with Afib are approximately five times more likely to suffer a stroke, the American Stroke Association (“ASA”) estimated in 2022 that up to 80% of second clot-related strokes may be preventable. According to the AHA, stroke costs the United States an estimated $34.5 billion each year in healthcare costs and lost productivity and is a leading cause of serious long-term disability. The AHA estimates that ischemic strokes represent approximately 85% of all strokes in the United States, with an estimated 690,000 ischemic strokes per year. Between 15% and 20% of people who have strokes also have Afib.
We believe early detection of Afib is critical to optimizing patient care, delivering earlier treatment to help avoid further adverse clinical events, managing symptoms caused by Afib, and reducing the total public health burden of treating stroke. The AHA and ASA have published treatment guidelines for patients diagnosed with Afib to manage heart rhythm and rate and to support stroke prevention. These early treatments include medications such as oral anticoagulants, treatment with anti-arrhythmic drugs, and interventions such as cardiac ablation therapy to help control heart rhythm and rate.
Afib burden, or the amount of time a patient spends in Afib during the period of time the patient is wearing a heart monitor, has been identified in the clinical community as an clinically relevant measure for helping to determine appropriate and effective therapeutic interventions to manage patients with Afib and for assessing stroke risk. We believe the calculated Afib burden is only as good as the data available for analysis during the monitoring period. Since the most common type of Afib occurs intermittently, we believe that long-term continuous monitoring with patch-based technology, such as with the Zio patch technology that is part of our Zio Systems, can more accurately measure Afib burden as it captures the patient’s heartbeat data is captured continuously through the wear period.
Ambulatory Cardiac Monitoring Overview
The ambulatory cardiac monitoring market is well-established in the United States with an estimated 6.4 million diagnostic tests performed annually with meaningful expansion anticipated in the coming years due to an aging population, a rising number of heart-related disorders globally, and broader acceptance of innovative medical technologies. Traditional ambulatory cardiac monitoring devices used by physicians for diagnosing patients with suspected arrhythmias – such as traditional, 24-to-48-hour Holter and cardiac event monitors – are constrained by short-term monitoring times, non-continuous data collection and reporting, cumbersome equipment, and/or lower patient compliance. For example, patients often remove traditional monitors when sleeping, showering, or exercising, which can lead to a failure to capture critical data and result in incomplete diagnoses and repeat testing, which in turn can result in suboptimal patient care and higher costs to the health system.
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

If the diagnosis is not definitive following the first monitoring period, physicians may prescribe a repeat traditional, 24-to-48-hour Holter monitoring test or, alternatively, event monitoring services, MCT, or implantable loop recorders. Physicians use frequency and acuity of symptoms to determine which monitoring device to prescribe. Some physicians own their own ambulatory cardiac monitoring devices and provide ambulatory monitoring services directly to their patients, while others outsource these services to third-party providers, including IDTFs.
Our Products and Services
Zio Systems and Zio Services
The Zio Systems and Zio Services deliver a patient-friendly design that enables between 98%-99% patient compliance with minimal ECG data noise or artifact, thereby potentially delivering superior clinical accuracy to physicians diagnosing arrhythmias and reducing the cost of care for healthcare systems by avoiding costly downstream adverse events. We have developed a proprietary system that combines an FDA-cleared and CE-marked wire-free, patch-based, 14-day wearable biosensor that continuously records ECG data, with a proprietary FDA-cleared and CE-marked cloud-based data analytic platform to help physicians monitor patients and diagnose arrhythmias (collectively, the “Zio System”). We currently offer three Zio System options — the Zio Monitor System, the Zio XT System, and the Zio AT System.

The Zio Service Monitoring Solutions
The Zio Monitor System is a prescription-only, remote ECG monitoring system that consists of a patch ECG monitor (the “Zio Monitor patch”) that records the electric signal from the heart continuously for up to 14 days and the Zio ECG Utilization Software (“ZEUS”) System, which supports the capture and analysis of ECG data recorded by the Zio Monitor patch at the end of the wear period, including specific arrhythmia events detected by the ZEUS System. The Zio XT System is the previous generation of the Zio Monitor System and is a prescription-only, remote ECG monitoring system that consists of a patch ECG monitor (the “Zio XT patch”) that records the electric signal from the heart continuously for up to 14 days and the ZEUS System, which supports the capture and analysis of ECG data recorded by the Zio XT patch at the end of the wear period, including specific arrhythmia events detected by the ZEUS System.
The Zio Monitor patch is 72% smaller, 62% lighter, and 23% thinner than our Zio XT patch, attributes which we believe will have a positive impact on patient experience, patient satisfaction, and associated improvement in device wear times. Furthermore, the Zio Monitor patch incorporates a breathable adhesive construct, which enhances the patient experience by removing moisture otherwise captured next to the patient’s skin, as well as Bluetooth communication capabilities and improved processing efficiency.
Zio Monitor Patch and Zio XT Patch
The Zio AT System is a prescription-only, remote ECG monitoring system that similarly consists of a patch ECG monitor (the “Zio AT patch”) that records the electric signal from the heart continuously for up to 14 days and the ZEUS System, but which also incorporates the Zio AT wireless gateway that provides connectivity between the Zio AT patch and the ZEUS System during the patient wear period. The wireless gateway, slightly larger than a smart phone, is provided to the patient at the time of Zio AT patch application and collects and transmits data from the Zio AT patch to the cloud via a long-term evolution (“LTE”) cellular protocol.
Zio AT Patch and Wireless Gateway

We support physician and patient use of our Zio Systems through our Medicare-enrolled IDTF and certified cardiographic technicians (“CCTs”), who perform the technical monitoring services associated with a physician’s order for long-term continuous monitoring or MCT monitoring services. Long-term continuous monitoring and MCT services are diagnostic medical procedures typically ordered by physicians for patients not suspected of having life-threatening arrhythmias, but who are suspected of having infrequent, difficult-to-detect, or asymptomatic arrhythmias. When physicians order long-term continuous monitoring services with our Zio System, our biosensor technology collects an uninterrupted, long-term continuous recording of ECG data for up to 14 days and delivers a comprehensive end-of-wear report, which includes specific arrhythmia events detected by the ZEUS algorithm upon return of the Zio Monitor patch or Zio XT patch (and with the Zio AT patch, each, a “Zio patch”) and analysis of the stored data by qualified technicians. A Zio patch typically collects approximately 1.5 million heartbeats of data for each patient during a single wear period of up to 14 consecutive days.
After we receive the Zio patch at our IDTF, the ECG data is uploaded to our secure cloud and preliminary findings are generated by our proprietary FDA-cleared deep learning algorithms. Each report is then validated by CCTs and sent to the patient’s prescribing physician who may access the Zio report on our proprietary, web-based portal, referred to as ZioSuite, and also through our Electronic Health Record ("EHR") connections or ZioSuite mobile apps. Our technicians also notify physicians of potential urgent arrhythmias according to the ordering physician’s specified notification criteria.
ZioSuite web portal via desktop or mobile application
For our MCT services, the Zio AT patch and wireless gateway also offer the additional capability of providing actionable transmissions during the wear period to assist physicians in diagnosing and treating patients in situations where their physician has determined that there is a medical need to receive more timely, clinically actionable information. For the MCT services, physicians will receive daily reports, routine reports, and notifications from CCTs if there are significant events that meet predetermined and physician-specified notification criteria.
While wearing a Zio patch, patients can mark when symptoms occur by pressing a trigger button on the device and separately recording contextual data like activities and circumstances in a written symptom diary or digitally via the myZio application. This allows physicians to match symptoms and activity with ECG-based findings. The Zio patches are not available for sale outside of use with our Zio Services. The Zio patches include the following features:
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
•indicated single application wear period of up to 14 days (for longer prescribed wear periods for MCT services, additional Zio AT patches and gateways can be provided); and
•sufficient battery power for the entire wear period, without the need to recharge or replace batteries.
Zio Watch
We believe a clinical need and an opportunity exists to expand our Zio platform into clinical grade wrist-worn wearables to detect and characterize Afib while integrating with clinicians’ workflows. As part of this expansion strategy, we partnered with Verily (see “Collaboration with Verily” below) to develop their Verily Study Watch wearable device into a clinical platform. We have since developed the Zio® Watch (Study Watch with Irregular Pulse Monitor) with our clinically integrated ZEUS System, a new health solution that is intended to be integrated into clinical care delivery and to assist healthcare providers in identifying and monitoring Afib. We have what is believed to be the world’s largest repository of labelled ECG data, which we leveraged to develop our proprietary photoplethysmography (PPG) algorithms utilized in both the Zio Watch and the ZEUS System. In July 2022, we received FDA clearance on the clinically integrated ZEUS System, the AI algorithm and solution component of the Zio Watch. Also in July 2022, Verily received FDA clearance for the Zio Watch (Study Watch with Irregular Pulse Monitor). In addition to Zio Watch, we are evaluating potential opportunities to leverage our PPG algorithms and ZEUS System with other PPG based wrist-worn wearables and intend to initiate market evaluation or clinical studies with one or more wearables in 2024.
The iRhythm Difference
We believe there are strong benefits offered by our 14-day wear time, by the diagnostic yield possibly achieved through our technology, and by the clinical accuracy of our Zio report as enabled by our proprietary algorithm. This is supported by more than 100 original scientific research manuscripts and a robust, growing body of clinical evidence by third-party researchers.
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
For the Zio XT System, other published clinical literature has routinely reflected a high level of compliance with 14-day wear time and a high percentage of analyzable time (i.e., the proportion of the ECG signal recording which is free from artifact and of sufficient fidelity to enable rhythm analysis). Mean or median patient wear times have ranged for the Zio XT patch reported in the literature, and Kaura et al. reported that the majority of 56 subjects randomized to the Zio XT System achieved the full 14-day wear time. Publications which include assessment of percentage analyzable time report rates between 94% and 99.6% (i.e., mean or median percent analyzable data across all subjects).
Our Zio Services utilize advanced FDA-cleared artificial intelligence (“AI”) with a deep-learned algorithm to detect arrhythmias. As published in Nature Medicine in 2019, Hannun et al. used data from the Zio XT Service to develop a deep-neural network capable of diagnosing arrhythmias at a high diagnostic performance similar to that of expert cardiologists. The deep-neural network model met or exceeded the performance of cardiologists for 12 types of arrhythmia classes and recapitulated the misclassifications made by cardiologists. In clinical settings, this approach could reduce the amount of misdiagnosed computerized ECG interpretations and improve the efficiency of expert human ECG interpretation by accurately triaging or prioritizing the most urgent conditions.

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
Taken together, we believe that these elements are differentiators for the Zio Systems in the diagnosis and treatment of cardiac arrhythmias and can lead to improved clinical outcomes, enhanced patient experience, high physician and healthcare staff satisfaction, and reduced cost of care to healthcare systems. This was demonstrated by the results from the Cardiac Ambulatory Monitor EvaLuation of Outcomes and Time to Events (CAMELOT) study that were published in the American Heart Journal in December 2023. The largest ever real-world evidence study of ambulatory cardiac monitoring, it revealed that the Zio long-term continuous monitoring service (the “Zio LTCM service”) using the Zio XT System was independently associated with the highest yield of clinical arrhythmia encounter diagnosis, lowest likelihood of retest, and the lowest incremental healthcare resource utilization of all strategies examined.
Using claims data from the full Medicare fee-for-service database (inclusive of part A, part B and part D claims), the authors performed a retrospective analysis of patients with first-time ambulatory cardiac monitoring between 2017 and 2018. Within long-term continuous monitoring, they identified use of the Zio LTCM service from National Provider Identifier codes. The authors evaluated 90-day diagnostic yield (arrhythmia diagnosis), 180-day retest (use of an additional ambulatory cardiac monitor) and 90-day health care utilization among a cohort of 287,789 patients. Patients with Zio LTCM service had the highest diagnostic yield (adjusted odds ratio of new diagnosis for Holter vs. Zio LTCM reference: 0.50 [0.47-0.53], p < 0.001) and lowest retest (adjusted odds ratio of retest for Holter vs. Zio LTCM reference 1.35 [1.20-1.52], p < 0.001), even when compared to other long-term continuous monitoring or MCT. As a category, long-term continuous monitoring was associated with the lowest one-year incremental health care expenditures (mean Δ$10,159), followed by Holter ($10,755), ambulatory event monitors ($11,462), and MCT ($12,532).

Results of the CAMELOT study4
4 Reynolds, M. R., et al. Comparative effectiveness and healthcare utilization for ambulatory cardiac monitoring strategies in Medicare beneficiaries, American Heart Journal, 2023.
Opportunities in Monitoring for Asymptomatic Afib Patients
Currently, the Zio Services are generally ordered by physicians for patients that are experiencing symptoms, with limited provision of these services for the estimated one-third of the U.S. population that may be experiencing asymptomatic Afib, which is sometimes referred to as “silent Afib”. We see a future opportunity in supporting physicians in the proactive assessment of the approximately 12 million patients who are at high risk of asymptomatic Afib or other clinically-actionable arrhythmia to identify those with the illness. To that end, iRhythm has established the “Know Your Rhythm” program with the goal of increasing proactive screening of undiagnosed arrhythmias in the asymptomatic population. We are offer the Know Your Rhythm program with the Zio Monitor System to patients that meet specified risk criteria. We intend to initiate commercial pilots and gather additional data in 2024 for the Know Your Rhythm program with the aim to validate our belief that these screenings may be able to reduce certain healthcare costs over time.
We believe this opportunity is clinically appropriate and economically supported, as informed by our interpretation of several key studies:
•SCREEN-AF: Home-based Screening for Early Detection of Atrial Fibrillation (“SCREEN-AF”), a study examining early detection of Afib using the Zio XT System in high-risk patients, was published in the Journal of the American Medical Association (“JAMA”) Cardiology in February 2021. This randomized control trial recruited 856 participants 75 years or older with hypertension and no known Afib from 48 primary care clinics across Canada and Germany between 2015 and 2019. The intervention group included remote screening for Afib for two weeks with the Zio Service utilized at baseline and again at three months, in addition to standard care for six months. The results showed Afib was newly diagnosed in the screening group in 5.3% of subjects at six months compared to 0.5% in the standard of care control group. A secondary outcome showed oral anticoagulant therapy was prescribed for 75% of participants who had screen-detected Afib. We believe that proactive screening and monitoring using the Zio Services could increase Afib detection 10-fold over standard of care, potentially prompting oral anticoagulant use.

•mSToPs: The mHealth Screening to Prevent Strokes (“mSToPS”) study, led by researchers at the Scripps Research Translational Institute in collaboration with Aetna Inc., Healthagen LLC, Janssen Research and Development, LLC, and Johnson & Johnson, utilized a web-based platform to remotely recruit 5,214 eligible patients from the Aetna Commercial Fully Insured and Medicare Advantage programs. Women over the age of 65 and men over 55 with certain risk factors were selected to participate based on information derived from claims data that placed them at a potentially increased risk of undiagnosed asymptomatic Afib. Four peer-reviewed articles were published on the mSToPS study between 2018 and 2023. The study design was published in the JAMA in July 2018 while the one-year results were published in Heart Rhythm O2 in December 2020 and the three-year follow-up analysis was published in PLOS One in October 2021. Additionally, cost-effectiveness data of the study was published in Circulation: Cardiovascular Quality and Outcomes in November 2023.
The results showed that, at one year, Afib was newly diagnosed in 6.6% of patients who were actively monitored by the Zio Service versus 2.4% in the observational control group receiving routine care. In addition to this primary endpoint to evaluate the difference in new Afib diagnoses, active monitoring in an asymptomatic, moderate-risk population with the Zio Service was associated with an increase in cardiology outpatient visits but also significantly lower rates of emergency department visits and hospitalizations over the one year following monitoring. At three years, screening for AFib was associated with a lower rate of clinical events and improved outcomes relative to the matched cohort. Over the three years following the initiation of screening, AFib was newly diagnosed in 11.4% of screened participants versus 7.7% of observational controls, and for individuals whose Afib was first diagnosed clinically, 6.6% experienced a stroke, 10.2% were newly diagnosed with heart failure, 9.2% had a myocardial infarction, and 1.5% had systemic emboli. For those diagnosed via screening, none experienced a stroke, myocardial infarction or systemic emboli in the period surrounding their AF diagnosis, and only 1 person (2.3%) had a new diagnosis of heart failure.
Finally, as demonstrated in the cost-effectiveness analysis published in November 2023, assessing the health economic value over the lifetime of the patient showed that proactive monitoring for Afib in individuals prescribed Zio patch monitors over the three-year period was associated with high economic value based on willingness to pay thresholds.
•GUARD-AF: We also hope that additional informative data will be generated in the GUARD-AF study. In November 2019, we announced our participation in the “ReducinG stroke by screening for UndiAgnosed atRial fibrillation in elderly inDividuals” (“GUARD-AF”) study, a randomized, controlled study sponsored by the Bristol-Myers Squibb-Pfizer Alliance. This ongoing study seeks to determine if earlier detection of Afib through screening in previously undiagnosed men and women ultimately impacts the rate of stroke compared to usual standard medical care. The GUARD-AF study population includes men and women at least 70 years of age visiting their primary care physician for usual follow-up care, and the screening arm utilizes the Zio XT Service. Though trial enrollment was limited to 11,931 participants due to the impact of the COVID-19 pandemic on enrollment, GUARD-AF is the largest randomized trial in Afib screening to use a long-term continuous patch ECG monitor. The primary outcome measures will be stroke and bleeding events leading to hospitalization. The trial is designed to identify outcome events using insurance claims from a healthcare claims database, which is subject to certain limitations, and is expected to provide evidence on health outcomes associated with Afib detection intervention that may help inform future clinical practice guidelines.
Initial findings from the 5,713 patients who wore the Zio XT patch in the GUARD-AF study were presented at The American College of Cardiology’s 71st Annual Scientific Session & Expo in April 2022 and the trial’s design and rationale were published by Singer et al. in the American Heart Journal in July 2022. Initial findings demonstrated that in the older primary care population, 0.5% of screened participants had persistent Afib and 4% had paroxysmal Afib (“PAF”) detected within two weeks of monitoring. In those with PAF, the average Afib burden was low but more than 25% had an episode of ≥4.6 hours of continuous Afib, suggesting increased stroke risk. In addition to the primary outcome measures, the study is designed to generate important information to inform clinical decisions regarding the need for stroke-preventive interventions – including anticoagulants – for screen-detected PAF.

Our Strategy
Our mission is to boldly innovate to create trusted solutions that detect, predict, and prevent disease. The key elements of our strategy include:
•Further penetrating and expanding the U.S. ambulatory cardiac monitoring market. Our goal is to be the leading provider of ambulatory cardiac monitoring for patients at risk for arrhythmias. We intend to expand our market penetration by targeting the large existing ambulatory cardiac monitoring market in the United States and driving broader awareness of its advantages. We plan to leverage our portfolio of products, including the Zio Monitor System and Zio AT System, and position the Zio Service as providing certainty in a single test due to high patient compliance and superior quality of uninterrupted data. The Zio Monitor System, which provides continuous long-term ECG monitoring, is designed to be appropriate for the majority of patients that require ambulatory cardiac monitoring while the Zio AT System, which includes near real-time monitoring, is intended for more acute patients that require timely notification. We estimate our current market penetration in the United States to be approximately 30%.
Marketing and education throughout the medical community are key to bringing awareness and communicating the strong clinical evidence backing the Zio Service. In addition, we expect to continue developing and publishing clinical evidence to demonstrate the potential advantages of the Zio Service relative to legacy and competitive monitoring technologies. Within existing accounts, we expect to continue to introduce our Zio Service beyond cardiology and electrophysiology into other departments, including primary care, neurology, and emergency room. To enable this broader adoption within a hospital system, we have successfully interfaced the Zio ordering and report posting processes into a number of large health systems’ electronic health record (“EHR”) systems. This seamless integration of Zio workflow processes has proven to be a key factor in spurring growth within existing and new accounts and is an important part of our ongoing market penetration strategy.
We believe there is potential to increase the core symptomatic total addressable market by moving further upstream in the care pathway to the primary care physician call point. We estimate that 15 million patients in the United States visit a primary care physician annually with palpitations due to suspected cardiac disease. By educating primary care physicians on the benefits of the Zio Service for this patient population, we believe we can expand the market and reach more patients that are candidates for ambulatory cardiac monitoring.
•Pursuing international expansion opportunities. While our initial commercial focus is the U.S. market, we have initiated efforts that will allow for future expansion into international geographies. We have a presence in the UK with efforts underway to pursue national reimbursement. In September 2020, we were named a winner of the Artificial Intelligence in Health and Care Award run by the Accelerated Access Collaborate as part of the National Health Service (“NHS”) AI Lab. This funding will bring the Zio Service to selected NHS sites over a three-year program measuring clinical, pathway, and economic outcomes. We also received positive guidance from the National Institute for Health and Care Excellence (“NICE”) in December 2020 for the adoption of the Zio XT Service which may facilitate future support of the Zio Service through the MedTech Funding Mandate.
We are also conducting diligence and prioritizing other geographies based on market size, regulatory pathway, and reimbursement opportunity. We are initiating market development and market access initiatives in multiple European countries in 2024 and pursuing regulatory clearance in Japan. We estimate the total addressable market in our initial selected countries of the UK, Japan, and prioritized European countries to be at least 5 million existing ambulatory monitoring tests annually.
•Exploring adjacent market opportunities. We intend to continue assessing the potential pathways for expanding indications and clinical use cases for our Zio Services and developing new systems for patient populations with unmet needs. Leading with clinical and economical evidence, we are pursuing commercialization opportunities for our Know Your Rhythm by Zio program that is focused on patients at risk for undiagnosed arrhythmias. With at least 12 million individuals in the United States estimated to be at risk for undiagnosed cardiac arrhythmias, we believe this could be a significant market opportunity. Initial efforts to proactively monitor this population with the Zio Monitor System, including end-to-end care pathway pilots, are planned for 2024.
In addition, we are actively exploring opportunities in adjacent markets beyond ambulatory cardiac monitoring. We have research and development efforts focused on exploring the use of our Zio Services or other new systems and services for the following patient populations:

•Obstructive sleep apnea patients, with an estimated prevalence of approximately 30 million in the United States. Approximately 50% to 80% of patients with Afib may also have sleep apnea compared with 30% to 60% in control groups, and there is a large prevalence of patients with undiagnosed sleep apnea.
•Heart failure patients, with an estimated prevalence of over 8 million in the United States by the year 2030. Atrial fibrillation and heart failure share many antecedent risk factors, and approximately 40% of people with either Afib or heart failure will develop the other condition. Total cost for heart failure in the U.S. are expected to reach $70 billion by 2030.
•Patients with hypertension, with an estimated prevalence of over 120 million in the United States. Up to 90% of patients with Afib may also have hypertension.
•Advancing our system portfolio and core technology offering. We continue to invest in building a unique, innovative system portfolio and digital platform that addresses unmet needs in the ambulatory cardiac monitoring market and adjacent markets. We will continue to invest in research and development efforts to further differentiate our biosensor, data analytics, and reporting, our information system, and our digital platform.
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
We market our Zio Services to a variety of physician specialties including general cardiologists, electrophysiologists, primary care physicians, neurologists, and other physician specialists who diagnose and manage care for patients with arrhythmias. We have found success focusing on integrated delivery networks (“IDNs”), in which large networks of facilities and providers work together to offer a continuum of care to a specific geographic area or market. Focusing on sales to IDNs gives us the opportunity to conduct a holistic sale for health systems interested in making value-based purchasing decisions.
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
In providing our Zio Services, we compete with BioTelemetry, Inc. (acquired by Royal Philips), Preventice Solutions, Inc. (acquired by Boston Scientific, Inc.), and Bardy Diagnostics, Inc. (acquired by Baxter International, Inc.) to offer remote cardiac monitoring technology and also function as diagnostic service providers. We also compete with companies that sell traditional, 24-to-48-hour Holter monitors, including GE Healthcare, Philips Healthcare, Mortara Instrument, Inc., Spacelabs Healthcare Inc., and Welch Allyn Holdings, Inc. (acquired by Hill-Rom Holdings, Inc. which was acquired by Baxter International, Inc.).
Many of our competitors have substantially greater financial, manufacturing, marketing, and technical resources than we do. Furthermore, many of our competitors have well-established brands, widespread distribution channels, broader product offerings, and an established customer base.

These competitors have also developed patch-based cardiac monitors that have received FDA and foreign regulatory clearances. We are also aware of some small start-up companies entering the patch-based cardiac monitoring market. Large medical device companies may continue to acquire or form alliances with these smaller companies to diversify their product offering and participate in the digital health space. These competitors and potential competitors may introduce new products and services that more directly compete with our Zio Services and Zio Systems.
Future competition may also come from manufacturers of wearable fitness products or large information technology companies focused on general health and wellness. For example, in 2021 and 2022, Apple Inc. and Fitbit each respectively added capabilities on their watch platform to measure non-continuous ECG and to alert users to the potential presence of irregular heartbeats suggestive of asymptomatic Afib.
We believe the principal competitive factors in our market include:
•ease of use, comfort, and unobtrusiveness of the device for the patient;
•quality and clinical validation of the deep-learned algorithms used to detect arrhythmias;
•concise and comprehensive reports supporting efficient physician interpretation;
•ease of use of service workflow for physicians and supporting clinicians;
•digital tools for data management, including the myZio mobile app, website tools, and EHR integration;
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
Manufacturing and Quality Assurance
We currently manufacture our Zio Systems, including the Zio Monitor System and Zio AT System, in our leased facility in Cypress, California. This manufacturing facility is approximately 34,000 square feet and provides space for our manufacturing and production operations, including inspection, assembly, testing, packaging, labeling, storage, and shipping. We believe this manufacturing facility has the capacity to meet our manufacturing needs for at least the next five years.
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
Our manufacturing operations are subject to regulatory requirements of FDA’s Quality System Regulation (“QSR”) for medical devices authorized for manufacturing and sale in the United States (set forth under 21 CFR Part 820), the Medical Devices Directive 93/42/EEC (“MDD”) and the Medical Devices Regulation 2017/745 of the European Parliament and of the Council (“EU MDR”), which is required for doing business in the EU, and the UK Medical Device Regulations 2002 (as amended) (“UK MDR”). We are also subject to applicable requirements relating to the environment, waste management, and health and safety matters, including measures relating to the release, use, storage, treatment, transportation, discharge, disposal, sale, labeling, collection, recycling, treatment, and remediation of hazardous substances. See “Regulation” below for further information.
We purchase certain components and materials used in manufacturing from single sources due to quality considerations, costs, or constraints resulting from regulatory or other requirements. As of December 31, 2023, those single sources include suppliers of application-specific integrated circuits used in our transmitters, seals used for the applicators, and certain polymers used to synthesize polymeric membranes for our sensors.

Our manufacturing facilities are also ISO certified (EN ISO 13485:2016). We have registered our device establishments with FDA and with the UK’s Medicines & Healthcare products Regulatory Agency (“MHRA”). Additional EU registrations may be sought in 2024 in EU member states by our EU authorized representative as appropriate.
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
For the year ended December 31, 2023, we received approximately 86% of our revenue through third-party payors, which includes approximately 25% of our total revenue from the Medicare program. As we continue to contract with more commercial payors and the patient population ages into eligibility for the Medicare Advantage program, we believe more of our revenue will convert to commercial payer billing.
Our clinical centers are enrolled in the Medicare program as IDTFs, which allows us to bill CMS directly for our Zio Services. To maintain enrollment, we must meet the CMS IDTF supplier standards, including having an independent medical director for oversight and qualified technicians who support the analysis of ECG data captured by the Zio patches as part of our Zio Services.
For additional information on third-party reimbursement, please see our Risk Factor titled “If reimbursement or other payment for our Zio Services is reduced or modified in the United States, including through cost containment measures or changes to policies with respect to coding, coverage, and pricing, our business could suffer.”
Research and Development
We focus our research and development efforts on improvement of our Zio System and Zio Services in alignment with our strategy. We employ engineering and research and development staff to focus on delivering future innovations and sustaining improvements. Our research and development activities are focused on:
•Continuous improvement and extensions to existing products and services. We are continuously working to improve the Zio Services to increase patient comfort, product quality, operational scalability, and security.
•International expansion. We are working on building our infrastructure and ensuring global compliance as we identify appropriate opportunities for international growth.
•Advancing our technology offering. Our product portfolio includes patch-based solutions (utilized in the Zio Monitor System, Zio AT System, and Zio XT System) and the FDA-cleared Zio Watch that combine continuous monitoring for extended periods with accelerated notification of significant events through mobile transmission capabilities.
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
•Developing clinical evidence. We frequently provide support to third parties conducting clinical studies that further support the benefits of the Zio System, including clinical research in areas such as obstructive sleep apnea, hypertension, predictive features, and patient wearables.
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

We have supported clinical studies conducted by leading physicians and clinicians to explore and develop new techniques and applications for our Zio Systems, the clinically-integrated version of ZEUS for the Zio Watch, and other clinical and research activities, including healthcare economic outcomes research.
Our research and development activities consist of software development, algorithm and product development, regulatory affairs, and clinical research. Our research and development expenses were $60.2 million, $46.6 million, and $38.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
The parties agreed to develop certain next-generation Afib screening, detection, or monitoring products pursuant to the Development Agreement, which products will involve combining Verily’s and our technology platforms and capabilities. Under the terms of the Development Agreement, we paid Verily an upfront fee of $5.0 million in 2019. In addition, we agreed to make additional milestone payments to Verily up to an aggregate of $12.75 million upon achievement of various development and regulatory milestones over the term of the Development Agreement. We have achieved milestones tied to payments totaling $11.0 million to date and expect to make additional payments over the term of the Development Agreement of $1.75 million, subject to the achievement of specified milestones.
The Development Agreement provides each party with licenses to use certain intellectual property of the other party for development activities in the field of Afib screening, detection, or monitoring, together with perpetual non-exclusive licenses to certain shared know-how (which licensed shared know-how excludes certain technology or intellectual property, such as patent rights). Ownership of developed intellectual property is allocated to us or Verily depending on the subject matter of the underlying developed intellectual property, and, for certain subject matter, is jointly owned.
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
We hold patents and pending patent applications in the United States and other parts of the world which, in aggregate, we believe to be of importance in the operation of our business. As of December 31, 2023, we owned, or retained an exclusive license to, forty-two issued patents from the U.S. Patent Office (“USPTO”), ten issued patents from the Japanese Patent Office, three issued patents from the Australian Patent Office, four issued patents from the Canadian Patent Office, six issued patents from the European Patent Offices, five issued patents from the Korean Patent Office, and two issued patents from the Chinese Patent Office. Our U.S. issued patents as of December 31, 2023 are set to expire over a range of years, from November 2028 to August 2041, subject to any extensions. As of December 31, 2023, we had forty-eight pending patent applications globally, including eleven in the United States, seven in the European Patent Office, seven in Japan, two Patent Cooperation Treaty ("PCT") international applications, six in Australia, four in each of Korea, China, and India, and three in Canada.
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

As of December 31, 2023, our trademark portfolio contained U.S. trademark registrations for the marks MyZIO, ZIO, ZIO SUITE, ZIO AT, and IRHYTHM and pending U.S. trademark applications for the marks KNOW YOUR RHYTHM BY ZIO, KNOW YOUR RHYTHM, ZIO and ZIO MCT. It also contained registered trademarks for the mark IRHYTHM in Australia, the EU, Austria, Canada, China, Denmark, Finland, France, Germany, Japan, Italy, Norway, Sweden, Switzerland, and the UK. It further contained trademark registrations for the mark ZIO in Australia, Canada, China, the EU, Japan, Norway, and Switzerland. It also contained trademark registrations for the mark MYZIO in Canada, the UK, and the EU, trademark registrations for the mark ZIO MCT in the UK and the EU, and trademark registrations for the mark ZIOSUITE in the UK and the EU.
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
U.S. Fraud and Abuse Laws and Other Healthcare Compliance Requirements
Medicare is a federal healthcare program administered by CMS that is available to individuals age 65 or over, and certain other individuals. The Medicare program provides, among other things, healthcare benefits that cover most medically necessary care for such individuals, subject to certain deductibles and co-payments. CMS has established guidelines for the coverage and reimbursement of certain products, supplies, and services, including ambulatory cardiac monitoring services. In general, Medicare will only reimburse ambulatory cardiac monitoring services, such as our Zio Services, that are reasonable and necessary for the diagnosis or treatment of patients. CMS also administers the Medicaid program, a cooperative federal/state program that provides medical assistance benefits to qualifying low income and medically needy persons. State participation in Medicaid is optional, and each state is given discretion in developing and administering its own Medicaid program, subject to certain federal requirements. All CMS programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, interpretations of policy, intermediary determinations, and government funding restrictions, all of which may materially increase or decrease the rate of program payments to healthcare facilities and other healthcare providers, including those paid for our Zio Services.
Because of the significant federal funding involved, the government actively enforces a number of laws and regulations to eliminate fraud and abuse in federal healthcare programs. Our business is subject to compliance with these laws. The most significant of these laws for our business include the federal Anti-Kickback Statute (the “AKS”) and the federal False Claims Act (the “FCA”).

Anti-Kickback Laws
Under the AKS, it is a criminal offense to knowingly and willfully offer, pay, solicit, or receive any remuneration to induce, or in return for purchasing, ordering, or recommending, or arranging for, the purchase or order of items or services (or referrals of the same) reimbursable by a federal healthcare program. The AKS imposes criminal liability for both the party that provides or offers such remuneration and the party that receives or solicits such remuneration. Courts and enforcement agencies interpret the AKS broadly, such that it may be implicated whenever anything of value is provided to a party in a position to generate federal healthcare program business where any one purpose of an arrangement involving remuneration is to induce referrals. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment, and possible exclusion from Medicare, Medicaid, and other federal healthcare programs. Many states have adopted laws similar to the AKS. Some of these state prohibitions apply to referral of recipients for healthcare products or services reimbursed by any source, not only CMS programs. The Physician Payments Sunshine Act requires transparency around certain transfers of value and ownership interests that may raise parallel scrutiny of the appropriateness of financial relationships. Notably, some kickback allegations are also interpreted as violations of the FCA.
False Claims Act
The FCA prohibits: (i) knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval and (ii) knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim. Importantly, the FCA provides for “whistleblower” or qui tam actions, which allow a private individual to bring actions on behalf of the federal government alleging that the defendant has violated the FCA and to share in any monetary recovery. The federal government has used the FCA to assert liability on the basis of inadequate care, kickbacks, and other improper referrals, and improper use of CMS billing numbers, as well as allegations of off-label promotion of products, and activities relating to the reporting of discount and rebate information. The FCA is the federal government’s preferred enforcement vehicle for addressing a variety of alleged misconduct and provides for treble damages and civil money penalties ranging from $13,508 to approximately $27,018 per claim, as well as exclusion from participation in federal healthcare programs and potential criminal penalties, including imprisonment and criminal fines. Additionally, as part of any settlement, the government will often require the entity to enter into a corporate integrity agreement, which imposes certain ongoing compliance, certification, and reporting obligations. In addition, various states have enacted false claims laws analogous to the FCA, and many of these state laws apply where a claim is submitted to any third-party payor and not only a federal healthcare program.
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
U.S. Food and Drug Administration
Because we develop and manufacture the medical device technology used in the Zio Services (the hardware and software elements that FDA regulates as “devices”), we are subject to extensive and ongoing regulation by FDA under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and its implementing regulations, as well as other federal and state regulatory bodies in the United States. The laws and regulations govern, among other things, product design and development, preclinical and clinical testing, manufacturing, packaging, labeling, storage, recordkeeping and reporting, clearance or approval, marketing, distribution, promotion, import and export, and post-marketing surveillance and associated regulatory reporting.

Most Class II devices, including the Zio patches and the ZEUS System, require 510(k) clearance from FDA in order to be marketed in the United States. A 510(k) submission must demonstrate that the device is substantially equivalent to a device legally in commercial distribution in the United States. After clearance, changes made to devices must be evaluated on an ongoing basis and may trigger the need for additional 510(k) clearances or – depending on the nature of the change – might require a higher level of FDA review (through the de novo premarket approval or ("PMA") process). To date, our product changes have been managed within the 510(k) framework and we have not been required to provide clinical data to support these 510(k) submissions and clearances.
After a device is placed on the market, numerous regulatory requirements continue to apply. These include:
•the FDA’s QSR, which requires manufacturers, including their suppliers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the product lifecycle, including the manufacturing process;
•labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved, or off-label uses, including parameters around manufacturer communications with payors and healthcare professionals;
•medical device reporting regulations, which require that manufacturers report to FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
•medical device recalls, which require that manufacturers report to FDA any recall of a medical device, provided the recall was initiated to either reduce a risk to health posed by the device, or to remedy a violation of the FD&C Act caused by the device that may present a risk to health; and
•post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.
After a device receives 510(k) clearance or PMA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, performance, or functionality may require a new clearance or approval. FDA requires each manufacturer to make this determination initially, but FDA can review any such decision and can disagree with a manufacturer’s determination. If FDA disagrees with the determination not to seek a new 510(k) clearance or PMA approval, the FDA may retroactively require a new 510(k) clearance or PMA approval. FDA could also require a manufacturer to cease marketing and distribution and/or recall the modified device until 510(k) clearance or PMA approval is obtained. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines, penalties, and other enforcement actions, such as warning letters.
We have registered appropriate facilities with FDA as a medical device specification developer, manufacturer, or designated complaint handling unit. We have also obtained a manufacturing license from the California Department of Public Health (“CDPH”). FDA and the CDPH have broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by FDA and the Food and Drug Branch of CDPH to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers.
Failure to comply with applicable regulatory requirements can result in enforcement action by FDA, which may include any of the following sanctions:
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
European Union and United Kingdom
The Zio XT patch is currently regulated in the EU as a Class IIa medical device pursuant to the MDD. The MDD sets out the basic regulatory framework for medical devices in the EU. In May 2021, the EU MDR, a more comprehensive regulatory framework, replaced the MDD.
The system of regulating medical devices operates by way of a certification for each medical device. Each certified device is marked with the CE mark which shows that the device has a certificate of conformance under the MDD or EU MDR. National competent authorities (the “Competent Authorities”) in each member state oversee the implementation of the MDD and EU MDR within their jurisdiction, typically through so-called notified bodies which are certification organizations designated by a member state to conduct third-party conformity assessments (the “Notified Bodies"). The means for achieving the requirements for the CE mark vary according to the nature of the device. Devices are classified in accordance with their perceived risks, similarly to the U.S. system. The class of a product determines the conformity assessment required before the CE mark can be placed on a product. Conformity assessments for our products are carried out as required by Notified Bodies. If a Notified Body of one member state has issued a CE mark, the device can be distributed throughout the EU without further conformance tests being required in other member states, although certain member states may require in-country device registrations after the issuance of the CE mark. The CE mark is contingent upon continued compliance with the applicable regulations and the quality system requirements of the ISO 13485 standard. Our CE mark for the Zio XT System was issued by the National Standards Authority of Ireland under the MDD and is replaced by our new CE mark under the EU MDR issued by the British Standards Institution (“BSI”) on December 15, 2023 for the Zio Monitor System and the Zeus System.
Due to UK’s departure from the EU, the MHRA has issued new requirements associated with the UK Conformity Assessed (“UKCA”) mark. The UKCA marking is a new UK product marking that is used for goods being placed on the market in Great Britain. It covers most goods which previously required the CE marking, including medical devices. The UKCA requirement became effective on January 1, 2021 and we have obtained a UKCA mark with the BSI, which also serves as our UK Approved Body, for the Zio XT System and the Zeus System. We are also registered with the UK’s Care Quality Commission (“CQC”) to carry out diagnostic and screening procedures.
Additionally, the EU Notified Body and UK Approved Body regularly audit our manufacturing, design, and operational facilities to ensure ongoing ISO 13485 and EU MDR compliance and periodically audit technical design files in accordance with the EU MDR in order to maintain our CE mark or issue a CE mark or UKCA mark for new or updated devices.
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

In addition, in Europe, various countries have adopted anti-bribery laws providing for severe consequences in the form of criminal penalties and significant fines for individuals or companies committing a bribery offense. Violations of these anti-bribery laws, or allegations of such violations, could have a negative impact on our business, results of operations, and reputation. For instance, in the UK, under the U.K. Bribery Act 2010, a bribery occurs when a person offers, gives, or promises to give a financial or other advantage to induce or reward another individual to improperly perform certain functions or activities, including any function of a public nature. Bribery of foreign public officials also falls within the scope of the U.K. Bribery Act 2010. An individual found in violation of the U.K. Bribery Act 2010 faces imprisonment of up to 10 years. In addition, the individual can be subject to an unlimited fine, as can commercial organizations for failure to prevent bribery.
Sustainability
To best serve our various stakeholders – including patients, caregivers, employees, investors, and communities – we believe in operating in a sustainable manner according to five core values. These principles guide how we accomplish our mission to drive the success of our business and enable long-term value creation.
•Lead with integrity. We believe that building trust, holding ourselves to the highest standards of ethics, acting with transparency, and being accountable forms the foundation of who we are as a company.
•Solve for the patient. Improving the lives of patients is our passion, so with everything we do, we put patients first, aim to deliver high-quality results, and consider customer needs.
•Think big, go fast. Achieving our vision requires bold action without compromising quality. This is why we strive to be open to new ideas, take intelligent risks, act with a sense of urgency, and learn from failure.
•Collaborate to win. Prioritizing collective success delivers astounding results, so we aim to think holistically and strategically, develop relationships proactively, and work as one team.
•Strive for better. We believe that immense possibility exists at iRhythm, so we are open to embracing change and pursuing opportunities for growth, and we seek diverse perspectives in that pursuit.
In accordance with these values, we believe that effectively managing environmental, social, and corporate governance (“ESG”) risks and opportunities drives business success, and that when fully integrated into the business, ESG can provide a competitive advantage. In 2022, we set out on a journey to develop iRhythm’s approach to ESG by conducting an ESG Priority Assessment to identify the ESG priority topics that are important to internal and external stakeholders and operationalizing ESG within the organization by forming an ESG Steering Committee and multiple ESG Working Groups, which focus on specific ESG substantive areas or workstreams. Additionally, in 2023, we established formal board oversight of ESG by revising the charters of two committees of our Board of Directors – the Nominating and Corporate Governance Committee and the Compensation and Human Capital Management Committee. Our 2022 ESG report, issued in 2023 (available on our website), outlines these efforts and we continue to work within our organization to advance our strategic ESG roadmap by pursuing ESG workstreams. We intend to update our ESG report in 2025.
Human Capital
As of December 31, 2023, we had approximately 2,000 employees globally. While the COVID-19 pandemic initially disrupted how and where we work, our employees demonstrated resilience, flexibility, and camaraderie and we transitioned to a hybrid work model. In our hybrid work model, our positive company culture has ensured that we performed well financially, long-term productivity was maintained, and employee engagement remained high.
The Compensation and Human Capital Management Committee of our Board of Directors has oversight of our culture and human capital management, including diversity, equity, and inclusion with respect to our employees.
Diversity, Equity, and Inclusion
We believe in the richness and quality of a working environment that is informed by people from all walks of life and strive to create a genuinely inclusive environment. As of December 31, 2023, our workforce was comprised of more than 55% female employees and more than 44% of employees identified as ethnically diverse.

To further build on our commitment to diversity, equity, and inclusion (“DEI”), we have formed a DEI Counsel that is led by our Chief Risk Officer to support strategic initiatives, partnerships, advocacy, and educational programs to foster a more diverse, equitable, and inclusive culture. We value our differences, recognizing that from those differences comes our strengths, and we are committed to continuing to build a culture of diversity, equity, and inclusion. Over the course of 2023, we also launched three new Employee Resource Groups (“ERGs”). These employee-led ERGs are reflective of employee demographics and interests and continue to cultivate a sense of inclusion and belonging.
Board and Management Oversight
The Compensation and Human Capital Management Committee of our Board of Directors has oversight of human capital management, including our approach to talent recruiting, development, progression and retention, culture, human health and safety, and total rewards. We are committed to nurturing our workforce and have also established a Global Leadership Forum that is led by our Executive Leadership Team to ensure broader alignment across our organization's leadership on key corporate initiatives, company culture, and transformation objectives.
Health and Safety
We believe that to date we have materially complied with applicable health, safety, and environmental laws as well as related company policies and procedures and provide necessary training as appropriate by role and location. During 2023, we published internally our Environmental, Health, and Safety Policy Statement demonstrating our ongoing commitment to the highest standards of environmental, health, and safety performance. We consistently track and evaluate recordable incident rates associated with our various facilities locations. We believe that by integrating sound environmental, health, and safety management practices into all elements of our business and operations, we will consistently deliver innovative and trusted solutions for the patients that we serve, as well as sustain higher standards of employee safety.
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
We offer a variety of training opportunities, whether focused on building vocational, management, or leadership skills. We facilitate sessions around our core competencies, interview skills, and coaching practices, and we offer a toolbox on our intranet with resources for employees and managers across the employee lifecycle.

ITEM 1A. RISK FACTORS
Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. Before making a decision to invest in, hold, or sell our common stock, stockholders and potential stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Annual Report on Form 10-K, as well as the other information we file with the SEC. If any of the following risks are realized, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that case, the value of our common stock could decline and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business, financial condition, and results of operations. Refer to our disclaimer regarding forward-looking statements at the beginning of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.
Risks Related to Our Industry, Business and Operations
Reimbursement by Medicare is highly regulated and subject to change, and our failure to comply with applicable regulations, including regulations not designed for remote diagnostic tests like our Zio Services, could prevent us from receiving reimbursement under the Medicare program and some commercial payors, subject us to penalties, and adversely affect our reputation, business, and results of operations.
During the twelve months ended December 31, 2023, we received approximately 25% of our total revenue from the Medicare program (inclusive of Medicare Advantage). The Medicare program is administered by CMS, which imposes extensive and detailed requirements on diagnostic services providers, including IDTFs. These requirements include, but are not limited to, rules that govern how we structure our relationships with physicians, how we operate our IDTFs and market our Zio Services, when we may perform diagnostic tests, and how and when we submit reimbursement claims. Our failure to comply with the applicable Medicare rules and requirements could result in discontinuation of our reimbursement under the Medicare payment program, a requirement to return funds already paid to us, civil monetary penalties, criminal penalties, and/or exclusion from the Medicare program, which would have a material adverse impact on our reputation, business, and results of operations.
CMS has acknowledged that the IDTF regulations were designed for “traditional” IDTFs that administer tests to patients in-person, at a single point in time, and from a single location, and only recently has CMS initiated changes to the regulations to address IDTFs like iRhythm that furnish “indirect tests” that do not require in-person interaction and involve technicians performing computer analyses offsite or at another location. The changes, however, do not address all gaps identified by CMS relating to IDTF operations and the Medicare billing requirements. For example, CMS has not addressed billing for remote diagnostic tests that are performed from one or more IDTF or other remote locations. Our failure to comply with the applicable Medicare regulations, or regulators’ disagreement with our interpretation of the regulations as applied to indirect tests, such as the Zio Services, could result in the discontinuation of our reimbursement under the Medicare program, a requirement to return funds already paid to us, civil monetary penalties, criminal penalties, and/or exclusion from the Medicare program.
In addition, many commercial payors require our IDTFs to maintain enrollment with the Medicare program as well as accreditation and certification with the Joint Commission. If we fail to obtain and maintain IDTF enrollment or accreditation and certification, our Zio Services may no longer be reimbursed by those commercial payors, which could have a material adverse impact on our reputation, business, and results of operations.
If reimbursement or other payment for our Zio Services is reduced or modified in the United States, including through cost containment measures or changes to policies with respect to coding, coverage, and pricing, our business could suffer.
We receive a substantial portion of our revenue from Medicare and third-party commercial payors with which we contract, and we cannot predict whether and to what extent existing reimbursement rates will continue to be available. If CMS or any of our key commercial payors reduce reimbursement rates for our Zio Services, our business, operating results, and prospects would be adversely affected.

CMS updates the reimbursement rates for diagnostic tests performed by IDTFs annually via the Medicare Physician Fee Schedule. Effective January 1, 2023, CMS established national payment rates for the CPT codes we use to report the long-term continuous monitoring services we perform with our Zio XT System and our Zio Monitor System: CPT codes 93247 (for wear-time of greater than 7 days and up to 15 days) and 93243 (for wear-time of greater than 48 hours and up to 7 days). Based on the relative value units CMS assigned to CPT codes 93247 and 93243, the national reimbursement rates for these services in 2024 are $230.52 and $219.71, respectively, and range from $231.34 to $326.79 and $220.51 to $311.46 for our Medicare-enrolled IDTF locations in Deerfield, Illinois, Houston, Texas, and San Francisco, California, when considering the geographic practice cost index for these locations. On average, the 2024 national payment rates are approximately 5% lower than 2023 rates for services, when excluding impacts for the geographic practice cost index for our IDTF locations noted above. Because remote cardiac monitoring technology, including the Zio System, is rapidly evolving, there is a continuing risk that relative value units assigned, and reimbursement rates set, by CMS may not adequately reflect the value and expense of this technology and associated monitoring services, and CMS may reduce these rates in the future, which would adversely affect our financial results.
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
Finally, government and commercial payors have and may, in the future, consider healthcare policies and proposals intended to limit or reduce perceived increases in healthcare costs, including those that could significantly affect reimbursement for healthcare products such as our systems and services. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness, and costs, of different treatment technologies and services; and other measures. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our current and future products and services. These include changes that may reduce reimbursement rates for our products and changes that may be proposed or implemented by the current or future laws or regulations.
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
We report to third party payors the technical components of the remote cardiac monitoring services that are performed with our Zio Monitor, Zio XT, and Zio AT Systems using CPT codes established by the American Medical Association. These CPT codes are manufacturer- and technology-agnostic but describe general technical features required to support the diagnostic medical procedures represented by these billing codes. Given the nature of CPT codes, there is always some degree of risk for an entity that bills for its services that regulators or other third parties could assert that the CPT codes utilized were not appropriate, and recent events have the potential to increase the risk of questions or inquiry regarding our use of a specific CPT code.
The CPT codes used to report remote cardiac monitoring services, including those used to report our Zio Services, were drafted by the American Medical Association (“AMA”) in a manufacturer- and specific technology-agnostic manner. Regulators or other third parties could assert that our technology does not support certain diagnostic procedures described by the CPT codes that we currently use to report our Zio Services. For example, a regulator or other third party could assert that the Zio AT System cannot support MCT services, which could jeopardize our ability to submit claims for reimbursement for services utilizing our Zio AT System and may require us to evaluate whether we have received any overpayments that must be reported and returned to third-party payors. Certain language in a warning letter we received from FDA on May 25, 2023 could increase the risk of inquiries regarding our historical or current use of CPT code 93229. Consistent with the AMA’s definition of MCT, the Zio AT System’s indications for use under our 510(k) clearance include uninterrupted ECG recording during normal day-to-day activities to capture, analyze, and report diagnostic information regarding asymptomatic arrhythmias, as well as other transient, non-critical symptoms (e.g., palpitations, pre-syncope, syncope, shortness of breath, or dizziness) for review by our IDTFs and escalation to the patient’s treating healthcare professional, consistent with the healthcare professional’s prescribed notification criteria, during the monitoring period.
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
The market for remote cardiac monitoring products and services is competitive, characterized by rapid change resulting from technological advances, scientific discoveries, and other market activities of industry participants. Our Zio Services compete with a variety of products and services that provide alternatives for remote cardiac monitoring, including traditional, short-term Holter monitors and event monitors. Our industry is highly fragmented and characterized by a small number of large manufacturers and a large number of smaller regional service providers. These third parties compete with us in marketing to payors and ordering physicians, recruiting and retaining qualified personnel, acquiring technology, and developing products and services that compete with our Zio Services and related devices. Our ability to compete effectively depends on our ability to distinguish our company and our Zio Services from our competitors and their products and services, and includes such factors as safety and effectiveness; acute and long-term outcomes; ease of use; price; physician, hospital, and clinic acceptance; and third-party reimbursement.

Our industry is subject to rapid change and is significantly affected by new product introductions, results of clinical research, corporate combinations, and other factors. Large competitors in the remote cardiac market include companies that sell standard Holter monitors including GE Healthcare, Philips Healthcare, Mortara Instrument, Inc., Spacelabs Healthcare Inc. and Welch Allyn Holdings, Inc. (acquired by Hill-Rom Holdings, Inc. which was acquired by Baxter International, Inc.). Additional competitors, such as BioTelemetry, Inc. (acquired by Royal Philips), Preventice Solutions, Inc. (acquired by Boston Scientific, Inc.), and Bardy Diagnostics, Inc. (acquired by Hill-Rom Holdings, Inc. which was acquired by Baxter International, Inc.) manufacture remote cardiac monitoring devices and also offer monitoring services. These companies have also developed other patch-based cardiac monitors that have received FDA and foreign regulatory clearances. There are also several small start-up companies trying to compete in the patch-based cardiac monitoring space, as well as several entering the patch-based cardiac monitoring market.
We have also seen a trend in the market for large medical device companies to acquire, invest in, or form alliances with these smaller companies in order to diversify their product offerings and participate in the digital health space. Future competition could come from makers of wearable fitness products or large information technology companies focused on improving healthcare. For example, Apple Inc., Fitbit and Samsung, among others, have added capabilities on their platforms to measure non-continuous ECG and to alert customers to the potential presence of irregular heartbeats suggestive of asymptomatic Afib. These competitors and potential competitors may introduce new products and services that more directly compete with our Zio Services and related devices.
Billing for our Zio Services is complex and highly regulated, and we must dedicate substantial time and resources to the billing process. Failure to comply with legal, regulatory, or contractual requirements applicable to our billing and collection activities could subject us to penalties, and adversely affect our reputation, business and results of operations.
Billing for diagnostic services is complex, highly regulated, time-consuming, and expensive, and failure to comply with legal or contractual requirements applicable to our billing and collection activities could subject us to penalties, and adversely affect our reputation, business and results of operations. Depending on the billing arrangement and applicable law, we bill several types of entities and payors, including federal healthcare programs, third-party commercial payors, healthcare providers, and healthcare institutions, which may have different billing requirements, coverage criteria, procedures, or expectations. We also bill insured patients for co-payments, co-insurance, and deductible amounts, as well as bill self-pay patients directly.
Several factors make the billing and collection process uncertain, including differences between the submitted claim price for our Zio Services and the reimbursement rates of payors; compliance with complex federal and state regulations related to billing the Medicare and Medicaid programs and collecting co-payments, co-insurance, and deductible amounts from patients and other guarantors; the effect of patient co-payments, co-insurance, and deductible amounts, which may vary depending on the timing of the claim relative to the insured’s annual policy year; differences in coverage policies, criteria, and billing requirements among payors; and incorrect or missing patient history, indications, or billing information and delays in verifying and resolving the same. We also face risk in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles, which could adversely affect our business, financial condition, and results of operations. We may also be adversely affected by the growth in patient responsibility accounts, as a result of increases in the adoption of plan structures, due to evolving health care policy and insurance landscapes, that shift greater responsibility for care to individuals through greater exclusions, prior authorizations, and co-payment and deductible amounts.
Additionally, our billing activities require us to implement compliance procedures and oversight, train and monitor our employees, subcontractors, and agents, and undertake internal review procedures to evaluate compliance with applicable laws, regulations, and internal policies. These activities require a tremendous dedication of resources and, as a result, we have engaged third-party vendors, such as XIFIN, Inc. (“XIFIN”) and OMH HealthEdge Holdings, Inc. (“Omega”), to undertake certain components of our billing and collections operations. We are in the process of transitioning the overall processing of claims to Omega from XIFIN. The transition of this engagement is a time-consuming and costly process to which we are dedicating substantial resources. If our transition plans are ineffective or we are ineffective in executing the transition, we may experience delays or errors in our claims submission process, increased denials, and lost revenue, which would materially impact our operating results.
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
As an IDTF, we submit claims directly to, and receive reimbursement from, federal healthcare programs, including Medicare, as well as other third-party commercial payors for tests ordered by unaffiliated healthcare providers. These programs and payors, including contractors on their behalf, may conduct pre- and post-payment audits and reviews of claims submitted for reimbursement, including audits and reviews focused on the appropriateness of unaffiliated healthcare providers’ decisions to order a particular test furnished by our IDTF, which impact our claims. Further, the federal healthcare programs may impose suspensions on both payment and participation in response to allegations of fraud or other noncompliance.
Other controls imposed by CMS and commercial payors designed to reduce costs, commonly referred to as “utilization review,” may also affect our operations. Federal law contains numerous provisions designed to ensure that services rendered to CMS patients meet professionally recognized standards and are medically necessary, appropriate for the specific patient, and cost-effective. These provisions include a requirement that a quality improvement organization review a sampling of claims for Medicare beneficiaries to assess the quality of care and appropriateness of the services provided. These quality improvement organizations may deny payment for services or assess fines and have the authority to recommend to CMS that a provider in substantial noncompliance with applicable Medicare requirements and quality standards be excluded from participation in the Medicare program. The Affordable Care Act also expands the use of prepayment review by Medicare Administrative Contractors by eliminating statutory restrictions on their use and, as a result, we except efforts to impose more stringent cost controls to continue. As a provider enrolled in federal healthcare programs, we expect to be subject to such audits and claims reviews in the future, which may result in suspensions or other restrictions on our ability to submit claims for our services, payment delays, overpayment recoupments, and claims denials, which would negatively impact our business, financial condition, and results of operations, and may jeopardize our participation in these federal healthcare programs.
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
We are undertaking a transformation of our revenue cycle management function, which plan contemplates the engagement of service providers to support certain activities. The success of this plan depends on our ability to integrate these service providers in a timely manner to scale our operations to facilitate growth opportunities, without adversely affecting current revenues and accounts receivable. If we are not able to successfully achieve these objectives, the anticipated benefits of this transformation may not be realized fully or at all or may take longer to realize than expected. In addition, there is a significant degree of difficulty and management distraction inherent in the process of integrating with service providers. These difficulties include challenges supporting certain operations and activities with more than one service provider, integrating technologies (including IT systems and processes, procedures, policies and operations, and retaining key personnel). These activities may be complex and time-consuming and involve delays or additional and unforeseen expenses. The process of transitioning to these service providers, the integration process, and other disruptions may also disrupt our ongoing businesses or cause inconsistencies in standards, controls, procedures, and policies that could adversely affect our relationships with payors, patients, employees, and others. Any failure to execute these activities effectively and efficiently may cause our revenue and accounts receivable to be delayed or reduced and could have an adverse effect on our business and cause reputational harm.
Although our current Zio Systems are comprised of medical devices that have received FDA marketing authorization (510(k) clearance) as well as regulatory certifications in the EU and the UK, we may regularly engage in product enhancements and in iterative changes to existing products, as well as seek to develop new technology or use of technology for new indications for use. These medical device developments may trigger further regulatory reviews and the results of those reviews are unpredictable.
Before a new medical device or a new intended use for a medical device can be marketed in the United States, a company must first submit an application and receive either 510(k) clearance, De Novo marketing rights, or premarket approval from FDA, unless an exemption applies. All of these processes can be expensive, lengthy, and unpredictable. We may not be able to obtain the clearances or approvals we seek or may be unduly delayed in doing so, which could harm our business. Even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. Although we have obtained 510(k) clearances to market our Zio Systems, our clearances can be revoked if safety, efficacy, or significant regulatory compliance problems develop. Even planned changes and improvements to devices and their uses can trigger the need for a new submission. FDA requirements dictate that we must evaluate potential changes and document our decision-making regarding the need for additional submissions and clearances or approvals. Unless effectively planned for in advance, our desired commercial timeline may be impacted.

Significant changes or modifications in design, components, method of manufacture, or the intended use or technological characteristics of our Zio Systems may require new or modified FDA marketing authorization, CE Mark certification (EU), or UKCA Mark certification (UK). In some instances, we have identified a need for, and sought and obtained new, 510(k) clearances from FDA for these changes or modifications.
As permitted by applicable law, FDA allows device manufacturers to internally analyze and document a decision that a new clearance or approval is viewed by the manufacturer as unnecessary. Accordingly, we have made certain changes and modifications to our Zio Systems in the past that we believe did not require additional clearances or approvals by FDA.
Such internal decisions are, however, subject to review by FDA, and may require additional action in the event FDA questions earlier internal decision-making. For example, FDA raised questions in the warning letter issued on May 25, 2023 regarding certain changes and modifications to the Zio AT System for which we did not make 510(k) submissions, and rather documented our analysis in letters to file. We have recently (following, and in alignment with, discussion with FDA) submitted an updated 510(k) to address Zio AT Device modifications that were, prior to our receipt of the warning letter, previously documented in letters to file.
In instances where FDA or an EU/UK Notified/Approved Body disagrees with our internal analysis and decision that a new or additional approval or marketing authorization or certification is not needed for any such modifications, we may be required to recall and/or stop the distribution of the impacted Zio System and/or correct the labeling for such Zio System. We may be required to submit a new marketing application or certification, which could require additional testing or other supporting data, a redesign of a product, or otherwise impact the provision of services. In these circumstances, the process may require engagement with regulators to resolve concerns and reach a resolution for a product, and we may be subject to significant enforcement actions.
We may not be able to obtain additional marketing authorizations in a timely fashion, or at all, which could harm our ability to introduce new or enhanced products in a timely manner and to meet market expectations for the provision of the services, which in turn could harm our future growth.
We are subject to extensive compliance requirements for the quality, design, safety, performance, and post-market surveillance of the medical devices we manufacture for use in our Zio Services, and for vigilance on complaint-handling, escalation, assessment, and reporting of adverse events and malfunctions. A wide range of quality, risk, regulatory, or safety matters could trigger the need for a recall, a hold on the distribution of the marketed product, or other corrective actions to marketed products.
Our design and manufacturing facilities and processes and those of certain third-party suppliers are subject to FDA, state, and Notified/Approved Body regulatory inspections for compliance with various medical device regulations and standards, including the Quality System Regulation (“QSR”), also known as 21 CFR Part 820, European Union Medical Device Directive (“EU MDD”), New European Union's Medical Device Regulations (“EU MDR”), and UK Medical Device Regulations (“UK MDR”) requirements. Developing and maintaining a compliant quality system is time consuming and investment intensive. Requirements and standards may change and evolve over time, and we will need to adapt. Failure to maintain compliance with, or not fully complying with, the requirements of FDA and state regulators could result in enforcement actions, which could include the issuance of warning letters, adverse publicity, seizures, prohibitions on product sales, recalls, and civil and criminal penalties, any one of which could significantly impact our manufacturing supply and provision of services and impair our financial results. Failure to maintain full compliance with the requirements of EU MDD, EU MDR, and UK MDR could result in similar disruptions in these markets.

We are required to file various reports with FDA, and EU or UK regulators, including reports required by each jurisdiction’s adverse event, certain malfunctions, and field action reporting regulations. These reports are often required if our Zio System may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. They may also be reasonable, necessary, or prudent for a range of other reasons relating to the importance of gathering information in the post marketing setting and managing risk throughout the product lifecycle, or to address requests from regulators to increase or expand the scope of reporting. For example, in the fourth quarter of 2023, as part of our commitments following the FDA Form 483 observations and FDA warning letter issued on May 25, 2023, we retrospectively submitted certain Medical Device Reports (“MDRs”) to FDA. An increase in the reporting of events associated with the use of our products and services from us or others and any delays to the filing of reports may increase regulator and public scrutiny. Regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business. These reports are typically publicly available information in most jurisdictions, including the United States. If we initiate a field action (whether a “correction” made relative to a device that remains in the field, which could be through a labeling or software update, or “removal” or “recall” and return of that device to us, or field advisory notices) to reduce a risk to health posed by our Zio System, we would be required to report the Correction or Removal to FDA and, in many cases, similar reports to other regulatory agencies.
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
Additionally, on May 25, 2023, we received a warning letter from FDA, which alleged non-conformities to regulations for medical devices, including medical device reporting requirements, relating to our Zio AT System and medical device quality system requirements. We submitted a timely response to FDA on June 16, 2023 and are continuing to work with the agency to address the issues outlined in the warning letter. Although our belief based on the dialogue with FDA to date following our warning letter response is that we will be able to work through FDA’s matters of concern relating to our Zio AT System, we cannot give any assurances that FDA will be satisfied with our response, the actions taken to resolve the concerns raised in the warning letter, or the expected date for the resolution of such matters. Until the issues identified in the warning letter are resolved to FDA’s satisfaction, additional legal or regulatory action may be taken with or without further notice. The warning letter is publicly available on FDA’s website and has been the subject of a high degree of media and industry attention, which subjects us to additional scrutiny. We have been providing FDA with updates on our progress on commitments made in the warning letter, and we are in continued dialogue with FDA on key topics and our planned path forward.
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

Because of the patient populations for which our services are provided and the complexity of the healthcare environment in which we operate, a high degree of medical and clinical input may be necessary to evaluate complaints and adverse events, and in some cases, there may be disagreement over whether our services or the medical devices used in our services may have caused or contributed to an event.
Our Zio Systems and Zio Services are not intended to be prescribed or ordered for use as an emergency system. They are not intended for critical care patients or patients suspected of life-threatening arrhythmias who require inpatient or emergency ECG monitoring. Given the nature of arrhythmias and the patient population for which our Zio Services are ordered by physicians, in which there may be several health conditions present, there are instances in which a patient may experience a medical event during the wear period of a Zio System. In some cases, it may be medically and logistically challenging to obtain information sufficient to definitively determine all contributing factors to an event. In some instances, we may receive initial reports of complaints from the certified cardiographic technicians (“CCTs”) or through our customer service representatives. The initial reports of these non-physicians are likely to contain information that requires verification and further investigation.
In addition, even though our services and their associated devices are not intended to recognize, detect, or initiate response to terminal end-of-life events (for example, cardiac arrest), a patient may nevertheless be wearing a Zio device when they experience such an event (for example, as was the case with the patients involved in COMP-2021-6388 and COMP-2021-6385 which were referenced by FDA in the May 25, 2023 warning letter). Given the functionality of our technology and our services, we may become aware of data reflecting a non-survivable, end-of-life cardiac event. We (going forward and in light of recent feedback from FDA regarding its reporting expectations) or others (such as healthcare professionals, patients, or family members) may report such events even where it does not appear to us that our device caused or could have prevented an end-of-life event. Given the structure of such reporting to FDA the full medical context is not generally available to the public, which may cause additional scrutiny, questions, or concerns regarding our products and services. For example, in the fourth quarter of 2023, as part of our commitments following the FDA Form 483 observations and warning letter issued on May 25, 2023, we retrospectively submitted certain MDRs to FDA, and the publicly available information in these reports may receive additional scrutiny.
We are subject to FDA requirements to investigate complaints about our Zio Systems. If we do not effectively manage and monitor our complaint-handling procedures, we may be subject to regulatory enforcement action, litigation risks, and risk of negative publicity.
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
•we may experience technical challenges to increasing manufacturing capacity, including in connection with equipment design, automation, validation and installation, contractor issues and delays, licensing and permitting delays or rejections, materials procurement, manufacturing site expansion, problems with production yields, and quality control and assurance;
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

If we were unable to successfully manufacture our Zio Systems in sufficient quantities, or to maintain sufficient capacity to provide our Zio Services, it would materially harm our business.
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
Further, we rely on single suppliers for the supply of components related to our adhesive sub-assembly, disposable plastic housings, instruments, and other materials that we use to manufacture and label our Zio patches. We have not qualified additional suppliers for some of these components and materials and we do not carry a significant inventory of these items. While we believe that alternative sources of supply may be available, we cannot be certain whether they will be available if and when we need them and that any alternative suppliers would be able to provide the quantity and quality of components and materials that we would need to manufacture our Zio patches if our existing suppliers were unable to satisfy our supply requirements.
Any significant delay or interruption in the supply of components or sub-assemblies, such as those that we experienced during the COVID-19 pandemic, or our inability to obtain substitute components, sub-assemblies, or materials from alternate sources at acceptable prices and in a timely manner, could impair our ability to meet the demand for our Zio Services, significantly affect our future revenue, and harm our relations and reputation with physicians, hospitals, clinics, and patients.

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
We have incorporated and continue to work to further incorporate AI into our products, services, and internal operations. Implementation of artificial intelligence and machine learning technologies may result in legal and regulatory risks, reputational harm. or other adverse consequences to our business.
We have and are continuing to incorporate AI, including machine learning and independent algorithms, in certain of our products, services and internal operations, including in our MCT services with our Zio AT System, which is intended to enhance their operation and effectiveness internally and for physicians and patients. Our research and development of such technology remains ongoing. AI innovation presents risks and challenges that could impact our business. AI algorithms may be flawed or datasets may be insufficient or contain biased information resulting in perceived or actual negative outcomes. Additionally, many countries and regions, including the EU, have proposed new and evolving regulations related to the use of AI and machine learning technologies. The regulations may impose onerous obligations and may require us to unexpectedly rework or reevaluate improvements to be compliant. Use of AI technologies may expose us to an increased risk of regulatory enforcement and litigation. Moreover, some of the AI features involve the processing of personal data and may be subject to laws, policies, legal obligations, and codes of conduct related to privacy and data protection. AI development and deployment practices could subject us to competitive harm, regulatory enforcement, increased cyber risks, reputational harm, and legal liability.
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

We have entered into a development agreement with a third party, and we may explore or enter into other development or collaboration agreements with other third parties in the future. These development and collaboration agreements may not result in the development of commercially viable devices or the generation of significant future revenues.
We have entered into the Development Agreement with Verily to develop certain next-generation Afib screening, detection, or monitoring devices to enhance our Zio Services, which involves combining our technology platforms and capabilities with those of Verily. As part of the Development Agreement, we paid Verily an up-front fee of $5.0 million in cash, and through December 31, 2023, we have achieved milestones and additional related payment obligations totaling $11.0 million. We have agreed to make additional payments over the term of the Development Agreement up to an aggregate of $1.75 million, subject to achievement of certain specified milestones. The success of our collaboration with Verily is highly dependent on the efforts provided to the collaboration by Verily and us and the skill sets of our respective employees. Support of these efforts requires significant resources, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even with FDA’s clearance of our clinically-integrated ZEUS System for the Zio Watch, continued product testing, market research, and related activities may result in a delay to device launch and additional expense associated with any commercialization efforts. Even if and when launched, the developed devices may also not be accepted in the marketplace, and there is no assurance that adequate coverage or reimbursement would be available, or that an alternative payment model can be developed.
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
We generally intend to continue assessing the potential pathways for expanding indications and use cases for our Zio Services, and developing potential new products and services, for patient populations with unmet needs in the remote cardiac monitoring market and adjacent markets. We intend to continue to invest in research and development efforts to further differentiate our biosensor, data analytics and reporting, information system, and digital platform and we may explore or enter into development or collaboration agreements with third parties to further these efforts. We cannot predict whether such efforts will be viable from a regulatory and commercial standpoint, and development or collaboration agreements may not result in the development of commercially viable products or services or the generation of significant future revenues. For example, enforcement action such as that conveyed through the May 25, 2023 warning letter we received, as well as other digital health industry regulatory developments, may also impact the availability or viability of potential opportunities.
International expansion of our business exposes us to market, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.
While we currently derive substantially all of our revenue and maintain substantially all of our assets in the United States, we intend to continue to pursue growth opportunities outside of the United States, especially in the Philippines, the EU, the UK and Japan, and we may increase our use of administrative and support functions from locations outside the United States, which could expose us to risks associated with international sales and operations. Additionally, our international expansion efforts may not be successful, we may experience difficulties in scaling these functions from locations outside the United States, and we may not experience the expected cost efficiencies.
Our international operations are, and will continue to be, subject to a number of risks, including:
•multiple, conflicting, and changing laws and regulations such as tax laws, privacy laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits, and licenses;
•obtaining and sustaining regulatory approvals, certifications, and regulatory compliance where required for the sale of our Zio Services in various countries;

•requirements to maintain data and the processing of that data on servers located within such countries, which requirements that may be subject to change;
•complexities associated with managing multiple payor reimbursement regimes, government payors, or patient self-pay systems, as well as with participating in public tenders or procurement processes run by national healthcare systems;
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
•decreased emphasis or enforcement of intellectual property protections in some countries outside the United States in comparison to that in the United States;
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
•natural disasters, political and economic instability, including wars and other geopolitical conflicts, terrorism, political unrest, outbreak of disease, boycotts, curtailment of trade, and other market restrictions;
•regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), UK Bribery Act of 2010, and comparable laws and regulations in other countries;
•compliance risks associated with the General Data Protection Regulation (the “GDPR”) (including as it applies in the UK by virtue of the Data Protection Act 2018), enacted to protect the privacy of all individuals in the EU and the UK, and which places certain restrictions on the export of personally identifiable data outside of the EU or the UK, as applicable;
•compliance risks associated with the revised regulations in the EU MDR that outline the requirements for medical device CE marking;
•compliance risks associated with the UK MDR, which replaces the CE marking requirements for medical devices marketed and sold in the UK with a UKCA mark following the UK’s withdrawal from the EU, and the UK government’s announcement to amend the UK MDR, in particular to create a new access pathway to support innovation and create an innovative framework for regulating software and AI as medical devices;
•compliance risks associated with new or upcoming regulations associated with AI applicable to Software as a Medical Device; and
•compliance risks associated with new or upcoming requirements and expectations associated with medical device cybersecurity.
Any of these factors may require significant resources to address and could significantly harm our future international expansion and operations and, consequently, our revenue and results of operations.

Exposure to UK political developments, including the outcome of its withdrawal from membership in the EU, could be costly and difficult to comply with and could seriously harm our business.
Our operations in the UK account for approximately 1% of our revenue for the twelve months ended December 31, 2023 and we intend to continue to pursue growth opportunities in the UK. There are still a number of areas of uncertainty in connection with the future of the UK and its relationship with the EU following the UK’s exit from the EU in 2020 (commonly referred to as “Brexit”), including the application and interpretation of the UK-EU trade agreement (the “Trade and Cooperation Agreement”), which went into force in May 2021. For example, because a significant proportion of the regulatory framework in the UK is currently derived from EU directives and regulations, Brexit could result in material changes to the regulatory regime applicable to many of our current operations. The UK government and the MHRA began undertaking public consultations on the future regulation of medical devices in 2022 and plan to introduce the new regulatory system from July 2025 onwards, subject to appropriate transitional arrangements. The consultation indicated that the MHRA will publish guidance in relation to the changes to the regulatory framework and may rely more heavily on guidance to add flexibility to the regime. Although the Trade and Cooperation Agreement offers UK and EU companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas, economic relations between the UK and the EU are on more restricted terms than existed previously. Therefore, at this time, we cannot predict the impact that the Trade and Cooperation Agreement and any future agreements contemplated under the terms of the Trade and Cooperation Agreement will have on our future business efforts to commercialize our Zio Services in the UK and the EU. Accordingly, it is possible that the Trade and Cooperation Agreement may adversely affect our operations and financial results.
Our success depends on our ability to attract and retain senior management and key personnel.
Our success depends on our ability to retain our senior management and to attract and retain qualified personnel in the future. Competition for senior management personnel, as well as salespersons, scientists, clinicians, and engineers, is intense and we may not be able to retain our personnel. The loss of key personnel, including key members of our senior management team or members of our board of directors, as well as certain of our key finance, legal, regulatory, research and development, quality, and clinical personnel, could disrupt our operations and have a material and adverse effect on our ability to grow our business. Each of our officers may terminate their employment at any time without notice and without cause or good reason. The loss of a member of our senior management team or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement.
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
We have experienced rapid growth in our headcount and in our operations. Any growth that we experience in the future will provide challenges to our organization, requiring us to expand our sales personnel, manufacturing, clinical, customer care, and billing operations and general and administrative infrastructure. In addition to the need to scale our operational and service capacity, future growth will impose significant added responsibilities on management, including the need to identify, recruit, train, and integrate additional employees. Rapid expansion in personnel could impact our capacity to manufacture our Zio patches, market, sell, and support our Zio Services, and analyze the data to produce Zio reports, which could result in inefficiencies and unanticipated costs, impacts to our Zio Services, including our Zio patches, and disruptions to our service operations. Additionally, rapid expansion could require us to rely on overtime to increase capacity that could, in turn, result in greater employee attrition and/or a loss in productivity during the process of recruiting and training additional resources and add to our operating expenses. Further, a move toward automation to address, for example, staffing or scalability needs, could result in unintended consequences, such as increased scrap rate negatively impacting profitability.
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
Our Zio System patches and gateways are provided to patients either (1) during in-office visits with a healthcare provider or (2) remotely via at-home hookup. We have also seen hybrid situations where accounts, in response to staffing shortages, provide in-clinic Zio device packages to patients for application at home. Although in all three scenarios there is the potential that a patient will not return the device(s) at the conclusion of the wear period, home hookups historically result in a higher likelihood that the patient will fail to return his or her device, which negatively impacts our financial condition when we are unable to provide the Zio Services. For example, when the patient returns the Zio Monitor patch to us at the end of the patient wear period, we provide the Zio Monitor Services, which include the end of service report based on the data stored on the Zio Monitor patch, after which we submit a claim to the relevant payor or to the patient for the services rendered. If a patient fails to return a device, we experience financial losses, which include the cost of the device as well as the loss of potential revenue for the service that is contingent on the returned device for the submission of the associated claim.
Our strategic plans include a high degree of focus on the mSToPs criteria for Afib screening. There are risks that the clinical or payor community will not fully accept these criteria as a basis for selection of patients suitable for screening.
In January 2022, the U.S. Preventive Services Task Force (“USPSTF”) published a recommendation statement on the screening criteria for Afib screening, stating that the current evidence (including the mSToPs study) is insufficient to assess the balance of benefits and harm of Afib screening, and thus found that it could neither recommend for or against screening of adults 50 years or older without a diagnosis or symptoms of Afib and without a history of transient ischemic attack or stroke. In its recommendation, the USPSTF also identified research needs and gaps, including for example assurance that future research involves randomized trials of diverse patient populations and conducting research to optimize the accuracy of screening for Afib. This USPSTF recommendation statement may deter some clinicians or payors from accepting the mSToPs study inclusion and exclusion criteria as a standard for selecting patients for screening for Afib. We cannot predict whether or when the USPSTF’s recommendation on Afib screening will change or be modified based on findings from additional randomized trials, other research, or through the continued use of our products and services or other similarly situated products and services designed for remote cardiac monitoring.

We may face risks associated with acquisitions of companies, products, and technologies and our business could be harmed if we are unable to address these risks.
If we are presented with appropriate opportunities, we could acquire or make other investments in complementary companies, products, or technologies. We may not realize the anticipated benefit of our acquisitions, or the realization of the anticipated benefits may require greater expenditures than anticipated by us. We will likely face risks, uncertainties, and disruptions associated with the integration process, including difficulties in the integration of the operations and services of any acquired company, integration of acquired technology with our Zio Services, including our Zio Systems, diversion of our management’s attention from other business concerns, the potential loss of key employees or suppliers of the acquired businesses, and impairment charges if future acquisitions are not as successful as we originally anticipated. If we fail to successfully integrate other companies, products, or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity or equity-linked securities to pay for any future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. In addition, our operating results may suffer because of acquisition-related costs, amortization expenses, investment required to address risks associated with the acquisition, or charges relating to acquired intangible assets.
Risks Related to Healthcare Regulatory Matters
Our use of third-party service providers or company resources located outside the United States to support certain customer care, clinical, and other operations of our IDTFs may present challenges, and if we are ineffective in limiting work performed by these service providers or company resources consistent with applicable regulations or our contractual agreements with commercial payors, we may be subject to penalties or experience loss of revenue.
Beginning in the third quarter of 2022, we engaged Sutherland Healthcare Solutions, Inc. and Techindia Infoway Private Limited to support certain customer care and clinical operations of our IDTFs. We have developed operational and technical controls to limit the work performed by these vendors consistent with our interpretation of the Medicare coverage exclusion of services furnished outside the United States, other applicable laws and regulations, and any requirements imposed pursuant to our contracts with commercial payors. If these controls do not work as intended, or if regulators or commercial payors disagree with our interpretation of these requirements and their application to our operations, we may be subject to a requirement to return funds already paid to us, civil monetary penalties, other government enforcement, as highlighted by a recent enforcement action against our competitor, BioTelemetry, Inc., with respect to the support of certain clinical operations by vendors performing work outside the United States, and termination of contracts with commercial payors, as well as the loss of revenue associated with those contracts.
In addition, we are currently engaging with other third-party service providers that have resources located outside the United States, and we have established company resources in the Philippines to provide services in support our IDTFs. These services include benefits verification, billing, collections, and customer service, which require complex oversight and monitoring for appropriate capture and escalation of complaint information that may be relevant to the quality, performance, and safety of our medical devices or the quality of our clinical services. If we are unable to effectively manage this oversight and monitoring, we may be subject to regulatory enforcement action or inquiries which may be expensive and time consuming to resolve. In addition, certain contracts with commercial payors include restrictions related to accessing patient data outside the United States and we have implemented reasonable controls intended to prohibit unauthorized use of patient data by service providers and company resources located outside the United States for these commercial payors, as appropriate. If these controls do not work as intended, or if the payor information we receive from ordering healthcare providers is delayed or inaccurate, we may encounter the suspension or termination of contracts with commercial payors, as well as any contractual remedies such payors might pursue. The suspension or loss of any of our key commercial payor agreements would have an adverse impact on our revenue and our results of operations.
If we fail to comply with medical device, healthcare, and other governmental regulations, we could face substantial penalties and our business, results of operations, and financial condition could be adversely affected.
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
•the federal False Claims Act (the “FCA”), which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government;
•federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•the FCPA, the UK Bribery Act of 2010, and other local anti-corruption, anti-kickback, and transparency laws that apply to our international activities;
•the federal Physician Payment Sunshine Act, or Open Payments, and its implementing regulations, which requires us to report payments or other transfers of value made to licensed physicians and certain mid-level health practitioners and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•Health Insurance Portability and Accountability Act (“HIPAA“), as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which impose certain requirements relating to the privacy, security, and transmission of individually identifiable health information; HIPAA also created criminal liability for knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services;
•the GDPR and the UK Data Protection Act 2018, which each provide legal requirements for the handling and disclosure (including across borders) of personal data collected in the EU and the UK, respectively;
•the FDA’s Code of Federal Regulations, including but not limited to, 21 CFR Parts 820, 803, 806, and 801, that outlines requirements for medical device design, testing, marketing authorization, manufacturing, labeling, distribution, and post-market surveillance requirements;
•the EU MDD and EU MDR that outline requirements for medical device CE marking;
•the UK MDR, which, post the UK’s withdrawal from the EU, replaces the CE marking requirement for medical devices sold in the UK with a UKCA mark; and
•state law equivalents of each of the above U.S. federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of individually identifiable information in certain circumstances (e.g., the Telephone Consumer Protection Act, the CAN-SPAM Act, and state privacy, consumer protection, and breach notification laws), many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
These laws are broad in scope and available exceptions and exemptions are narrow; it is possible that some of our activities could be subject to challenge under one or more of such laws. Any action brought against us for violations of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal FCA including mandatory treble damages and significant per-claim penalties, which were increased from $13,508 to $27,018 per false claim for violations assessed after January 30, 2023. For example, our industry has experienced recent FCA enforcement, including a December 2023 settlement by BioTelemetry, Inc. and its subsidiary LifeWatch Services Inc. involving allegations that these companies submitted claims to federal programs for a higher level of remote cardiac monitoring than physicians had intended to order or that was medically necessary, thus inflating the level of reimbursement paid, which highlights the importance of compliance with the rules and regulations governing claims submitted to federal healthcare programs. The U.S. Department of Justice is expected to publish revised per-claim penalty amounts for 2024.

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
Our communications with healthcare stakeholders – physicians and other healthcare professionals, payors, and similar entities, as well as patients and lay caregivers – are subject to a high degree of scrutiny for compliance with a wide range of laws and regulations. Continuing or increasing our sales and marketing and other external communication efforts may expose us to additional risk of being alleged or deemed to be non-compliant by regulators, enforcement authorities, or competitors.
Our sales and marketing efforts and initiatives, as well as other communications with HCPs, may subject us to additional scrutiny of our practices of effective communication of risk information, benefits, or claims under the oversight of FDA and the Federal Trade Commission (“FTC”). For example, FDA applies a heightened level of scrutiny to comparative claims when applying its statutory standards for advertising and promotion, including with regard to its requirement that promotional labeling be truthful and not misleading. There is potential for differing interpretations of whether certain communications are consistent with a product’s FDA-required labeling, and FDA will evaluate communications on a fact-specific basis. This is a continued area of focus for regulators. In the fourth quarter of 2023, FDA issued final guidance focused on the presentation of quantitative risk and efficacy information to the consumer audience, with heightened focus on presenting such information in a manner that is accurate, understandable, and consumer-friendly. The FTC has also released updated guidance on health claims, with a high expectation for clinical data to support these claims.

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
We may also seek to communicate certain information with physicians and scientists or with payors and similar entities, and may rely on a range of laws, regulations, regulatory guidance governing topics, including scientific exchange, and communication of healthcare economic information and product information under the Preapproval Information Exchange Act. Recent FDA draft guidance on communication of scientific information on unapproved uses of cleared/approved medical products with HCPs further illustrates the agency’s focus on ensuring that such communications to those in a position to order or prescribe products are consistent with available scientific data and subject to organizational controls maintaining separation and distinction from promotional marketing.
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
Regarding patients for whom we have received a valid order for our Zio Services, we may send or make text messages, emails, phone calls, and other communications for various informational, business purposes, including to confirm accurate demographic and payor information or to assist a patient via a home hookup. Communication-related laws require consent prior to certain communications and provide a specified monetary damage award or fine for each violation could result in particularly significant damage awards or fines. For example, under the Telephone Consumer Protection Act (“TCPA”), plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. In the wake of a 2021 decision by the U.S. Supreme Court that limited the applicability of the TCPA, several states have enacted or introduced legislation that would regulate text messages and certain telephone calls to individuals. We may be subject to lawsuits (including class-action lawsuits) containing allegations that our business violated the TCPA or other communications laws. These lawsuits may seek damages (including statutory damages) and injunctive relief, among other remedies. A determination that there have been violations of the TCPA or other statutes regulating communications with patients could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.

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
Our operations may be directly or indirectly affected by various broad state and federal healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, the FCA, the Anti-Mark Up Rule, and the Medicare Beneficiary Inducement Statute. For some of our services, we directly bill physicians or other healthcare entities, that, in turn, bill payors, and the amounts we bill may include a risk-based pricing component. We are also developing alternative service delivery models that include using our Zio Monitoring System or Zio XT System to screen at-risk patient populations as part of a value-added service offered by managed care organizations, including Medicare Advantage Organizations, to qualifying participants. Although we believe these billing and service models and our program development efforts are properly designed to comply with laws and regulations, these types of initiatives may draw a high degree of scrutiny and may subject us to assertions of non-compliance. If our past, present, or future operations are found to be in violation of fraud and abuse laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment, and exclusion from Medicare program participation. Furthermore, if we knowingly file, or “cause” the filing of, false claims for reimbursement with government programs such as Medicare, we may be subject to substantial civil penalties, including treble damages.
Risks Related to Financial and Accounting Matters
In the future we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
We previously identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As previously disclosed, in preparing our consolidated financial statements as of and for the years ended December 31, 2021 and 2020, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective at the reasonable assurance level due to a failure to maintain a sufficient number of professionals with an appropriate level of accounting and internal control knowledge, training, and experience to timely and accurately analyze, record, and disclose accounting matters. This material weakness contributed to additional material weaknesses, which have been previously disclosed and remediated. In aggregate, these material weaknesses (including the previously remediated material weaknesses) contributed to the misstatement of our revenues, revenue reserves, bad debt expense, property and equipment, research and development expense, and related financial disclosures, and in the revision of our consolidated financial statements for the years ended December 31, 2017, December 31, 2018, and each interim period therein as well as the quarters ended March 31, 2019, June 30, 2019, and September 30, 2019. Additionally, this material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
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

Any failure to implement and maintain effective internal control over financial reporting could cause investors to lose confidence in our reported financial and other information, adversely impact our stock price, cause us to incur increased costs to remediate any deficiencies, and attract regulatory scrutiny or lawsuits that could be costly to resolve and distract management’s attention, limit our ability to access the capital markets, or cause our stock to be delisted from The Nasdaq Global Select Market or any other securities exchange on which it is then listed. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
•competition;
•inadequate financial and other resources; and
•global business, political, and economic conditions, including inflation, increasing interest rates, cybersecurity events, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, potential instability in the global banking system, political instability, and military hostilities, including ongoing geopolitical conflicts, such as the war in Ukraine and conflict in the Middle East.
Further, we recognize a portion of our revenue from non-contracted third-party commercial payors. For example, during the year ended December 31, 2023, revenue from non-contracted third-party commercial payors accounted for approximately 7% of our total revenue. We have limited visibility as to when we will receive payment for our Zio Services with non-contracted payors and we, XIFIN, or Omega must appeal any negative payment decisions, which often delays collections further. Additionally, a portion of the revenue from non-contracted payors is received from patient co-pays, which we may not receive for several months following delivery of service or may not receive at all. For revenue related to non-contracted payors, we estimate an average collection rate based on factors including historical cash collections. Subsequent adjustments, if applicable, are recorded as an adjustment to revenue. Fluctuations in revenue may make it difficult for us, research analysts, and investors to accurately forecast our revenue and operating results or to assess our actual performance. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.
We have a history of operating losses and may not achieve or sustain profitability in the future.

We have incurred net losses since our inception in September 2006. We generated net losses of $123.4 million and $116.2 million during fiscal 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $645.6 million. We have financed our operations to date primarily through private and public offerings of equity securities and revenue generated by prescriptions of our Zio Services. We have and expect to continue to incur significant research and development, sales and marketing, regulatory, and other expenses as we expand our marketing efforts to increase the prescription of our Zio Services, expand existing relationships with physicians, obtain regulatory clearances or approvals for our current or future services and related devices, conduct clinical trials on our existing and future services, and develop new services or add new features to our existing Zio Services. We also expect that our general and administrative expenses will continue to increase due to, among other things, the operational and regulatory burdens applicable to medical service providers that are public companies. As a result, we expect to continue to incur operating losses in the future. These losses, among other things, may have an adverse effect on our stockholders’ equity and the value of our common stock.
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
Our ability to use our net operating losses (“NOLs”) to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state law provisions, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. We could experience an ownership change that might limit our use of NOLs and tax credits in the future. In addition, realization of deferred tax assets, including NOL carryforwards, depends upon our future earnings in applicable tax jurisdictions. If we have insufficient future taxable income in the applicable tax jurisdiction for any reason, including any future corporate reorganization or restructuring activities, we may be limited in our ability to utilize some or all of our net operating losses to offset such income and reduce our tax liability in that jurisdiction. See Note 10, Income Taxes to the consolidated financial statements included herein for additional information.
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
We are involved in legal proceedings related to securities litigation and other matters and may become involved in other legal proceedings that arise from time to time in the future. For example, as discussed further in Note 8, Commitments and Contingencies, to the consolidated financial statements included herein, a putative securities class action lawsuit has been filed against the company and certain current officers or former officers of the company alleging violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder.
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

In addition, healthcare companies are subject to numerous investigations and inquiries by various governmental agencies. For example, as discussed further in Note 8, Commitments and Contingencies, to the consolidated financial statements included herein, in March 2021, we received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California requesting information related to communications with FDA and our Zio Systems, and, in September 2021, received a subpoena requesting additional information. More recently, on April 4, 2023, we received a Subpoena Duces Tecum from the Consumer Protection Branch, Civil Division of the U.S. Department of Justice, requesting production of various documents regarding our products and services. In addition, on May 25, 2023, we received a warning letter from FDA, which resulted from the inspection of our facility located in Cypress, California that concluded in August 2022. The warning letter alleges non-conformities to regulations for medical devices, including medical device reporting requirements, relating to our Zio AT System and medical device quality system requirements. We are cooperating fully in connection with these matters. Any future investigations of our executives, our managers, or our company could result in significant liabilities or penalties to us, as well as adverse publicity. Even if we are found to have complied with applicable law, the investigation or litigation may pose a considerable expense and would divert management’s attention, and have a potentially negative impact on the public’s perception of us, all of which could negatively impact our financial position and results of operations. Further, should we be found out of compliance with any of these laws, regulations, or programs, depending on the nature of the findings, our business, our financial position, and our results of operations could be negatively impacted.
Compliance with requirements of being a public company may strain our resources and divert management’s attention.
As a public company, we are subject to laws and regulations relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations implemented by the SEC, and The Nasdaq Stock Market listing rules. Compliance with these laws and regulations, including new laws and regulations or revisions to existing laws and regulations, has required and will continue to require, substantial management time and oversight and the incurrence of significant accounting and legal costs. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
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
For example, in 2017, the U.S. government enacted the TCJA, which made significant changes to the taxation of business entities, including the requirement to capitalize research and development expenditures and amortize such expenditures over five years for domestic expenditures and fifteen years for foreign expenditures. While it is possible that Congress may modify or repeal this provision, we have no assurance that this provision will be modified or repealed and even if Congress makes any such decision, it may not be retroactive, and could still therefore result in an impact on cash from operating activities and on the balance of our deferred taxes. In addition, we have a presence in the UK, as well as sales in the UK, such that any changes in tax laws in the UK will impact our business. The overall impact of these changes is uncertain, and our business and financial condition could be adversely affected.

In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. The TCJA of 2017 introduced a Base Erosion and Anti-Abuse Tax ("BEAT") which imposes a minimum tax on adjusted income of corporations with average applicable gross receipt of at least $500 million for the prior three tax years and that make certain payments to related foreign persons. In addition, the Organization for Economic Cooperation and Development has proposed a global minimum tax of 15% of reported profits ("Pillar 2") that has been agreed upon in principle by over 140 countries. During 2023, many countries took steps to incorporate Pillar 2 into their domestic tax laws. While neither BEAT nor Pillar 2 impact our results of operations currently, if applicable in the future, they could have an impact on our financial results, the extent of which is uncertain.
Our tax returns and other tax matters also are subject to examination by the U.S. Internal Revenue Service and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. We cannot guarantee the outcome of these examinations. If our effective tax rates were to increase, particularly in the United States, or in other jurisdictions implementing legislation to reform existing tax legislation, including the UK, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition, operating results, and cash flows could be adversely affected.
We may be liable for contamination or other harm caused by materials that we handle, and changes in environmental regulations could cause us to incur additional expense.
Our research and development and manufacturing operations may involve the use or handling of hazardous materials. We are subject to a variety of federal, state, local, and international laws, rules, and regulations governing the use, handling, storage, disposal and remediation of hazardous and biological materials, as well as the sale, labeling, collection, recycling, treatment, and disposal, of products containing such hazardous substances, and we incur expenses relating to compliance with these laws and regulations. If we violate environmental, health, and safety laws, including as a result of human error, equipment failure, or other cases, we could face substantial liabilities, fines, and penalties, personal injury and third-party property damage claims, and substantial investigation and remediation costs. These expenses or this liability could have a significant negative impact on our financial condition. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We are subject to potentially conflicting and changing regulatory agendas of political, business, and environmental groups. Changes to or restrictions on the procedures for hazardous or biological material storage or handling might require unplanned capital investment or relocation of our facilities. Failure to comply, or the cost of complying, with new or existing laws or regulations could harm our business, financial condition, and results of operations.
Risks Related to Intellectual Property
We are subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from shipping affected devices, require us to obtain licenses from third parties or to develop non-infringing alternatives, and subject us to substantial monetary damages and injunctive relief.
We rely on a combination of patents, copyrights, trademarks, trade secret laws, and confidentiality and invention assignment agreements with employees and third parties to protect our intellectual property rights. Our patents and patent applications are directed to covering key aspects of the design, manufacture, and use of our Zio Services, including our Zio Systems.

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

For example, our patent applications may not issue as patents in a form that will be advantageous to us, or at all. Our issued patents, and those that may issue in the future, may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related devices and services. In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office (“USPTO“), which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. We also may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, or former or current employees, despite the existence generally of invention assignment and confidentiality agreements and other contractual restrictions we include in contracts with such parties. These agreements may not provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information. There can be no assurance that employees, consultants, vendors, and clients have executed such agreements or have not breached or will not breach their agreements with us, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors. In addition, we rely on trademarks, service marks, trade names, and brand names, such as our registered trademark “ZIO,” to distinguish our products from the products of our competitors, and have registered or applied to register these trademarks. We cannot assure you that our trademark applications will be approved. Further, during trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and in proceedings before comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Additionally, we are aware of at least one third party that has registered the “IRHYTHM” mark in the EU in connection with computer software for controlling and managing patient medical information, heart rate monitors, and heart rate monitors to be worn during moderate exercise, among other uses. We and the third party are involved in adversary proceedings before the Trademark Office in the EU, and those proceedings could impact our ability to obtain a EU trade mark registration for the “IRHYTHM” mark, although we already own many national registrations for IRHYTHM in Europe.
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
Despite our efforts to safeguard our unpatented and unregistered intellectual property rights, we may not succeed in doing so or the steps taken by us in this regard may not be adequate to detect or deter misappropriation of our technology or to prevent an unauthorized third party from copying or otherwise obtaining and using our devices, technology, or other information that we regard as proprietary. In addition, third parties may be able to design around our patents. Furthermore, the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the United States.

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

We are subject to complex and evolving U.S. and foreign laws and regulations and other requirements regarding privacy, data protection, security, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in customer growth or engagement, or otherwise harm our business.
In the ordinary course of our business, we collect, use and store, and transmit sensitive data, such as our proprietary business information and that of our suppliers, contractors, customers, vendors and others, as well as personal information, including health information, of these parties and of our patients. As a result, we are subject to several foreign, federal and state laws and regulations protecting the use, disclosure and confidentiality of certain personal information, namely individually identifiable information (e.g., names, social security numbers, addresses, birth dates), and restricting the use and disclosure of that information. These laws include foreign, federal and state healthcare privacy laws, telehealth laws, breach notification laws and consumer protection laws. These frameworks impose stringent privacy and security standards and potentially significant non-compliance penalties and liability. Foreign data protection, privacy, and related laws and regulations can be more restrictive than those in the United States. For example, data localization laws in some countries generally mandate that certain types of data collected in a particular country be stored and/or processed solely within that country. In addition, both foreign and U.S. legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. Further, the SEC recently adopted new cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including the board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying, and managing cybersecurity risks) in annual reports on Form 10-K. These new cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents by Form 8-K, within four business days of determining an incident is material. These changes or increased costs could negatively impact our business and results of operations in material ways. Refer to “Cybersecurity” in Part I, Item 1C of this Annual Report on Form 10-K for further details.
The secure maintenance, processing, and transmission of this sensitive information is critical to our business operations and we are dependent on sophisticated information technology systems to operate our business. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems, or failures to adequately scale our data platforms and architectures to support patient care could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. We have implemented multiple layers of security measures and monitoring to protect the confidentiality, integrity, and availability of this data and the systems and devices that store and transmit such data. Despite our security measures and business controls, which undergo routine testing internally and by external parties, our information technology and infrastructure may be vulnerable to attacks by criminals and criminal enterprises, foreign governments and other state-sponsored actors, and terrorists and lone wolves; breaches due to employee, contractor, or vendor error; or malfeasance or other disruptions or subject to the inadvertent or intentional unauthorized release of information. Any such occurrence could compromise our data centers and networks and the information stored thereon could be inappropriately accessed, publicly disclosed, lost, or stolen. Further, any such access, disclosure, or other loss of information could result in legal claims or proceedings, and liability under laws that protect the privacy of personal information and regulatory penalties, increase in operating expenses, incurrence of expenses, including notification, mitigation, and remediation costs, disrupt our operations and the services we provide to our clients, or damage our reputation, any of which could adversely affect our profitability, revenue, and competitive position.
Cyber-attacks aimed at accessing our devices and services, or related devices and services, and modifying or using them in a way inconsistent with our FDA marketing authorizations and regulatory certifications in the EU and the UK, could create risks to patients.
Medical devices are increasingly connected to the Internet, hospital networks, and other medical devices to provide features that improve healthcare and increase the ability of healthcare providers to treat patients and of patients to manage their conditions and are subject to extensive oversight from FDA and foreign regulatory authorities with requirements designed to manage the risks of cyber-attacks with the potential to impact patient safety. As such, cyber-attacks aimed at accessing our devices and services, or related devices and services, and modifying or using them in a way inconsistent with our FDA marketing authorizations and regulatory certifications in the EU and the UK, may create risks to patients and potential exposure to our company.

We are required to comply with various laws and regulations with respect to implementing appropriate cybersecurity measures to ensure our devices and services are not compromised or disrupted, which could lead to potential risk of harm or injury to patients. FDA has issued guidance on cybersecurity management of medical devices during post market, and more recently finalized guidance on cybersecurity considerations for quality systems in device premarket submissions. These guidance documents serve as an indicator of agency expectations. If we do not implement the necessary quality measures to manage cybersecurity and minimize or avoid risks of a potential cyber-attack that impacts our devices and services, we could be subject to a range of FDA enforcement action, and such a situation could trigger the need for a recall, a hold on the distribution of our products, or require other corrective actions to our products.
In the EU, a number of interlocking rules regulate cybersecurity for medical devices. For example, the new Cybersecurity Directive (EU) 2022/2555 (also known as the NIS 2 Directive (Network and Information Security)) entered into force in January 2023 and EU Member States have until October 17, 2024 to transpose the measures into national law. The EU NIS 2 Directive affects Critical National Infrastructure (CNI) providers, which includes the health sector and the manufacturers of medical devices considered to be critical during a public health emergency, as well as other covered entities. The requirements in the NIS 2 Directive will sit alongside the cybersecurity requirements addressed in the EU MDR, which are supplemented by specific guidance issued by the EU’s Medical Device Coordination Group. In addition, at this time, we cannot predict the impact on cybersecurity compliance that forthcoming EU legislation such as the proposed Artificial Intelligence Act and the European Health Data Space Regulation, may have. In the UK, the government announced as part of its consultations on the future regulation of medical devices, that it intends to develop legislation to impose cybersecurity requirements for software as a medical device, including for AI.
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
Historically, the market price of our common stock, like the securities of many other medical service providers that are public companies, has fluctuated. It is likely that our stock price will continue to be volatile in the future. In addition, the trading prices for our common stock and the common stocks of other medical service providers been highly volatile as a result of macroeconomic conditions, including inflation, rising interest rates and ongoing geopolitical conflicts, such as the war in Ukraine and conflict in the Middle East.
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
•terrorist acts, acts of war, or periods of widespread civil unrest, including ongoing geopolitical conflicts, such as the war in Ukraine and conflict in the Middle East; and
•general economic, industry, and market conditions, including inflation, interest rate volatility, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, potential instability in the global banking system, and fluctuating foreign currency exchange rates.
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
Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a claim of breach of fiduciary duty owed by any director, officer, or other employee or agent of the company to us or our stockholders; any action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws; any action to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act.

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
We are party to the Credit, Security and Guaranty Agreement, dated as of January 3, 2024 (the “Braidwell Credit Agreement”), with Braidwell Transactions Holdings LLC – Series 5 (“Braidwell”) as lender, which provides for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $150.0 million (the “Braidwell Term Loan Facility”). An initial tranche of $75.0 million was funded under the Braidwell Term Loan Facility on January 3, 2024 (the “Closing Date”), and the remaining $75.0 million is available to be funded until earliest of the date such amount is actually drawn (the “Delayed Draw Closing Date”) and January 3, 2025. In connection with the closing of the Braidwell Credit Agreement, we repaid the full balance of $35.0 million outstanding pursuant to the SVB Loan Agreement plus approximately $2.8 million in fees and expenses.
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
•the possibility that our level of indebtedness makes us more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and competitive conditions and adverse changes in government regulation;
•limiting our ability to borrow additional amounts to fund acquisitions, for working capital, and for other general corporate purposes;
•the possible diversion of capital resources from other uses; and
•making an acquisition of our company less attractive or more difficult.
Any of these factors could harm our business, results of operations, and financial condition. While we believe we will have the ability to service our obligations under the Braidwell Credit Agreement and obtain additional financing in the future if and when needed, that will depend upon our results of operations and financial position at the time, the then-current state of the credit and financial markets, and other factors that may be beyond our control. Therefore, we cannot give assurances that sufficient credit will be available on terms that we consider attractive, or at all, if and when necessary or beneficial to us.

Failure to comply with covenants in the Braidwell Credit Agreement could result in our inability to borrow additional funds and adversely impact our business.
The Braidwell Credit Agreement imposes numerous financial and other restrictive covenants on our operations, including financial and regulatory covenants, including, for example, covenants with respect to adverse regulatory events that result in or would reasonably be expected to result in a material adverse effect on (i) our company’s operations or financial condition, (ii) Braidwell’s rights and security interest granted under the Braidwell Credit Agreement, (iii) our ability to satisfy payment obligations under the Braidwell Credit Agreement, or (iv) our ability to satisfy the financial covenants imposed under the Braidwell Credit Agreement. The Braidwell Credit Agreement also requires that we (a) maintain aggregate consolidated liquidity (defined as unrestricted cash plus cash equivalent investments) of (i) $50.0 million on and after the Closing Date until the Delayed Draw Closing Date and (ii) in the event of an additional draw, from and after the Delayed Draw Closing Date, $75.0 million, tested on a quarterly basis, and (b) maintain aggregate consolidated total net revenue of $350.0 million, tested on a quarterly basis. Our ability to comply with these and other covenants is dependent upon several factors, some of which are beyond our control. As of the date of this Annual Report on Form 10-K, we were in material compliance with the covenants imposed by the Braidwell Credit Agreement. If we violate these or any other covenants under the Braidwell Credit Agreement or fail to make payments in connection therewith, Braidwell could declare an event of default, which would give it the right to terminate its commitment to provide additional loans and declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, Braidwell would have the right to proceed against the assets we provided as collateral pursuant to the loan. Any of the foregoing may limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Braidwell Credit Agreement, depends on our future financial condition and operating performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under the Braidwell Credit Agreement and any future indebtedness we may incur and to make necessary capital expenditures.
If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing, or obtaining additional equity capital on terms that may be onerous or highly dilutive. These alternative measures may not be successful and may not permit us to meet our scheduled debt servicing obligations. Further, we may need to refinance all or a portion of our debt on or before maturity, and our ability to refinance the Braidwell Credit Agreement or any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities on commercially reasonable terms or at all, which could result in a default under the Braidwell Credit Agreement or any future indebtedness.

General Risk Factors
We may be impacted by domestic and global economic and political conditions, as well as natural disasters, pandemics, and other catastrophic events, which could adversely affect our business, financial condition, or results of operations.
Our operations and performance may vary based on worldwide economic and political conditions, which have been adversely impacted by continued global economic uncertainty, political instability, and military hostilities in multiple geographies, including ongoing geopolitical conflicts such as the war in Ukraine and conflict in the Middle East, domestic and global inflationary trends, interest rate volatility, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, potential instability in the global banking system, global supply shortages, and a tightening labor market. A severe or prolonged economic downturn or period of global political instability could drive hospitals and other healthcare professionals to tighten budgets and curtail spending, which could in turn negatively impact rates at which physicians prescribe our Zio Services. In addition, higher unemployment rates or reductions in employer-provided benefits plans could result in fewer commercially insured patients, resulting in a reduction in our margins and impairing the ability of uninsured patients to make timely payments. A weak or declining economy could also strain our suppliers, possibly resulting in supply delays and disruptions. There is also a risk that one or more of our current service providers, suppliers, or other partners may not survive such difficult economic times, which could directly affect our ability to attain our goals on schedule and on budget. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. We cannot predict the timing, strength, or duration of an economic downturn, instability, or recovery, whether worldwide, in the United States, or within our industry.
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
Further, we have in the past and may continue to communicate certain initiatives, including goals, regarding environmental matters, responsible sourcing, and social investments. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in fully and accurately reporting our progress on such initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters.
If we are not effective in addressing ESG matters affecting our business, or setting and meeting relevant ESG goals, our reputation and financial results may suffer.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
Cybersecurity is an important part of our risk management at iRhythm. Our cybersecurity program includes mitigating risks for our company and for other companies that may have access to our data and systems. Our board of directors recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners, and employees. The risk oversight responsibility of our board of directors and its committees is supported by our cybersecurity management reporting processes, which are designed to provide visibility to our board of directors and to our personnel that are responsible for risk assessment and information about the identification, assessment, and management of critical risks and management’s risk mitigation strategies. These areas of focus include risks from cybersecurity threats as well as competitive, economic, operational, financial, legal, regulatory, privacy, compliance, and reputational risks, among others. We understand that our customers, patients, and stakeholders entrust us with sensitive data, including Protected Health Information, and we take this responsibility seriously.
Our board of directors has an important role in the oversight of the Company’s cybersecurity risk management and strategy and has delegated certain components of such oversight related to the security of and risks related to computerized information and technology systems across the company, as well as by risk area (including privacy, data security, and cybersecurity matters), to the audit committee, which regularly interacts with our Vice President of Cybersecurity (“VP of Cybersecurity”) and Chief Risk Officer (“CRO”). We also regularly engage external parties to assist in the review of our cybersecurity risk oversight processes.
We have established policies to govern the security of our systems and the protection of customer and patient data, which include regular system updates and patches, employee training on cybersecurity and HIPAA best practices, incident reporting, and the use of encryption to secure sensitive information. Our Cybersecurity department, which reports to our VP of Cybersecurity, is responsible for our cybersecurity program and our Global Risk & Integrity department, which reports to our CRO, is responsible for our privacy program as further discussed below. To identify, assess, and manage material cybersecurity risks, our Cybersecurity team uses a cybersecurity risk assessment process aligned with leading frameworks such as the National Institute of Standards and Technology’s (“NIST”) Cybersecurity Framework and HIPAA. To ensure appropriate and consistent risk evaluation and decision-making processes among our Cybersecurity and Global Risk & Integrity departments, we utilize an Adjusted Risk Rating (“ARR”) system that considers certain attributes that represent impact to the Company, and we prioritize our actions based on our ARR system. Our cybersecurity risk assessment program provides the underlying basis for the activities our Cybersecurity and Global Risk & Integrity departments take to identify and mitigate risks from, as well as develop risk management and response strategies for, evolving and emerging cybersecurity threats.
In addition, we also regularly perform phishing tests on our employees and review our training plan at least annually for appropriate updates to address results from this testing. Further, we are focused on building and maintaining a positive cybersecurity culture through a combination of trainings, educational tools, videos, and other cybersecurity awareness initiatives. On top of annual information security awareness training for our employees, we also provide focused training for certain departments. Our security training incorporates awareness of cyber threats (including malware, ransomware, and social engineering attacks), password hygiene, and incident reporting process, as well as physical security best practices.
We engage in the periodic assessment of our policies, standards, processes, and practices that are designed to address cybersecurity threats and incidents, internally and through assessments by external providers. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing, penetration testing, and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. Assessments by external providers of our cybersecurity measures include information security maturity assessments, audits, and independent reviews of our information security control environment and operating effectiveness. The results of such internal and external assessments, audits, and reviews are reported to the audit committee and the board of directors, and we adjust our cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews.

In addition to the assessment of internal cybersecurity risks, we have implemented processes to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers that have access to our data and systems, including payors and IDTFs. These processes include vetting of all service providers for security, reliability, and availability; execution of a Business Associate Agreement with each provider for compliant management, storage, or processing of PHI; and confirmation by each service provider that its SOC-2 reports, or equivalent reports, are current and available, where applicable. In the event a service provider does not have a current and available SOC-2 or equivalent report, we complete an in-depth review of the service provider’s cybersecurity risk management and advise relevant business stakeholders of any significant identified risks.
Based on our board of directors’ and management’s review of risks associated with cybersecurity threats, we have concluded that, to date, there have been no cybersecurity threats which have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition. If we were to experience a material cybersecurity incident in the future, such incident may have a material effect, including on our business strategy, operating results, or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the risk factor titled “Cybersecurity risks, including those involving network security breaches, services interruptions and other incidents affecting the confidentiality, integrity or availability of our data and systems, could result in the compromise of confidential data or critical data systems and give rise to potential harm to our patients, remediation and other expenses, expose us to liability under HIPAA, breach notification laws, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations.”
Governance
As described above, our board of directors has an important role in the oversight of the Company’s cybersecurity risk management and strategy, with certain components of such oversight, including matters related to the security of and risks related to computerized information and technology systems, delegated to the audit committee.
At the management level, our Cyber Security and Risk departments work together to monitor our cybersecurity and risk programs, reporting to our VP of Cybersecurity and CRO, respectively. Our VP of Cybersecurity currently leads a team of cybersecurity professionals, has held leadership roles in the Cybersecurity team since joining us in 2019, and has over fifteen years of management experience within cybersecurity teams. Our CRO has held leadership roles in internal audit and risk for over a decade, including most recently as CRO of another public company.
Individuals in our Cybersecurity and Global Risk & Integrity departments regularly monitor the prevention, detection, mitigation and remediation of cybersecurity incidents. We have implemented procedures by which any identified or potential cybersecurity risk is communicated to the VP of Cybersecurity promptly and discussed in regular team meetings generally held several times per week. Risks are escalated to the CRO and other members of management in accordance with our incident response and reporting policy.
Our VP of Cybersecurity reports cybersecurity-related matters twice annually to the audit committee, and promptly reports any significant cybersecurity developments or incidents to our management, who may similarly escalate to the audit committee. These periodic updates include updates on our cybersecurity risk posture, including material risk assessments, the status of any projects to improve our information security systems, and the emerging cybersecurity threat landscape. The audit committee’s reviews may also include presentations by members of senior management, as well as briefings with other internal and external subject-matter experts to help broaden the board of directors’ understanding of the latest cybersecurity issues and the latest regulatory and threat landscapes. Additionally, the audit committee monitors our progress to address cybersecurity risks and opportunities, as well as cybersecurity incident response and recovery metrics. Our management also periodically engages external service providers to conduct objective assessments of our cybersecurity program, and results of such assessments are directly reported to the audit committee. Finally, the audit committee reports out to the larger board of directors periodically on the company’s cybersecurity risks and posture.

ITEM 2. PROPERTIES
The following table summarizes the facilities leased as of December 31, 2023, including the location and size of each principal facility and their designated use. We believe that these facilities are sufficient to meet our current and anticipated future needs.

Location	Primary Use	Approximate Square Footage	Lease Expiration Year
San Francisco, California	Corporate Headquarters and Clinical Center	117,600	2031
Cypress, California	Corporate Office and Manufacturing Facilities	68,900	2032
Deerfield, Illinois	Corporate Office and Clinical Center	44,600	2033
Manila, Philippines	Corporate Office	24,000	2028
Houston, Texas	Clinical Center	20,300	2027
London, U.K.	Corporate Office and Clinical Center	9,000	2029
Solana Beach, California	Corporate Office	8,300	2031
Encinitas, California	Corporate Office	3,200	2024
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are involved in claims and legal proceedings or investigations, that arise in the ordinary course of business. Such matters could have an adverse impact on our reputation, business, and financial condition and divert the attention of our management from the operation of our business. These matters are subject to many uncertainties and outcomes that are not predictable.
On February 1, 2021, a putative class action lawsuit was filed in the United States District Court for the Northern District of California (the “Court”) alleging that we and our former Chief Executive Officer, Kevin M. King, violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. On August 2, 2021, the lead plaintiff filed an amended complaint, and filed a further amended complaint on September 24, 2021. The amended complaint names as defendants, in addition to us and Mr. King, our former Chief Executive Officer, Michael J. Coyle, and former Chief Financial Officer and former Chief Operating Officer, Douglas J. Devine. The purported class in the amended complaint includes all persons who purchased or acquired our common stock between August 4, 2020 and July 13, 2021, and seeks unspecified damages purportedly sustained by the class. On October 27, 2021, we filed a motion to dismiss, which the Court granted on March 31, 2022, entering judgment in favor of us and the other defendants. On April 29, 2022, the original named plaintiff appealed to the Ninth Circuit Court of Appeals. On October 11, 2023, after briefing by the parties and oral argument, the Ninth Circuit dismissed the appeal for lack of jurisdiction. The appellant filed a petition for rehearing en banc, which was denied on December 6, 2023.
On February 6, 2024, a second putative class action lawsuit was filed in the Court alleging that we and our current Chief Executive Officer, Quentin Blackford, our current Chief Financial Officer, Brice Bobzien, and Mr. Devine violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, and seeks unspecified damages purportedly sustained by the class.
We believe the above securities class action lawsuits to be without merit and plan to continue to defend ourselves vigorously.
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
On February 20, 2024, Welch Allyn, Inc. (“Welch Allyn”), a subsidiary of Hill-Rom Holdings, Inc. which was acquired by Baxter International, Inc., filed a lawsuit against us in the United States District Court for the District of Delaware, alleging that our Zio patches infringe certain of its patents. Welch Allyn seeks money damages and attorneys’ fees. We believe this lawsuit is without merit and plan to defend ourselves vigorously.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information for Common Stock
Our common stock is traded on The Nasdaq Global Select Market under the symbol “IRTC”.
As of February 15, 2024, there were 353 holders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
The following graph shows the total stockholder return of an investment of $100 in cash at market close on December 31, 2018, through December 31, 2023 for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.), (iii) the NASDAQ Biotechnology Index and (iv) the S&P Healthcare Equipment Select Industry. For the year ended December 31, 2023, the Company has elected to present the S&P Healthcare Equipment Select Industry for its peer group comparison. The Company believes that the holdings of this index more accurately reflect its peer companies. Since the NASDAQ Biotechnology Index was presented in the prior year, it has also been presented in the current year for comparison purposes. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Comparison of Cumulative Total Return Among iRhythm, NASDAQ Composite,
NASDAQ Biotechnology Index, and the S&P Healthcare Equipment Select Industry Index
$400
$350
$300
$250
$200
$150
$100
$50
$0
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
iRhythm Technologies, Inc.
NASDAQ Composite
NASDAQ Biotechnology
S&P Healthcare Equipment Select Industry Index

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
iRhythm Technologies, Inc.	$100	$98	$341	$169	$135	$154
NASDAQ Composite	$100	$135	$194	$236	$158	$226
NASDAQ Biotechnology	$100	$124	$156	$155	$138	$144
S&P Healthcare Equipment Select Industry	$100	$123	$163	$169	$130	$122
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
Each Zio System combines an FDA-cleared and CE-marked, wire-free, patch-based,14-day wearable biosensor that continuously records ECG data with a proprietary, FDA-cleared, CE-marked cloud-based data analytic software to help physicians monitor patients and diagnose arrhythmias. Since receiving FDA clearance, we have provided the Zio Services to over six million patients and have collected over 1.8 billion hours of curated heartbeat data.
Since first receiving clearance from FDA for our technology in 2009, we have supported physician and patient use of our technology and provided ambulatory cardiac monitoring services from our Medicare-enrolled IDTFs and with our qualified technicians. We have provided our Zio Services using our Zio Systems.
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

The following are Zio Services shown as a percentage of revenue:

	Year Ended December 31,
	2023	2022	2021
Contracted third-party payors	54%	55%	60%
Centers for Medicare and Medicaid	25%	25%	14%
Healthcare institutions	14%	14%	18%
Non-contracted third party payors	7%	6%	8%
Key Business Metric
Non-GAAP Financial Measure
Adjusted EBITDA is a key measure we use to assess our financial performance and it is also used for internal planning and forecasting purposes. We believe Adjusted EBITDA is helpful to investors, analysts, and other interested parties because it can assist in providing a more consistent and comparable overview of our operational performance across our historical financial periods. In addition, this measure is frequently used by analysts, investors, and other interested parties to evaluate and assess performance.
We define Adjusted EBITDA for a particular period as net loss before income tax provision, depreciation and amortization, interest expense, and interest income and as further adjusted for stock-based compensation expense, impairment and restructuring charges, and business transformation costs. Business transformation costs include professional services and employee termination costs to augment and restructure the organization, inclusive of both outsourced and offshore resources.
Adjusted EBITDA is a non-GAAP financial measure and is presented for supplemental informational purposes only and should not be considered as an alternative or substitute to financial information presented in accordance with GAAP. This measure has certain limitations in that it does not include the impact of certain expenses that are reflected in our consolidated statements of operations that are necessary to run our business. We may identify additional charges and gains to exclude from Adjusted EBITDA that are significant in nature which may impact period to period comparability and do not represent the ongoing results of the business. Other companies, including other companies in our industry, may not use this measure or may calculate this measure differently, limiting its usefulness as a comparative measure.
The following table presents a reconciliation of Net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net loss	$(123,406)	$(116,155)	$(101,361)
Interest expense	3,650	4,138	1,169
Interest income	(6,353)	(2,350)	(249)
Income tax provision	750	269	367
Depreciation and amortization	16,348	13,405	9,842
Stock-based compensation	77,204	57,740	54,527
Impairment and restructuring charges	11,078	26,608	—
Business transformation costs	15,866	5,082	—
Adjusted EBITDA	$(4,863)	$(11,263)	$(35,705)

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
The current macroeconomic environment is impacting our customers, both financially and operationally. Hospitals are experiencing staffing shortages and supply chain issues that could affect their ability to provide patient care. Additionally, hospitals are facing significant financial pressure as supply chain constraints and inflation drive up operating costs, rising interest rates make access to credit more expensive, unrealized losses decrease available cash reserves, and fiscal stimulus programs enacted during the COVID-19 pandemic continue to wind down. As a consequence of the financial pressures and decreased profitability, some hospitals have indicated that they are lowering their capital investment plans and tightening their operational budgets.
We have adapted our Zio Services to meet the immediate needs of physicians, customers, and patients and significantly increased the utilization of our home enrollment service, which allows patients to receive and wear the single-use Zio patch without going to a healthcare facility.
Our hybrid work arrangements and decision to pursue a sublease for our leased San Francisco headquarters resulted in an impairment of our right-of-use (“ROU”) asset and related leasehold improvements and furniture and fixtures during the year ended December 31, 2022. In the fourth quarter of 2023, we recorded an additional impairment of our ROU asset and related leasehold improvements and furniture and fixtures on our leased San Francisco headquarters, due to a continued soft real estate rental market within the city proper San Francisco, California. As we continue to evaluate our global real estate footprint, we may incur additional impairment charges related to real property lease agreements.
Revenue
The majority of our revenue is derived from provision of our Zio Services to customers in the United States. We earn revenue from the provision of our Zio Services primarily from contracted third-party payors, CMS, and healthcare institutions. A small percentage of our revenue is from non-contracted third-party payors.
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
We typically experience reduced revenue during the third quarter, as well as during the year-end holiday season. We believe this is the result of physicians and patients taking vacations and patients electing to delay our monitoring services during the summer months or holidays. Revenue may be impacted by the outcome of adjudications with contracted and non- contracted payors, as well as changes in CMS reimbursement rates like we experienced with final, lower rates being established for our Zio Services as of January 1, 2024. Clinical capacity limitations may also restrict our ability to complete the performance obligations to achieve revenue recognition.
Cost of Revenue
Cost of revenue includes direct labor, material costs, equipment and infrastructure expenses, amortization of internal-use software, allocated overhead, and shipping and handling. Direct labor includes payroll-related costs including stock-based compensation involved in manufacturing, clinical data curation, and customer service. Material costs include both the disposable materials costs of the Zio patches and amortization of the re-usable printed circuit board assemblies ("PCBAs"). Each Zio XT patch and Zio Monitor patch includes a PCBA, and each Zio AT patch includes a PCBA and gateway board, the cost of which is amortized over the anticipated number of uses of the board. We expect cost of revenue to increase in absolute dollars as our revenue increases due to increased direct labor, direct materials, and variable spending, as well as amortization of internal-use software, partially offset by economies of scale in relation to fixed costs such as overhead and facilities costs.

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
Research and Development Expenses
We expense research and development costs as they are incurred. Research and development expenses include payroll-related costs, including stock-based compensation, consulting services, clinical studies, laboratory supplies, and allocated facility overhead costs. In addition, we expense milestone payments, when probable, for the Development Agreement with Verily. We expect our research and development costs to increase in absolute dollars as we hire additional personnel to develop new product and service offerings, product enhancements, and clinical evidence.
Selling, General and Administrative Expenses
Our sales and marketing expenses consist of payroll-related costs, including stock-based compensation, sales commissions, travel expenses, consulting, public relations costs, direct marketing, tradeshow and promotional expenses, and allocated facility overhead costs.
Our general and administrative expenses consist primarily of payroll-related costs for executive, finance, legal, and administrative personnel, including stock-based compensation. Other significant expenses include professional fees for legal and accounting services, consulting fees, recruiting fees, bad debt expense, third-party patient claims processing fees, and travel expenses. In addition, we incurred business transformation costs to scale our organization during 2022 and 2023, which are intended to achieve operational efficiencies in our administrative expenses over the long-term.
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

Results of Operations
Comparison of the Years Ended December 31, 2022, and 2021
For discussion related to the results of operations and changes in financial condition for fiscal 2022 compared to fiscal 2021 refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2022 Annual Report on Form 10-K, which was filed with the SEC on February 23, 2023.
Comparison of the Years Ended December 31, 2023, and 2022

	Year Ended December 31,
	2023	% Revenue	2022	% Revenue	$ Change	% Change
	(dollars in thousands, except percentages)
Revenue	$492,681	100%	$410,921	100%	$81,760	20%
Cost of revenue	160,875	33%	129,289	31%	31,586	24%
Gross profit	331,806	67%	281,632	69%	50,174	18%
Operating expenses:
Research and development	60,244	12%	46,610	11%	13,634	29%
Selling, general and administrative	385,645	78%	322,198	78%	63,447	20%
Impairment and restructuring charges	11,078	2%	26,608	6%	(15,530)	(58)%
Total operating expenses	456,967	92%	395,416	95%	61,551	16%
Loss from operations	(125,161)	(25)%	(113,784)	(28)%	(11,377)	10%
Interest expense	(3,650)	(1)%	(4,138)	(1)%	488	(12)%
Interest and other income, net	6,155	1%	2,036	1%	4,119	202%
Loss before income taxes	(122,656)	(25)%	(115,886)	(28)%	(6,770)	6%
Income tax provision	750	—%	269	—%	481	179%
Net loss	$(123,406)	(25)%	$(116,155)	(28)%	$(7,251)	6%
Revenue
Revenue increased $81.8 million, or 20%, to $492.7 million during the year ended December 31, 2023, as compared to $410.9 million during the year ended December 31, 2022. The increase in revenue was primarily attributable to increases in the volume of Zio Services resulting from increased demand, partially offset by a slight decline in average selling price.
Cost of Revenue
Cost of revenue increased $31.6 million, or 24%, to $160.9 million during the year ended December 31, 2023, as compared to $129.3 million during the year ended December 31, 2022. The increase in cost of revenue was primarily due to increases in headcount-related costs associated with the increase in volume of Zio Services, as well as an increase of approximately $3.1 million for excess Zio XT PCBA components, and an increase of approximately $2.7 million in amortization of Zio XT PCBAs in conjunction with the commercial launch of Zio Monitor.
Research and Development Expenses
Research and development expenses increased $13.6 million, or 29%, to $60.2 million during the year ended December 31, 2023, as compared to $46.6 million during the year ended December 31, 2022. Our research and development expenses remained proportionately inline relative to revenue between 2023 and 2022. The increase in research and development expenses was primarily due to higher headcount-related costs (including stock-based compensation) and further development, enhancement, and functionality of our current and future product offerings.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $63.4 million, or 20%, to $385.6 million during the year ended December 31, 2023, as compared to $322.2 million during the year ended December 31, 2022. Our selling, general and administrative expenses remained proportionately inline relative to revenue between 2023 and 2022. The increase in selling, general and administrative expenses was primarily attributable to an increase in headcount-related costs (including stock-based compensation) to support growth in our operations, as well as for incremental headcount, including executive hires, to the organization. Additionally, business transformation costs within our selling, general and administrative expenses increased approximately $10.8 million primarily associated with global expansion to scale the organization. In 2023, we also experienced increases in legal and consulting costs to support regulatory and legal matters, as well as increases in software and hardware costs to support the growth in our infrastructure.
Impairment and Restructuring Charges
Impairment and restructuring expenses decreased $15.5 million, or 58%, to $11.1 million during the year ended December 31, 2023, as compared to $26.6 million during the year ended December 31, 2022. In the first quarter of 2022, our Board of Directors ("Board") approved a plan to reduce our leased space for our headquarters in San Francisco, California. We initiated an effort to pursue a sublease of one floor (approximately 50%) of our San Francisco, California facility. As a result, we recorded an impairment charge associated with our right of use ("ROU") leased asset and property and equipment of $23.2 million for the year ended December 31, 2022. Additionally, in the first quarter of 2022, our Board approved a restructuring plan, which resulted in severance and other employment related costs of $3.4 million for the year ended December 31, 2022. During the fourth quarter of 2023, we recorded an additional impairment of our ROU asset and related property and equipment for our headquarters in San Francisco, California, due to real estate rental market conditions within San Francisco, California, of $11.1 million for the year ended December 31, 2023.
Interest expense
Interest expense decreased by $0.5 million to $3.7 million during the year ended December 31, 2023, as compared to $4.1 million during the year ended December 31, 2022. During the year ended December 31, 2022, we incurred financing fees of $1.75 million associated with the second amendment to the SVB Loan Agreement (as defined below). Offsetting this reduction resulted in an increase in interest expense of $1.3 million due to higher interest rates period over period.
Interest and other income, net
Interest and other income, net increased by $4.1 million to $6.2 million for the year ended December 31, 2023, as compared to $2.0 million for the year ended December 31, 2022. The increase is primarily due to higher interest earned from our cash and cash equivalents and marketable securities during the year ended December 31, 2023.
Liquidity and Capital Expenditures
Overview
As of December 31, 2023, we had cash and cash equivalents of $36.2 million, marketable securities of $97.6 million, and accounts receivable of $61.5 million. In addition, we had $16.6 million available under a revolving credit line. We continuously review our liquidity and anticipated capital requirements in light of the significant uncertainty created by the current macroeconomic environment, including inflation, interest rate volatility, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, and potential instability in the global banking system. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. We believe that our current cash, cash equivalents, marketable securities balances, and term loans facility (discussed below), together with income to be derived from the sales of our Zio Services, will be sufficient to meet our liquidity requirements for at least the next 12 months.
Under the terms of the Development Agreement, we agreed to make milestone payments to Verily up to an aggregate of $12.75 million upon achievement of various development and regulatory milestones. We have achieved milestones tied to payments totaling $11.0 million through December 31, 2023, and anticipate making additional milestone payments of $1.75 million, subject to the achievement of specified milestones.

The following table summarizes our cash flows for the years indicated (in thousands):

	Year Ended December 31,
	2023	2022	$ Change
Net cash used in operating activities	$(50,101)	$(23,012)	$(27,089)
Net cash (used in) provided by investing activities	(1,209)	(52,434)	51,225
Net cash provided by (used in) financing activities	8,820	26,716	(17,896)
Operating Activities
During the year ended December 31, 2023, cash used in operating activities was $50.1 million, an increase of $27.1 million, as compared to $23.0 million during the year ended December 31, 2022. The increase was primarily attributable to the timing of collections and payments associated with our accounts receivable, inventory, prepaid expenses and other current assets, other assets, and operating leases. During 2023, we purchased additional PCBAs for use with Zio XT and in anticipation of the Zio Monitor commercial launch, resulting in a $20.4 million increase year over year and recorded within other assets on our consolidated balance sheets.
Investing Activities
During the year ended December 31, 2023, cash used in investing activities was $1.2 million, a decrease of $51.2 million as compared to cash used in investing activities of $52.4 million during the year ended December 31, 2022. The decrease was primarily attributable to a net increase in proceeds from marketable securities of $64.8 million, partially offset by increases in purchases of property and equipment of $10.6 million and the purchase of a strategic investment of $3.0 million.
Financing Activities
During the year ended December 31, 2023, cash provided by financing activities was $8.8 million, a decrease of $17.9 million, as compared to $26.7 million during the year ended December 31, 2022. The decrease was primarily attributed to net proceeds during the first half of 2022 of $13.6 million, associated with a $35.0 million term loan offset by a $21.4 million debt repayment. Additionally, there was a decrease of $4.4 million in proceeds from the issuance of common stock in connection with our employee equity incentive plan.
Bank Debt
In October 2018, we entered into the Third Amended and Restated Loan and Security Agreement (“SVB Loan Agreement”) with Silicon Valley Bank (“SVB”). Under the SVB Loan Agreement, we had borrowed $35.0 million and had made repayments through March 2022, at which time the outstanding balance was $18.5 million.
On March 28, 2022, we entered into a Second Amendment (the “2022 Amendment”) to our SVB Loan Agreement which provided for a term loans facility in the aggregate principal amount of up to $75.0 million (the “2022 Term Loans”), of which $35.0 million was borrowed at closing and a portion of the proceeds was used to pay in full the outstanding balance of $18.5 million under the SVB Loan Agreement. The remaining $40.0 million of 2022 Term Loans was available to be borrowed from time to time at our option, in increments of at least $10.0 million, through December 31, 2023. The 2022 Amendment also amended the terms of the revolving credit line under the SVB Loan Agreement, which provided for an aggregate principal amount of $25.0 million. As of December 31, 2023, no loans were outstanding under the revolving credit line and we had used $8.4 million in letters of credit.
As of March 27, 2023, in connection with the closure of SVB by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation, First-Citizens Bank & Trust Company assumed all of SVB’s deposits and loans. We continue to have access to the revolving credit line and letters of credit available pursuant to the SVB Loan Agreement and we were in compliance with our loan covenants as of December 31, 2023.
On January 3, 2024, we entered into a Credit, Security and Guaranty Agreement (the “Braidwell Credit Agreement”) with Braidwell Transaction Holdings LLC – Series 5 (“Braidwell”). In conjunction with the transaction, we repaid and terminated the 2022 Term Loans and the revolving credit line. As of the date of this filing, we continue to hold $8.4 million in letters of credit with SVB, securing them with cash on deposit.

Braidwell Debt
On January 3, 2024, we entered into the Braidwell Credit Agreement with Braidwell, which provides for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $150.0 million (the “Braidwell Term Loan Facility”). An initial tranche of $75.0 million (“Initial Loan”) was funded on the Closing Date. An additional tranche of $75.0 million will be accessible through the one year anniversary of the Closing Date, so long as we satisfy certain customary conditions. The Braidwell Term Loan Facility has a maturity date of January 3, 2029 and provides, at our election, for payment of a portion of interest in kind during the term of the loan with principal and accrued interest due at the Maturity Date. Upon repayment of the Term Loans (whether at the Maturity Date or upon earlier prepayment), we are required to pay an exit fee equal to 2.75% of the principal amount being repaid. The Braidwell Term Loan Facility will accrue interest at an annual rate equal to the sum of (a) the Secured Overnight Financing Rate (“SOFR”) and (b)(i) an applicable margin of 6.50% if paid in cash, or (ii) an applicable margin of 6.95%, if, at our election, if a portion of interest is paid in kind. Accrued interest on the Braidwell Term Loan Facility is payable quarterly in arrears. We are also required to pay fees on any prepayment of the Braidwell Term Loan Facility, ranging from zero to 2.0% depending on the date of prepayment.
Our net proceeds from the Initial Loan were approximately $35 million, after deducting estimated debt issuance costs, fees and expenses, and repayment of our existing term loan from Silicon Valley Bank. For additional information, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2024.
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
•Stock-based compensation; and
•Lease impairment.
Revenue Recognition
We have developed a proprietary system that combines an FDA-cleared and CE-marked wire-free, patch-based, 14-day wearable biosensor that continuously records ECG data, with a proprietary cloud-based data analytic platform to help physicians monitor patients and diagnose arrhythmias. In addition, we have received CE-mark and UKCA certification for Zio XT System and ZEUS algorithm. We currently offer three Zio System options—the Zio Monitor System, the Zio XT System, and the Zio AT System.
The Zio Monitor System is a prescription-only, remote ECG monitoring system that consists of the Zio Monitor patch that records the electric signal from the heart continuously for up to 14 days and the ZEUS System, which supports the capture and analysis of ECG data recorded by the Zio Monitor patch at the end of the wear period, including specific arrhythmia events detected by the ZEUS algorithm. The final step in the Zio Services is the delivery of an electronic Zio report to the prescribing physician with a summary of findings. Our Zio Monitor services are generally billable when the Zio report is issued to the physician.

The Zio XT System is the previous generation of the Zio Monitor System and is a prescription-only, remote ECG monitoring system that consists of the Zio XT patch that records the electric signal from the heart continuously for up to 14 days and the ZEUS System, which supports the capture and analysis of ECG data recorded by the Zio XT patch at the end of the wear period, including specific arrhythmia events detected by the ZEUS algorithm. Our Zio XT services are generally billable when the Zio report is issued to the physician.
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
We recognize as revenue the amount of consideration to which we expect to be entitled in exchange for performing our service. The consideration we are entitled to varies by payor portfolio, as further described below, and includes estimates that require significant judgment by management. A unique aspect of healthcare is the involvement of multiple parties to the service transaction. In addition to the patient, often a third-party payor, for example a commercial or governmental payor or healthcare institution will pay us for some or all of the service on the patient’s behalf. Separate contractual arrangements exist between us and third-party payors that establish amounts the third-party payor will pay on behalf of a patient for covered services rendered.
A small portion of our transactions are covered by third-party payors with whom there is neither a contractual agreement nor an established amount that the third-party payor will pay. In determining the collectability and transaction price for our service, we consider factors such as insurance claims which are adjudicated as allowable under the applicable policy and payment history from both payors and patient out-of-pocket costs, payor coverage, whether there is a contract between the payor or healthcare institution and us, historical amount received for the service, and any current developments or changes that could impact reimbursement and healthcare institution payments. Certain of these factors are forms of variable consideration which are only included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
A summary of the payment arrangements with third-party payors and healthcare institutions is as follows:
•Contracted third-party payors – We have contracts with negotiated prices for services provided to patients with commercial healthcare insurance coverage.
•CMS - We have received IDTF approval from regional Medicare Administrative Contractors and will receive reimbursement per the relevant CPT code rates for the services rendered to the patient covered by CMS.
•Healthcare institutions – Healthcare institutions are typically hospitals or physician practices in which we have negotiated amounts for our monitoring services, including certain governmental agencies such as the Veterans Administration and U.S. Department of Defense.
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
We are utilizing the portfolio approach practical expedient under Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers, whereby services provided under each of the above payor types form a separate portfolio. We account for the contracts within each portfolio as a collective group, rather than individual contracts. Based on history with these portfolios and the similar nature and characteristics of the patients within each portfolio, we have concluded that the financial statement effects are not materially different than if accounting for revenue on a contract-by-contract basis.
For contracted and CMS portfolios, we recognize revenue, net of contractual allowances, and recognize an allowance for doubtful accounts for uncollectible patient accounts receivable. The transaction price is determined based on negotiated rates, and our historical experience of collecting substantially all of these contracted rates. These contracts also impose a number of obligations regarding billing and other matters, and our noncompliance with a material term of such contracts may result in a denial of the claim. We account for denied claims as a form of variable consideration that is included as a reduction to the transaction price recognized as revenue.

We make estimates around the amount of denied claims within a reporting period, a process that requires management judgment. The estimated denied claims are based on historical information, and judgement includes the historical period utilized. We monitor the estimated denied claims against the latest available information, and subsequent changes to the estimated denied claims are recorded as an adjustment to revenue in the periods during which such changes occur. Delays in claims submissions could lead to an increase in denials if we miss the payors’ filing deadlines, which could result in a reduction in our receipt of payments. Historical cash collection indicates that it is probable that substantially all of the transaction price, less the estimate of denied claims, will be received. Contracted payors may require that we bill patient co-payments and deductibles and from time to time we may not be able to collect such amounts due to credit risk. We provide for estimates of uncollectible patient accounts receivable, based upon historical experience where judgment includes the historical period utilized, at the time revenue is recognized, with such provisions presented as bad debt expense within the selling, general and administrative line item of the consolidated statements of operations. Adjustments to these estimates for actual experience are also recorded as an adjustment to bad debt expense.
For healthcare institutions, the transaction price is determined based on negotiated rates, and we have historical experience collecting substantially all of these contracted rates. Historical cash collections indicate that it is probable that substantially all of the transaction price will be received. As such, we are not providing an implicit price concession but, rather, has chosen to accept the risk of default, and any subsequent uncollected amounts are recorded as bad debt expense to selling, general and administrative expense in the consolidated statements of operations.
For non-contracted portfolios, we provide an implicit price concession due to the lack of a contracted rate with the underlying payor. As a result, we estimate the transaction price based on historical cash collections utilizing the expected value method. All subsequent changes to the transaction price are recorded as adjustments to revenue.
Accounts Receivable, Allowance for Doubtful Accounts, and Contractual Allowances
Accounts receivable include amounts due to us from healthcare institutions, third-party payors, and government payors and our related patients as a result of our normal business activities. Accounts receivable is reported on the consolidated balance sheets net of an estimated allowance for doubtful accounts and contractual allowances.
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
PCBA Valuation
We reuse PCBAs in each wearable Zio Monitor patch, Zio XT patch, and Zio AT patch, as well as the wireless gateway used in conjunction with the Zio AT patch. As PCBAs are used in a wearable Zio Monitor patch, Zio XT patch, or Zio AT patch, a portion of the cost of the PCBA is recorded as a cost of revenue. The PCBAs are charged over a period beyond one year. We base our length of time estimates for charging a portion of the PCBAs cost by evaluating how many times a PCBA can be used in testing in research and development, device loss rates, product obsolescence, and the amount of time it takes the device to go through the manufacturing, shipping, customer shelf, and patient wear time and upload process. We periodically evaluate and update these estimates. PCBAs are included in Other Assets in our consolidated balance sheets.
Stock-Based Compensation
We measure the estimated fair values of our restricted stock units (“RSUs”) based on the closing price of our stock on the grant date. For performance-based restricted stock units (“PRSUs”), we estimate the fair value based on the closing price of our stock on the grant date and, if the award includes a market condition, a Monte Carlo simulation model. In addition, for PRSUs, we apply a probability assessment to determine the probable achievement of the performance-based metrics.

Stock-based compensation expense is recognized over the requisite service period using the straight-line method and is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As such, our stock-based compensation is reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For restricted stock, the compensation cost for these awards is based on the closing price of our common stock on the date of grant, and is recognized as compensation expense on a straight-line basis over the requisite service period.
We recognize compensation expense related to our 2016 Employee Stock Purchase Plan (“ESPP”) based on the fair value at each enrollment date of the offering period using the Black-Scholes-Merton option-pricing model value. The stock-based compensation is reduced by the estimated forfeiture and is expensed on a straight-line basis over the offering period.
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
•Purchase commitments - From time to time in the ordinary course of business, we enter into a variety of purchase arrangements including but not limited to, purchase arrangements related to components used in manufacturing our products. See Note 8, Commitments and Contingencies, to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for more information.
•Operating leases - We lease our facilities under non-cancelable operating leases. See Note 8, Commitments and Contingencies, to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for more information.
•Debt interest and principal payments - On March 28, 2022, we entered into the 2022 Amendment to our SVB Loan Agreement which provided for a term loans facility in the aggregate principal amount of up to $75.0 million, of which $35.0 million was borrowed at closing. On January 3, 2024, we repaid our outstanding indebtedness with SVB, and entered into the Braidwell Term Loan Facility. The Braidwell Term Loan Facility provides for an aggregate principal borrowing amount of up to $150.0 million, of which $75.0 million was borrowed at closing. See Note 9, Debt, and Note 16, Subsequent Events to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for more information.
Recent Accounting Guidance
For a description of recently issued accounting guidance that is applicable to our financial statements, see Note 2, Significant Accounting Policies, to the Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.

Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities of $133.8 million and $213.1 million as of December 31, 2023 and 2022, respectively; which consisted of bank deposits, money market funds and U.S. government securities. Such interest-earning instruments carry a degree of interest rate risk.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates would have had a $0.6 million and an $0.5 million impact to interest income for the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023 and 2022, we had total outstanding debt of $35.0 million and $34.9 million, respectively, net of debt issuance costs. The SVB Loan Agreement carried a variable interest rate based on the “Prime Rate” published by The Wall Street Journal. A hypothetical 10% change in interest rates during each of the years ended December 31, 2023 and 2022 would have resulted in an immaterial impact on our Consolidated Financial Statements.
Foreign Currency Exchange Rate Sensitivity
We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in British Pound Sterling and in Philippine Pesos. As of December 31, 2023 and 2022, we do not consider this risk to be material. We do not utilize any forward foreign exchange contracts, although we may choose to do so in the future. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, sales, or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
IRHYTHM TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of iRhythm Technologies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of iRhythm Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Contractual Allowance – Contracted Third-Party Payors
As described in Note 2 to the consolidated financial statements, a large portion of the Company’s transactions are covered by third-party payors with whom there is a contractual agreement or established amount the third-party payor will pay (contracted third-party payors). These contracts impose a number of obligations regarding billing and other matters, and the Company’s noncompliance with a material term of such contracts may result in a denial of the claim. The Company recognizes revenue from contracted third-party payors, net of contractual allowances. As of December 31, 2023, the Company’s contractual allowance balance was $53 million, a significant portion of which relates to revenue from services provided to patients where contracted third-party payors pay for the service on the patient's behalf. As disclosed by management, management accounts for denied claims as a form of variable consideration that is included as a reduction to the transaction price and records as an adjustment to revenue as a contractual allowance. The contractual allowance requires judgment by management and is based on historical collections, review of specific outstanding claims and consideration of relevant qualitative factors.
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
February 22, 2024
We have served as the Company’s auditor since 2009.

IRHYTHM TECHNOLOGIES, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$36,173	$78,832
Marketable securities	97,591	134,312
Accounts receivable, net	61,484	49,918
Inventory	13,973	15,155
Prepaid expenses and other current assets	21,591	10,555
Total current assets	230,812	288,772
Property and equipment, net	104,114	75,670
Operating lease right-of-use assets	49,317	60,666
Goodwill	862	862
Other assets	48,039	22,252
Total assets	$433,144	$448,222
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,543	$7,517
Accrued liabilities	83,362	65,497
Deferred revenue	3,306	3,051
Operating lease liabilities, current portion	15,159	13,031
Total current liabilities	107,370	89,096
Debt, noncurrent portion	34,950	34,935
Other noncurrent liabilities	1,012	1,307
Operating lease liabilities, noncurrent portion	79,715	83,072
Total liabilities	223,047	208,410
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000 shares authorized; none issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.001 par value – 100,000 shares authorized; 30,954 and 30,193 shares issued and outstanding at December 31, 2023 and 2022, respectively	31	28
Additional paid-in capital	855,784	762,380
Accumulated other comprehensive loss	(112)	(396)
Accumulated deficit	(645,606)	(522,200)
Total stockholders’ equity	210,097	239,812
Total liabilities and stockholders’ equity	$433,144	$448,222
The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue, net	$492,681	$410,921	$322,825
Cost of revenue	160,875	129,289	109,258
Gross profit	331,806	281,632	213,567
Operating expenses:
Research and development	60,244	46,610	38,671
Selling, general and administrative	385,645	322,198	274,839
Impairment and restructuring charges	11,078	26,608	—
Total operating expenses	456,967	395,416	313,510
Loss from operations	(125,161)	(113,784)	(99,943)
Interest expense	(3,650)	(4,138)	(1,169)
Interest and other income, net	6,155	2,036	118
Loss before income taxes	(122,656)	(115,886)	(100,994)
Income tax provision	750	269	367
Net loss	$(123,406)	$(116,155)	$(101,361)
Net loss per common share, basic and diluted	$(4.04)	$(3.88)	$(3.46)
Weighted-average shares, basic and diluted	30,528	29,916	29,331
The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(123,406)	$(116,155)	$(101,361)
Other comprehensive income (loss):
Net change in unrealized gains (losses) from marketable securities	453	(335)	(72)
Cumulative translation adjustment	(169)	—	—
Comprehensive loss	$(123,122)	$(116,490)	$(101,433)
The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2020	29,019	27	646,258	(304,684)	11	341,612
Issuance of common stock in connection with employee equity incentive plans, net	475	—	8,943	—	—	8,943
Tax withholding upon vesting of restricted stock awards	—	—	(25,853)	—	—	(25,853)
Stock-based compensation	—	—	56,246	—	—	56,246
Net loss	—	—	—	(101,361)	—	(101,361)
Net change in unrealized loss on marketable securities	—	—	—	—	(72)	(72)
Balances at December 31, 2021	29,494	27	685,594	(406,045)	(61)	279,515
Issuance of common stock in connection with employee equity incentive plans, net	699	1	13,182	—	—	13,183
Stock-based compensation	—	—	63,604	—	—	63,604
Net loss	—	—	—	(116,155)	—	(116,155)
Net change in unrealized loss on marketable securities	—	—	—	—	(335)	(335)
Balances at December 31, 2022	30,193	28	762,380	(522,200)	(396)	239,812
Issuance of common stock in connection with employee equity incentive plans, net	761	3	8,817	—	—	8,820
Stock-based compensation	—	—	84,587	—	—	84,587
Net loss	—	—	—	(123,406)	—	(123,406)
Net change in unrealized gain on marketable securities	—	—	—	—	453	453
Cumulative translation adjustment	—	—	—	—	(169)	(169)
Balances at December 31, 2023	30,954	31	855,784	(645,606)	(112)	210,097
The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(123,406)	$(116,155)	$(101,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,348	13,405	9,842
Stock-based compensation	77,204	57,740	54,527
Amortization of premium and accretion of discounts, net	(5,040)	(474)	1,641
Provision for doubtful accounts and contractual allowances	69,628	58,349	37,074
Amortization of operating lease right-of-use assets	5,796	6,204	6,752
Impairment charges	11,078	23,164	—
Other	337	264	—
Changes in operating assets and liabilities:
Accounts receivable	(81,193)	(61,837)	(53,572)
Inventory	979	(5,108)	(4,960)
Prepaid expenses and other current assets	(11,036)	(862)	(2,329)
Other assets	(22,787)	(6,200)	(1,831)
Accounts payable	(1,973)	(2,993)	6,135
Accrued liabilities	19,298	14,473	7,946
Deferred revenue	255	2	2,119
Operating lease liabilities	(5,589)	(2,984)	264
Net cash used in operating activities	(50,101)	(23,012)	(37,753)
Cash flows from investing activities
Purchases of property and equipment	(40,424)	(29,830)	(28,067)
Purchases of marketable securities	(164,285)	(188,569)	(122,184)
Sales of marketable securities	—	34,965	—
Maturities of marketable securities	206,500	131,000	255,515
Purchase of strategic investment	(3,000)	—	—
Net cash (used in) provided by investing activities	(1,209)	(52,434)	105,264
Cash flows from financing activities
Payment of loans	—	(21,389)	(11,667)
Proceeds from term loans	—	35,000	—
Proceeds from issuance of common stock in connection with employee equity incentive plans	8,820	13,182	8,943
Tax withholding upon vesting of restricted stock awards	—	—	(25,853)
Payment of issuance costs for long-term debt	—	(77)	—
Net cash provided by (used in) financing activities	8,820	26,716	(28,577)
Effect of exchange rate changes	(169)	—	—
Net (decrease) increase in cash and cash equivalents	(42,659)	(48,730)	38,934
Cash and cash equivalents, beginning of year	78,832	127,562	88,628
Cash and cash equivalents, end of year	$36,173	$78,832	$127,562
Supplemental disclosures of cash flow information:
Interest paid	$2,960	$3,317	$1,194
Cash taxes paid	$1,130	$287	$—
Cash received from tenant improvement allowances	$1,603	$3,279	$3,263
Non-cash investing and financing activities:
Property and equipment costs included in accounts payable and accrued liabilities	$1,888	$160	$9
Right-of-use assets obtained in exchange for operating lease liabilities	$4,403	$7,686	$6,625
Capitalized stock-based compensation in property and equipment	$7,383	$5,863	$3,593
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
The Company is headquartered in San Francisco, California, which also serves as a clinical center. The Company has additional clinical centers in Deerfield, Illinois and Houston, Texas and a manufacturing facility in Cypress, California. The Company formed wholly owned subsidiaries in the UK in March 2016, in Singapore in June 2021, in Japan in June 2022, and in the Philippines in February 2023.
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
Risks and Uncertainties
Macroeconomic Factors and Supply Chain Constraints
The Company’s operations and performance may vary based on worldwide economic and political conditions, which have been adversely impacted by continued global economic uncertainty, political instability, and military hostilities in multiple geographies including ongoing geopolitical conflicts, such as the war in Ukraine and conflict in the Middle East, domestic and global inflationary trends, interest rate volatility, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, potential instability in the global banking system, global supply shortages, and a tightening labor market. A severe or prolonged economic downturn or period of global political instability could drive hospitals and other healthcare professionals to tighten budgets and curtail spending, which could in turn negatively impact rates at which physicians prescribe the Company’s Zio Services. In addition, higher unemployment rates or reductions in employer-provided benefits plans could result in fewer commercially insured patients, resulting in a reduction in the Company’s margins and impairing the ability of uninsured patients to make timely payments. A weak or declining economy could also strain the Company’s suppliers, possibly resulting in supply delays and disruptions. There is also a risk that one or more of the Company’s current service providers, suppliers, or other partners may not survive such difficult economic times, which could directly affect the Company’s ability to attain its goals on schedule and on budget. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. The Company cannot predict the timing, strength, or duration of an economic downturn, instability, or recovery, whether worldwide, in the United States, or within its industry.
The Company’s hybrid work arrangements and decision to pursue a sublease for its leased San Francisco headquarters resulted in an impairment of its right-of-use (“ROU”) asset and related leasehold improvements and furniture and fixtures during the year ended December 31, 2022. In the fourth quarter of 2023, the Company recorded an additional impairment of its ROU asset and related leasehold improvements and furniture and fixtures related to its leased San Francisco headquarters, due to a continued soft real estate rental market within the city proper San Francisco, California. As the Company continues to evaluate its global real estate footprint, the Company may incur additional impairment charges related to real property lease agreements.

The Company is continuously reviewing its liquidity and anticipated capital requirements. The Company believes it has adequate liquidity over the next 12 months to operate its business and to meet its cash requirements. As of December 31, 2023, the Company is in compliance with its debt covenants.
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
CMS updates the reimbursement rates for diagnostic tests performed by IDTFs annually via the Medicare Physician Fee Schedule, and effective January 1, 2023, CMS established national payment rates for the CPT codes the Company uses to report the long-term Holter monitoring services it performs with its Zio XT System: CPT codes 93247 (for wear-time of greater than 7 days and up to 15 days) and 93243 (for wear-time of greater than 48 hours and up to 7 days). Based on the relative value units CMS assigned to CPT codes 93247 and 93243, the national reimbursement rates for these services in 2023 are $243.65 and $231.79, respectively, and range from $247.59 to $334.46 and $235.54 to $318.17 for the Company’s Medicare-enrolled IDTF locations in Deerfield, Illinois, Houston, Texas, and San Francisco, California, when considering the geographic practice cost index for these locations. On average, the 2024 national payment rates are approximately 5% lower than 2023 rates for services, when excluding impacts for the geographic practice cost index for the Company’s IDTF locations as noted above. Because remote cardiac monitoring technology, including the Zio System, is rapidly evolving, there is a continuing risk that relative value units assigned, and reimbursement rates set, by CMS may not adequately reflect the value and expense of this technology and associated monitoring services, and CMS may reduce these rates in the future, which would adversely affect the Company’s financial results.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the years presented. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contractual allowances, allowance for doubtful accounts, the useful lives of property and equipment, the recoverability of long-lived assets including the estimated usage of the printed circuit board assemblies (“PCBAs”), the incremental borrowing rate for operating leases, accounting for income taxes, impairment of ROU assets, and various inputs used in estimating stock-based compensation. Actual results may differ from those estimates.
For further details on estimates used to calculate the impairment on ROU assets, see Note 7, Restructuring and Impairment Charges, included in the notes to the consolidated financial statements.
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
Fair Value of Financial Instruments
The carrying amounts of certain of the Company’s financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities, and debt, approximate fair value due to their short maturities.
Cash Equivalents
Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of purchase.

Marketable Securities
The Company's marketable securities consist primarily of commercial paper, corporate bonds, U.S. agency obligations and U.S. treasury securities. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The Company's policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. The Company classifies investments as available-for-sale at the time of purchase and re-evaluates such classification as of each balance sheet date. Available-for-sale debt securities with an amortized cost basis in excess of the estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses on available-for-debt securities are recognized as a charge in other income (expense), net on the Company's consolidated statements of operations and any remaining unrealized gains or losses, net of taxes, are included in accumulated other comprehensive loss in accumulated deficit on the consolidated balance sheets. There were no impairment charges for any unrealized losses during the years ended December 31, 2023, 2022, and 2021.
Accounts Receivable, Allowance for Doubtful Accounts, and Contractual Allowances
Accounts receivable includes amounts due to the Company from healthcare institutions, third-party payors, and government payors and their related patients, as a result of the Company's normal business activities. Accounts receivable is reported on the consolidated balance sheets net of an estimated allowance for doubtful accounts and contractual allowances.
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
The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of year	$18,475	$14,012	$12,711
Provision for doubtful accounts	17,105	17,191	9,615
Write-offs, net of recoveries and other adjustments	(15,291)	(12,728)	(8,314)
Balance, end of year	$20,289	$18,475	$14,012
The following table presents the changes in the contractual allowance (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of year	$41,389	$31,274	$21,281
Add: provision for contractual adjustments	52,523	41,158	27,459
Less: contractual adjustments	(41,223)	(31,043)	(17,466)
Balance, end of year	$52,689	$41,389	$31,274

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
Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. The Company records an allowance for doubtful accounts based on the assessment of the collectability of customer accounts, considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. CMS accounted for approximately 25%, 25% and 14% of the Company’s revenue for the years ended December 31, 2023, 2022, and 2021, respectively. CMS accounted for 25% and 22% of accounts receivable as of December 31, 2023, and 2022, respectively.
Inflationary Risk
The Company continuously monitors the effects of inflationary factors, such as increases in cost of goods sold and selling and operating expenses, which may adversely affect its results of operations. Specifically, the Company may experience inflationary pressure affecting freight costs, the cost of the components for the Company’s Zio Services, overhead costs relating to maintenance of the Company’s facilities, and in the wages paid to its employees due to challenging labor market conditions. Competitive and regulatory conditions may restrict the Company’s ability to fully recover these costs through price increases. As a result, it may be difficult to fully offset the impact of persistent inflation. The Company’s inability or failure to do so could have a material adverse effect on its business, financial condition, and results of operations or cause the Company to need to obtain additional capital earlier than anticipated in the future.
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
Inventory
Inventory owned by the Company is valued at cost, on the first in, first out (“FIFO”) basis, or the lower of cost or net realizable value. The Company records write-downs of inventory that is obsolete or in excess of anticipated demand. The Company also records market value-based write-downs in consideration of product lifecycle stage, technology trends, product development plans, and assumptions about future demand and market conditions. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. Inventory write-downs are charged to cost of revenue and establish a new cost basis for the inventory.
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

Capitalized internal-use software is amortized, and recognized as cost of revenue or selling, general and administrative expenses, on a straight-line basis over the estimated useful life of three years.
PCBAs
The Company reuses PCBAs in each wearable Zio Monitor patch, Zio XT patch, and Zio AT patch, as well as the wireless gateway used in conjunction with the Zio AT patch. As PCBAs are used in a wearable Zio Monitor patch, Zio XT patch, or Zio AT patch, a portion of the cost of the PCBA is recorded as a cost of revenue. The PCBAs are charged over a period beyond one year. The Company bases the length of time estimates for charging a portion of the PCBAs cost by evaluating how many times a PCBA can be used in testing in research and development, device loss rates, product obsolescence, and the amount of time it takes the device to go through the manufacturing, shipping, customer shelf, and patient wear time and upload process. The Company periodically evaluates and updates these estimates. PCBAs are included in Other Assets in the Company’s consolidated balance sheets.
Implementation Costs in Cloud-Computing Arrangements
The Company capitalizes qualified implementation costs incurred in a hosting arrangement that is a service contract for which it is the customer in accordance with the requirements for cloud computing arrangements ("CCA") to the extent it is incurred in the course of developing internal-use software. These capitalized implementation costs are generally amortized over the fixed, non-cancellable term of the associated hosting arrangement on a straight-line basis are recorded in prepaid expenses and other current assets or in other noncurrent assets. The Company amortizes capitalized implementation costs in a CCA on a straight-line basis over the terms of the associated hosting arrangement. The Company recorded an immaterial amount of amortization expense during the years ended December 31, 2023, 2022, and 2021.
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill amounts are not amortized, but rather tested for impairment at least annually, and more frequently when changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that it operates its business as one reporting unit and the Company completes its annual impairment test in the fourth quarter. In the event that the Company determines that the fair value of the reporting unit is less than the reporting unit's carrying value, goodwill impairment charge will be incurred for the amount of the difference during the quarter in which the determination is made. The Company did not record any goodwill impairment charges in the years ended December 31, 2023, 2022, and 2021.
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
Any impairments to ROU assets, leasehold improvements, or other assets as a result of a sublease or other similar action are initially recognized when a decision to take such action is made and recorded as an operating expense. Similar to other long-lived assets, management tests ROU assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For ROU assets, such circumstances may include subleases that do not fully recover the costs of the associated leases or commitments to sublease a property. For the years ended December 31, 2023 and 2022, the Company recorded $11.1 million and $23.2 million, respectively, of long-lived asset impairment charges in the consolidated statement of operations. In addition, see Note 7, Restructuring and Impairment Charges, included in the notes to the consolidated financial statements.
Comprehensive Loss
Comprehensive loss represents all changes in stockholders’ equity during the year from non-owner sources. The Company’s unrealized gains and losses on marketable securities represent the only component of other comprehensive loss that are excluded from the reported net loss and that are presented in the consolidated statements of comprehensive loss.

Revenue Recognition
The Company has developed a proprietary system that combines an FDA-cleared and CE-marked wire-free, patch-based, 14-day wearable biosensor that continuously records ECG data, with a proprietary cloud-based data analytic platform to help physicians monitor patients and diagnose arrhythmias. In addition, the Company has received CE-mark and UKCA certification for Zio XT System and ZEUS algorithm. The Company currently offers three Zio System options—the Zio Monitor System, the Zio XT System, and the Zio AT System.
The Zio Monitor System is a prescription-only, remote ECG monitoring system that consists of the Zio Monitor patch that records the electric signal from the heart continuously for up to 14 days and the ZEUS algorithm, which supports the capture and analysis of ECG data recorded by the Zio Monitor patch at the end of the wear period, including specific arrhythmia events detected by the ZEUS System. The final step in the Zio Services is the delivery of an electronic Zio report to the prescribing physician with a summary of findings. The Company’s Zio Monitor services are generally billable when the Zio report is issued to the physician.
The Zio XT System is the previous generation of the Zio Monitor System and is a prescription-only, remote ECG monitoring system that consists of the Zio XT patch that records the electric signal from the heart continuously for up to 14 days and the ZEUS System, which supports the capture and analysis of ECG data recorded by the Zio XT patch at the end of the wear period, including specific arrhythmia events detected by the ZEUS algorithm. The Company’s Zio XT services are generally billable when the Zio report is issued to the physician.
The Zio AT System is a prescription-only, remote ECG monitoring system that similarly consists of the Zio AT patch that records the electric signal from the heart continuously for up to 14 days and the ZEUS System, but which also incorporates the Zio AT wireless gateway that provides connectivity between the Zio AT patch and the ZEUS System during the patient wear period. The wireless gateway, slightly larger than a smart phone, is provided to the patient at the time of Zio AT patch application and collects and transmits data from the Zio AT patch to the cloud via a long- term evolution protocol. The Zio AT service revenue is recognized under two performance obligations — the patient wear period and delivery of electronic Zio reports.
The Company recognizes as revenue the amount of consideration to which it expects to be entitled in exchange for performing the service. The consideration the Company is entitled to varies by payor portfolio, as further described below, and includes estimates that require significant judgment by management. A unique aspect of healthcare is the involvement of multiple parties to the service transaction. In addition to the patient, often a third-party payor, for example a commercial or governmental payor or healthcare institution, will pay the Company for some or all of the service on the patient’s behalf.
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
•Healthcare institutions – Healthcare institutions are typically hospitals or physician practices in which the Company has negotiated amounts for its monitoring services, including certain governmental agencies such as the Veterans Administration and U.S. Department of Defense.

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
Cost of Revenue
Cost of revenue includes direct labor, material costs, equipment and infrastructure expenses, amortization of internal use software, allocated overhead, and shipping and handling. Direct labor includes payroll-related costs including stock-based compensation involved in manufacturing, clinical data curation, and customer service. Material costs include both the disposable materials costs of the Zio patches and amortization of the re-usable PCBAs. Each Zio XT patch and Zio Monitor patch includes a PCBA, and each Zio AT patch includes a PCBA and gateway board. As PCBAs and gateway boards are used, a portion of the costs is charged to cost of revenue.
Research and Development
The Company’s research and development costs are expensed as incurred. Research and development costs include, but are not limited to personnel costs, laboratory supplies, consulting costs and overhead charges. In addition, the Company expenses milestone payments, when probable, for its development agreement with Verily as further discussed below.
Selling, General and Administrative Expenses
The Company's sales and marketing expenses consist of personnel costs, including stock-based compensation, and sales commissions. Other significant costs include travel expenses, consulting, public relations costs, direct marketing, tradeshow and promotional expenses and allocated facility overhead costs.
The Company incurred an immaterial amount of advertising expense during each of the years ended December 31, 2023, 2022, and 2021, which is included in selling, general and administrative expenses.
The Company’s general and administrative expenses consist primarily of personnel costs for executive, finance, legal, and administrative personnel, including stock-based compensation. Other significant expenses include professional fees for legal and accounting services, consulting fees, recruiting fees, bad debt expense, third-party patient claims processing fees, and travel expenses. In addition, the Company incurred transformation costs to scale its organization during the year and expects to incur additional transformation costs through mid-2024. Upon completion, the Company expects to achieve operational efficiencies in its administrative expenses.
Income Taxes
The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

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
Recent Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this ASU to determine its impact on the Company's consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. Two primary enhancements related to this ASU include disaggregating existing income tax disclosures relating to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on the Company's consolidated financial statements and related disclosures.

3. REVENUE
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing, and uncertainty of its revenue streams. Disaggregated revenue by payor type and major service line for the years ended December 31, 2023, 2022, and 2021 were as follows (in thousands, except percentages):

	Year Ended December 31,
	2023		2022		2021
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Contracted third-party payors	$267,195	54%	$223,984	55%	$193,871	60%
Centers for Medicare and Medicaid	122,414	25%	103,032	25%	44,529	14%
Healthcare institutions	71,001	14%	59,772	14%	57,496	18%
Non-contracted third-party payors	32,071	7%	24,133	6%	26,929	8%
Total	$492,681		$410,921		$322,825
Revenue generated from the United States comprised substantially all of the Company's revenue. No other country comprised 10% or greater of the Company's revenue during each of the years ended December 31, 2023, 2022, and 2021.
Contract Liabilities
ASC 606, Revenue from Contracts with Customers, requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).
Certain of the Company’s customers pay the Company directly for the Zio XT service upon shipment of devices. Such advance payments are contract liabilities and are recorded as revenue when Zio reports are delivered to the healthcare provider. During the years ended December 31, 2023 and 2022, $3.0 million related to the contract liability balance at the beginning of 2023 and 2022, was recognized as revenue. The advance payments liability was $3.3 million and $3.1 million as of December 31, 2023 and 2022, respectively.
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

4. CASH EQUIVALENTS AND MARKETABLE SECURITIES
The fair value of cash equivalents and marketable securities at December 31, 2023 and 2022, were as follows (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$12,594	$—	$—	$12,594
U.S. government securities	97,534	59	(2)	97,591
Total cash equivalents and marketable securities	$110,128	$59	$(2)	$110,185
Classified as:
Cash equivalents				$12,594
Marketable securities				97,591
Total cash equivalents and marketable securities				$110,185

	December 31, 2022
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$24,263	$—	$—	$24,263
U.S. government securities	134,709	12	(409)	134,312
Total cash equivalents and marketable securities	$158,972	$12	$(409)	$158,575
Classified as:
Cash equivalents				$24,263
Marketable securities				134,312
Total cash equivalents and marketable securities				$158,575
Unrealized gains (losses) during the years ended December 31, 2023, 2022, and 2021 were not material. As of December 31, 2023, the weighted average maturity for the Company's marketable securities were 80 days.
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
The Company's debt obligation is classified as Level 2 input. As of December 31, 2023 and 2022, the fair value of the Company’s outstanding interest-bearing obligation approximated the carrying value of $35.0 million and $34.9 million, respectively.
The Company holds a strategic investment that it does not measure at fair value on a recurring basis. The carrying value of this investment is $3.0 million as of December 31, 2023. The Company includes this investment in other assets in its consolidated balance sheets.
The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.
The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$12,594	$—	$—	$12,594
U.S. government securities	—	97,591	—	97,591
Total	$12,594	$97,591	$—	$110,185

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$24,263	$—	$—	$24,263
U.S. government securities	—	134,312	—	134,312
Total	$24,263	$134,312	$—	$158,575

6. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	December 31,
	2023	2022
Raw materials and work-in-progress	$6,299	$9,338
Finished goods	7,674	5,817
Total	$13,973	$15,155

Other Assets
Other assets consisted of the following (in thousands):

	December 31,
	2023	2022
PCBAs	$38,987	$18,599
Cloud computing arrangements	4,959	2,523
Strategic investment	3,000	—
Other	1,093	1,130
Total	$48,039	$22,252
The Company reuses PCBAs in each wearable Zio Monitor patch, Zio XT patch, and Zio AT patch, as well as the wireless gateway used in conjunction with the Zio AT patch. As PCBAs are used in a wearable Zio Monitor patch, Zio XT patch, or Zio AT patch, a portion of the cost of the PCBA is recorded as a cost of revenue. The PCBAs are charged over a period beyond one year. Charges to cost of revenue were $39.0 million, $18.6 million, and $13.9 million as of December 31, 2023, 2022, and 2021, respectively.
During the year ended December 31, 2023, PCBAs increased by $20.4 million primarily related to the expanded launch of the Zio Monitor System, as well as additional needs for the Zio XT patches and Zio AT patches.
Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Laboratory and manufacturing equipment	$6,007	$4,911
Computer equipment and software	3,905	2,315
Furniture and fixtures	4,020	4,119
Leasehold improvements	24,885	23,144
Internal-use software	61,980	44,877
Internal-use software in development	43,701	28,069
Construction in progress	10,119	3,451
Total property and equipment, gross	154,617	110,886
Less: accumulated depreciation and amortization	(50,503)	(35,216)
Total property and equipment, net	$104,114	$75,670
Depreciation and amortization expense for the years ended December 31, 2023, 2022 and 2021 was $16.3 million, $13.4 million and $9.8 million, respectively, of which amortization related to internal-use software, was $12.2 million, $9.8 million, and $6.6 million, for the years ended December 31, 2023, 2022 and 2021, respectively.
During the year ended December 31, 2023, internal-use software, both in service and in development, increased by $32.7 million compared to the year ended December 31, 2022. This increase related to enhancements in the Company’s core technology, products and services and artificial intelligence, as well as investment in future technology, such as the Zio Monitor System, the Company's new biosensor technology.

Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued payroll and related expenses	$47,656	$34,752
Accrued vacation	8,608	8,608
Accrued professional services fees	3,715	7,234
Accrued expenses	14,891	7,006
Claims payable	4,578	4,464
Accrued state and foreign income and sales taxes	2,877	2,388
Accrued employee share purchase plan contributions	1,037	1,045
Total accrued liabilities	$83,362	$65,497
During the years ended December 31, 2023 and 2022, the Company has incurred expenses in connection with efforts to further globalize its operational footprint. Included above in accrued payroll and related expenses as of December 31, 2023 were $2.4 million of costs related to globalization.
7. IMPAIRMENT AND RESTRUCTURING CHARGES
The Company's restructuring and impairment charges consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Restructuring charges	$—	$3,444
Impairment charges	11,078	23,164
Total	$11,078	$26,608
Restructuring
In February 2022, the Company's board of directors (the “Board”) approved a restructuring plan ("2022 Restructuring Plan") to allow it to effectively and efficiently scale its business, which resulted in severance and other employment related costs of $3.4 million during the year ended December 31, 2022.
The following table provides a summary of changes in the liability associated with the 2022 Restructuring Plan (in thousands):

Employee Severance
Balance as of December 31, 2021	$—
Charges	3,444
Cash Payments	(3,050)
Balance as of December 31, 2022	394
Charges	—
Cash Payments	(394)
Balance as of December 31, 2023	$—

Impairment
In February 2022, the Board approved a plan to reduce the Company’s leased space for its headquarters in San Francisco, California. The Company initiated an effort to pursue a sublease of one floor (approximately 50%) of its San Francisco, California facility. As a result, the Company recorded an impairment charge of $23.2 million, consisting of its ROU asset and property and equipment (inclusive of leasehold improvements and furniture and fixtures) of $20.5 million and $2.7 million, respectively. The impairment was recorded to Restructuring and impairment charges within the consolidated statements of operations for the year ended December 31, 2022.
At December 31, 2023, the Company recorded an additional impairment of its ROU asset and related property and equipment (inclusive of leasehold improvements and furniture and fixtures) for its headquarters in San Francisco, California. Due to continued declining real estate rental market conditions within San Francisco, California, the Company evaluated projected future cash flows related to the Company’s headquarters as compared to the remaining carrying value of the associated ROU asset and property and equipment. As a result, the Company recorded an additional impairment charge of $11.1 million, consisting of its ROU asset and property and equipment (inclusive of leasehold improvements and furniture and fixtures) of $9.9 million and $1.2 million, respectively. The impairment was recorded to Restructuring and impairment charges within the consolidated statements of operations for the year ended December 31, 2023.
Significant judgment and estimates are required in assessing impairment of ROU assets, including identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows, and determining appropriate discount rates. The Company has engaged a leasing broker and has formalized a marketing plan for the San Francisco office market since the first quarter of 2022. The sublease market for commercial office space is currently very challenging in the San Francisco area due to lower demand for leased office space as most companies have adjusted to allowing their employees to work from home during and after the COVID-19 pandemic. The Company believes that it is likely to be able to sublease a portion of its existing office space, but at a rate below the amount that it is currently paying.
The Company estimated undiscounted future cash flows from its vacant office lease based on the Company’s intent and ability to sub-lease the vacant office space, based on the facts and circumstances discussed below, which it had ceased using and estimated future sub-lease income considering the local real estate market conditions. The Company also factored into its estimate the amount of time to identify a tenant, sublease rental market transactions within San Francisco business districts, entering into a sublease agreement, and expected rent concessions offered to future tenants. The Company estimated the fair value of the ROU asset related to the vacant office lease by discounting the estimated undiscounted future cash flows using the average lease capitalization rate, plus average inflation rate, for other lease transactions in the local area during the year.
The Company's impairment charges consisted of the following (in thousands):

	December 31,
	2023	2022
ROU asset	$9,912	$20,451
Leasehold improvements	1,067	2,211
Furniture and fixtures	99	502
Total	$11,078	$23,164
For further details on the Company's leases, refer to Note 8. Commitments and Contingencies.
8. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of January 1, 2024, the Company's purchase commitments totaled $40.5 million, primarily related to inventory and PCBAs.

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
Contractual obligations under operating lease liabilities were as follows (in thousands):

Year Ended December 31:
2024	$14,407
2025	15,634
2026	16,096
2027	16,493
2028	16,384
Thereafter	47,032
Total lease payments	126,046
Less: imputed interest	(31,172)
Total lease liabilities	$94,874
Other information related to the operating leases were as follows:

	Year Ended December 31,
	2023	2022	2021
Operating lease expense (in thousands)	$12,861	$13,524	$13,500
Weighted average remaining lease term (years)	7.8	8.8	9.6
Weighted average discount rate (percentage)	7.3%	7.3%	7.3%
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

On February 1, 2021, a putative class action lawsuit was filed in the United States District Court for the Northern District of California (the “Court”) alleging that the Company and its former Chief Executive Officer, Kevin M. King, violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. On August 2, 2021, the lead plaintiff filed an amended complaint, and filed a further amended complaint on September 24, 2021. The amended complaint names as defendants, in addition to the Company and Mr. King, its former Chief Executive Officer, Michael J. Coyle, and former Chief Financial Officer and former Chief Operating Officer, Douglas J. Devine. The purported class in the amended complaint includes all persons who purchased or acquired the Company’s common stock between August 4, 2020 and July 13, 2021, and seeks unspecified damages purportedly sustained by the class. On October 27, 2021, the Company filed a motion to dismiss, which the Court granted on March 31, 2022, entering judgment in favor of the Company and the other defendants. On April 29, 2022, the original named plaintiff appealed to the Ninth Circuit Court of Appeals. On October 11, 2023, after briefing by the parties and oral argument, the Ninth Circuit dismissed the appeal for lack of jurisdiction. The appellant filed a petition for rehearing en banc, which was denied on December 6, 2023.
On February 6, 2024, a second putative class action lawsuit was filed in the Court alleging that the Company's current Chief Executive Officer, Quentin Blackford, the Company's current Chief Financial Officer, Brice Bobzien, and Mr. Devine violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, and seeks unspecified damages purportedly sustained by the class.
The Company believes the above securities class action lawsuits to be without merit and plans to continue to defend itself vigorously.
On March 25, 2021, the Company received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California requesting information related to communications with FDA and the Company's products and services. On September 13, 2021, the Company received a second subpoena requesting additional information. On April 4, 2023, the Company received a Subpoena Duces Tecum from the Consumer Protection Branch, Civil Division of the U.S. Department of Justice, requesting production of various documents regarding the Company’s products and services. The Company is cooperating fully on these matters.
On February 20, 2024, Welch Allyn, a subsidiary of Hill-Rom Holdings, Inc. which was acquired by Baxter International, Inc., filed a lawsuit against the Company in the United States District Court for the District of Delaware, alleging that the Company's Zio patches infringe certain of its patents. Welch Allyn seeks money damages and attorneys’ fees. The Company believes this lawsuit is without merit and plans to defend itself vigorously.
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
The Company and Verily will develop certain next-generation atrial fibrillation (“Afib”) screening, detection, or monitoring products pursuant to the Development Agreement, which products will involve combining Verily's and the Company’s technology platforms and capabilities. Under the terms of the Development Agreement, the Company paid Verily an upfront fee of $5.0 million in 2019. In addition, the Company agreed to make additional milestone payments to Verily up to an aggregate of $12.75 million upon achievement of various development and regulatory milestones over the term of the Development Agreement. We have achieved milestones tied to payments totaling $11.0 million to date and expect to make additional payments over the term of the Development Agreement of $1.75 million, subject to the achievement of specified milestones.
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
9. DEBT
In October 2018, the Company entered into the Third Amended and Restated Loan and Security Agreement ("SVB Loan Agreement") with Silicon Valley Bank (“SVB”). Under the SVB Loan Agreement, the Company had borrowed $35.0 million and had made repayments through March 2022, at which time the outstanding balance was $18.5 million.
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
The 2022 Amendment also amended the terms of the revolving credit line under the SVB Loan Agreement, which provided for an aggregate principal amount of $25.0 million, to: (i) extend the maturity date from August 1, 2023 to March 1, 2027, (ii) increase the letters of credit sublimit to $15.0 million and (iii) increase the cash management services sublimit to $15.0 million. Interest charged on the principal amount outstanding under the revolving credit line accrues at a floating per annum rate equal to the greater of (A) the Prime Rate plus 0.25% and (B) 3.5%. The Company is required to pay an annual fee equal to 0.15% of the revolving credit line. As of December 31, 2023, no loans were outstanding under the revolving credit line and the Company had used $8.4 million in letters of credit.
The 2022 Amendment also amended the SVB Loan Agreement to require the Company to comply, as of the last day of each fiscal quarter, with a quick ratio of at least 1.0 to 1.15 or minimum adjusted EBITDA trailing 6 months of at least $15.0 million.
As of March 27, 2023, in connection with the closure of SVB by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation, First-Citizens Bank & Trust Company assumed all of SVB’s deposits and loans. The Company continued to have access to the revolving credit line and letters of credit available pursuant to the SVB Loan Agreement and was in compliance with its loan covenants, as of December 31, 2023.
Interest expense recognized during the years ended December 31, 2023, 2022, and 2021 which included amortization of debt issuance costs, was $3.4 million, $2.1 million, and $1.2 million during the years ended December 31, 2023, 2022, and 2021, respectively.

Future minimum payments
Contractual obligations as of December 31, 2023 for the 2022 Term Loans comprise of principal and interest payments as follows (in thousands):

Year Ended December 31,
2024	$3,114
2025	15,841
2026	18,728
2027	4,440
Total	42,123
Less: Amount representing interest	(7,123)
Less: Debt issuance costs	(50)
Principal payments	$34,950
On January 3, 2024, the Company entered into a Credit, Security and Guaranty Agreement (the “Braidwell Credit Agreement”) with Braidwell Transaction Holdings LLC – Series 5 (“Braidwell”). In conjunction with the transaction, the Company repaid and terminated the 2022 Term Loans and the revolving credit line. As of the date of the termination, the Company continued to maintain the $8.4 million in letters of credit with SVB, securing them with cash on deposit. See Note 16, Subsequent Events to the Consolidated Financial Statements for more information regarding the Braidwell Credit Agreement and SVB repayment and termination.
10. INCOME TAXES
The components of income (loss) before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$(122,974)	$(116,600)	$(101,459)
Foreign	318	714	465
Income (Loss) before provision for income taxes	$(122,656)	$(115,886)	$(100,994)
The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current expense:
Federal	$—	$—	$—
State	401	160	223
Foreign	349	111	150
Total current tax expense	750	271	373

Deferred tax benefit:
Federal	—	—	—
State	—	—	—
Foreign	—	(2)	(6)
Total deferred tax benefit	—	(2)	(6)
Total tax expense	$750	$269	$367

Income tax expense differs from the amount computed by applying the statutory federal income tax rate as follows: (in thousands):

	Year Ended December 31,
	2023	2022	2021
Tax at statutory federal rate	$(25,758)	$(24,323)	$(21,198)
State income taxes, net of federal benefit	371	160	223
Stock-based compensation	(820)	(3,492)	(7,049)
Meals and entertainment	361	348	182
Section 162(m) limitation - officers compensation	5,217	2,498	4,856
Other	823	526	(347)
Tax credits	(2,160)	(2,695)	(381)
Foreign rate differential	37	(40)	(30)
Change in valuation allowance	22,679	27,287	24,111
Provision for income taxes	$750	$269	$367
The components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$127,503	$111,236
Tax credit carryforwards	16,401	29,455
Stock-based compensation	10,801	11,942
Capital research expenditures	18,849	15,997
Allowances and other	31,952	19,399
Lease obligation	23,817	24,232
Depreciation and amortization	519	—
Total deferred tax assets	229,842	212,261
Less: Valuation allowance	(217,779)	(188,070)
Net deferred tax assets	12,063	24,191

Deferred tax liabilities:
Depreciation and amortization	$—	$(9,402)
ROU assets	(12,005)	(14,731)
Total deferred tax liabilities	(12,005)	(24,133)
Total deferred tax assets	$58	$58
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company has provided a full valuation allowance against its U.S. deferred tax assets, and, therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets. The U.S. valuation allowance increased by $29.7 million, $33.3 million and $30.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. The current year change in the U.S. valuation allowance is primarily related to the increase in reserves and research and development not currently deductible. The Company recorded an immaterial deferred tax asset related to the Company’s foreign operations in the UK.

The valuation allowance for deferred tax assets consisted of the following activity for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year Ended December 31, 2023	$188,070	$29,709	$—	$217,779
Year Ended December 31, 2022	154,734	33,336	—	188,070
Year Ended December 31, 2021	123,803	30,931	—	154,734
As of December 31, 2023, the Company had approximately $506.2 million of federal and $338.8 million of state net operating loss carryforwards available to offset future taxable income which expires in varying amounts beginning in 2030 and 2023, respectively. Federal losses incurred from 2019 can be carried forward indefinitely.
As of December 31, 2023, the Company had research tax credit carryforwards of approximately $13.4 million, and $10.3 million available to reduce future taxable income, if any, for both federal and state purposes, respectively. The federal tax credit carryforwards expire beginning in 2027 and the California tax credits can be carried forward indefinitely.
Federal and state tax laws impose restrictions on the utilization of net operating loss carryforwards in the event of a change in our ownership as defined by the Internal Revenue Code (the "Code"), Section 382. Under Section 382 of the Code, substantial changes in our ownership and the ownership of acquired companies may limit the amount of net operating loss carryforwards that are available to offset taxable income. The annual limitation would not automatically result in the loss of net operating loss carryforwards but may limit the amount available in any given future period.
A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$4,732	$3,310	$2,302
Additions for tax positions taken in current year	1,080	996	772
Increases in balance related to prior year tax positions	—	426	236
Decreases in balance related to prior year tax positions	(38)	—	—
Balance at end of year	$5,774	$4,732	$3,310
The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes. The Company determined that no accrual for interest or penalties was required as of December 31, 2023, 2022, and 2021.
The Company files income tax returns in the U.S. and UK jurisdictions. All of the Company's tax years are open to examination by the U.S. federal and state tax authorities. The UK is open to examination for tax years starting 2017 and forward. The Company currently has no federal, state or foreign tax examinations in progress, nor has it had any federal or state examinations since inception.
11. STOCKHOLDERS' EQUITY
Common Stock
The Company’s amended and restated certificate of incorporation dated October 25, 2016, as amended, authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends were declared through December 31, 2023.

The Company had reserved shares of common stock for issuance as follows (in thousands):

	December 31,
	2023	2022
Options issued and outstanding	307	328
Unvested restricted stock units and performance-based restricted stock units[1]	2,438	2,026
Shares available for grant under future stock plans	6,765	7,823
Shares available for future issuance	9,510	10,177
1 PRSUs are based on the maximum number of PRSUs in the key executive grant agreements. The actual number of PRSUs granted will be based on company performance criteria and relative Total Shareholder Return ("TSR"), as discussed in Note 13, Equity Incentive Plans
12. EMPLOYEE BENEFIT PLANS
401(k) Plan
The Company has a defined contribution 401(k) retirement plan (the "401(k) Plan") covering substantially all employees in the United States. Employees who participate in the 401(k) Plan may contribute up to 90% of eligible compensation each year, subject to Internal Revenue Service limitations and the terms and conditions of the plan. Under the terms of the 401(k) Plan, the Company may elect to match a discretionary percentage of contributions. The Company matches contributions up to 50% and a maximum of $5,000 per year. Total matching contributions were $5.6 million, $5.1 million, and $3.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.
13. EQUITY INCENTIVE PLANS
2016 Plan
In October 2016, the Company adopted the 2016 Equity Incentive Plan, (the “2016 Plan”). The 2016 Plan was approved by the Company’s stockholders and became effective on October 19, 2016. On the first day of each fiscal year starting from the 2017 fiscal year, the 2016 Plan authorizes an annual increase in the number of shares available for issuance equal to the least of (i) 3,865,000 shares, (ii) 5% of the shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year or (iii) such number of shares determined by the Board. As of December 31, 2023, the Company has reserved 6,764,972 shares of common stock for issuance under the 2016 Plan.
A summary of awards available for grant under the Company's 2016 Equity Incentive Plan is as follows (in thousands):

Shares Available for Grant
Balance as of December 31, 2021	7,160
Additional awards authorized	1,476
Awards granted[1]	(1,036)
Awards forfeited[1]	223
Balance as of December 31, 2022	7,823
Awards granted[1]	(1,373)
Awards forfeited[1]	315
Balance as of December 31, 2023	6,765
1 Awards granted and forfeited include PRSUs, which are based on the maximum number of PRSUs in the key executive grant agreements. The actual number of PRSUs granted will be based on company performance criteria and relative TSR, as described below.
Pursuant to the 2016 Plan, stock options, restricted stock, RSUs, performance units, performance shares, and stock appreciation rights may be granted to employees, consultants and directors of the Company. Stock options were not granted during the years ended December 31, 2023, 2022 and 2021.

Employee Stock Purchase Plan
In October 2016, the Board and stockholders approved the 2016 Employee Stock Purchase Plan (“ESPP”) which provides eligible employees of the Company with an opportunity to purchase shares of the Company's common stock at a discounted price through accumulated contributions not exceeding $25,000 in a given calendar year. On the first day of each fiscal year, the number of shares reserved for the ESPP increases by the least of (i) 966,062 shares, (ii) 1.5% of the shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Board. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for 12-month offering periods that each contain two six-month purchase periods. At the end of each purchase period, employees purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the purchase period. If the stock price of the Company's common stock on any purchase date in an offering period is lower than the stock price on the first trading date of that offering period, the offering period will immediately reset after the purchase of shares on such purchase date and automatically roll into a new offering period.
Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of RSUs and PRSUs are based on the Company’s closing stock price on the date of grant. The fair value of market based PRSUs were estimated at the date of grant using the Monte-Carlo option pricing model. A summary is as follows (in thousands, except weighted average grant date fair value):

	Restricted Stock Units		Performance Based Restricted Stock Units and Market-Based Units
	Shares Underlying RSUs	Weighted Average Grant Date Fair Value	Shares Underlying PRSUs [1]	Weighted Average Grant Date Fair Value
Balance as of December 31, 2021	1,360	$84.99	288	$119.21
Granted	691	147.94	345	138.99
Vested	(390)	85.55	(47)	257.61
Forfeited	(196)	110.22	(25)	109.82
Balance as of December 31, 2022	1,465	111.16	561	120.22
Granted	903	114.84	470	124.17
Vested	(622)	96.54	(24)	107.05
Forfeited	(204)	121.08	(111)	127.07
Balance as of December 31, 2023	1,542	$117.90	896	$121.80
1Based on the maximum number of performance based restricted stock units in the key executive grant agreements, the actual number of units granted will be based on the annual unit volume compound annual growth rate ("CAGR") as described below.
As of December 31, 2023, there was total unamortized compensation costs of $127.5 million, net of estimated forfeitures, related to RSUs, which the Company expects to recognize over a weighted average period of 1.8 years. Aggregate intrinsic value of the RSUs was $165.1 million, $137.2 million, and $160.1 million as of December 31, 2023, 2022, and 2021, respectively.
As of December 31, 2023, 1.4 million shares of RSUs were expected to vest with an aggregate intrinsic value of $153.9 million. Total grant date fair value of vested RSUs was $60.0 million, $33.4 million, and $22.3 million during the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023, there was total unamortized compensation costs of $41.3 million, net of estimated forfeitures, related to PRSUs, which the Company expects to recognize over a weighted average period of 2.1 years. Aggregate intrinsic value of the PRSUs was $95.9 million, $52.6 million, and $33.9 million as of December 31, 2023, 2022, and 2021, respectively.
As of December 31, 2023, 0.9 million shares of PRSUs were expected to vest with an aggregate intrinsic value of $92.0 million. Total grant date fair value of vested PRSUs was $2.6 million, $12.1 million, and $20.9 million during the years ended December 31, 2023, 2022, and 2021, respectively.
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
In addition, in February 2023, the Company granted market-based PRSUs to senior executive officers. These PRSUs to be earned will be based on the CAGR calculated between fiscal year 2025's and fiscal year 2022's annual unit volume and measuring performance thresholds mentioned above, as well as a comparison of the S&P Healthcare Index to the Company's TSR. The grant date fair value of the TSR was based on the expected term of 2.9 years, interest risk free rate of 4.5%, implied volatility of 83.8% and no dividend yield. These February 2023 awards are subject to the respective senior executive officer's continued employment through the vesting date of March 15, 2026.
In August 2023, the Company granted market-based retention PRSUs ("August 2023 awards") to its Chief Executive Officer, other senior executive officers, and other members of the Company’s management team. The purpose of the performance-based awards was tied to several important long-term operational objectives, including to: (i) create stability among the leadership team, (ii) retain other critical talent and (iii) drive achievement of strategic objectives while the Company transforms and scales its business model. The performance period of the August 2023 awards will be measured between July 1, 2023 and June 30, 2026, with Company results subject to adjustment by the Company’s TSR as compared to the TSR of the S&P Healthcare Index. The grant date fair value of the TSR was based on the expected term of 2.9 years, interest risk free rate of 4.4%, implied volatility of 80.1% and no dividend yield. The August 2023 awards are subject to the respective continued employment of the recipients through the vesting date of August 7, 2026.

Options
The following table summarizes stock option activity:

	Options Outstanding
	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	504	$40.97	5.20	$38,675
Options exercised	(175)	36.82
Options forfeited	(1)	83.15
Balance at December 31, 2022	328	43.00	4.43	16,635
Options exercised	(21)	52.56
Options forfeited	—	—
Balance at December 31, 2023	307	42.34	3.29	19,859
Options exercisable – December 31, 2023	307	42.34	3.29	19,859
Options vested and expected to vest – December 31, 2023	307	$42.34	3.29	$19,859
There have been no options granted since December 31, 2019. As of December 31, 2023, the options were fully vested. The total estimated grant date fair value of options vested during the period was $0.1 million, $2.4 million, and $2.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Employee Stock Purchase Plan
The Company issued approximately 94,000, 88,000, and 95,000 shares of common stock under the ESPP during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, approximately 2.1 million shares of the Company's common stock remained available for issuance under the ESPP.
The ESPP provides for 12-month offering periods that contain two six-month purchase periods. The Company determined the fair value of the stock purchase rights under the ESPP using the Black-Scholes option pricing model with the following assumptions for the specified periods.

Year Ended December 31,
	2023	2022	2021
Expected Term (years)	0.5 - 1	0.5 - 1	0.5 - 1
Expected Volatility	48.8% - 59.2%	68.1% - 96.3%	93.9% - 106.9%
Dividend Yield	—%	—%	—%
Risk-Free Interest Rate	5.1% - 5.4%	1.6% - 4.7%	0.0% - 0.2%
As of December 31, 2023, the Company had $3.9 million of unrecognized compensation expense that will be recognized over a weighted average period of 0.7 years.

14. STOCK-BASED COMPENSATION
The following table summarizes the total stock-based compensation expense included in the statements of operations and comprehensive loss for all periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$3,603	$2,153	$1,896
Research and development	11,391	6,976	5,565
Selling, general and administrative	62,210	48,611	47,066
Total stock-based compensation expense	$77,204	$57,740	$54,527
Non-Employee Stock-Based Compensation
On January 12, 2021, the Company’s Chief Executive Officer (the “former CEO”) resigned and entered into a Consulting and Professional Services Agreement (“CPSA”) with the Company. Pursuant to the original terms of the awards, the former CEO continued to vest in outstanding awards as long as services are provided to the Company under the CPSA as a non-employee consultant or a member of the Board. In accordance with ASC 718, the Company recognized expense related to all awards expected to vest over the duration of the CPSA in the three months ended March 31, 2021, as an equity-based severance cost as the consulting services are not substantive. The total expense related to the former CEO’s non-employee stock-based compensation recognized for the year ended December 31, 2021 was $5.4 million.
In March 2022, the former CEO retired from the Board and as a non-employee consultant. Vesting for all outstanding awards was accelerated upon his retirement. The Company recognized expense of $0.9 million related to the retirement of the former CEO during the year ended December 31, 2022.
On June 3, 2022, the Company’s former Chief Clinical Officer (the “former CCO”) retired and entered into a Consulting Agreement (“CA”) with the Company. Pursuant to the original terms of the awards, the former CCO will continue to vest in her outstanding awards as long as services are provided to the Company under the CA as a non-employee consultant. In accordance with ASC 718, the Company recognized expense related to all awards expected to vest over the duration of the CA in the current period as an equity-based severance cost because the consulting services are not substantive. The total expense related to the former CCO’s non-employee stock-based compensation recognized $0.4 million for the year ended December 31, 2022.
On July 25, 2022, the Company’s former Executive Vice President, Chief Commercial Officer (the “former EVP”) resigned and entered into a CA with the Company. Pursuant to the original terms of the agreement, the former EVP continues to vest in outstanding awards during the period of his CA services. In accordance with ASC 718, Compensation - Stock Compensation, the Company will continue to record stock-based compensation expense related to the awards expected to vest over the duration of the CA, because the consulting services are substantive. The total expense related to the former EVP’s non-employee stock-based compensation recognized for each of the years ended December 31, 2023 and 2022 was $0.1 million.
On March 10, 2023, the Company’s former Chief Operating Officer (the “former COO”) resigned and entered into a CA with the Company through July 2024. Pursuant to the terms of the CA, the former COO continues to vest in outstanding awards as long as services are provided to the Company under the CA as a non-employee consultant. In accordance with ASC 718, Compensation – Stock Compensation, the Company recognized expense related to all awards expected to vest over the duration of the CA in 2023 as an equity-severance cost because the consulting services are not substantive. The total expense related to the former COO’s non-employee stock-based compensation recognized for the year ended December 31, 2023 was $1.1 million.

15. NET LOSS PER COMMON SHARE
As the Company had net losses for the years ended December 31, 2023, 2022, and 2021, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share during the years ended December 31, 2023, 2022, and 2021 (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(123,406)	$(116,155)	$(101,361)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	30,528	29,916	29,331
Net loss per common share, basic and diluted	$(4.04)	$(3.88)	$(3.46)
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the years ended December 31, 2023, 2022, and 2021 because their inclusion would be anti-dilutive (in thousands):

	Year Ended December 31,
	2023	2022	2021
Options to purchase common stock	307	328	504
RSUs and PRSUs[1] unvested	2,438	2,026	1,650
Total	2,745	2,354	2,154
1PRSUs are based on the maximum number of PRSUs in the key executive grant agreements. The actual number of PRSUs granted will be based on company performance criteria and relative TSR, as discussed in Note 13, Equity Incentive Plan and Stock-Based Compensation.

16. SUBSEQUENT EVENT
On January 3, 2024 (the “Closing Date”), the Company entered into the Braidwell Credit Agreement with Braidwell, which provides for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $150.0 million (the “Braidwell Term Loan Facility”). An initial tranche of $75.0 million (“Initial Loan”) was funded on the Closing Date. In addition to the Initial Loan, the Braidwell Term Loan Facility includes an additional tranche of $75.0 million (the “Delayed Draw Loan,” and together with the Initial Loan, the “Term Loans”), which will be accessible by the Company through the one year anniversary of the Closing Date, so long as it satisfies certain customary conditions precedent, including compliance with financial covenants and continued accuracy of the representations and warranties provided by the Company in the Credit Agreement. The Braidwell Term Loan Facility has a maturity date of January 3, 2029 (the “Maturity Date”) and provides, at the Company’s election, for payment of a portion of interest in kind during the term of the loan with principal and accrued interest due at the Maturity Date. Upon repayment of the Term Loans (whether at the Maturity Date or upon earlier prepayment), the Company is required to pay an exit fee equal to 2.75% of the principal amount being repaid. The Braidwell Term Loan Facility will accrue interest at an annual rate equal to the sum of (a) the SOFR Rate and (b)(i) an applicable margin of 6.50% if paid in cash, or (ii) an applicable margin of 6.95%, if, at the Company’s election, if a portion of interest is paid in kind. Accrued interest on the Term Loans is payable quarterly in arrears. The Company is also required to pay fees on any prepayment of the Term Loans, ranging from zero to 2.0% depending on the date of prepayment.
In connection with the entry into the Braidwell Credit Agreement, the Company’s SVB Loan Agreement was terminated, effective as of the Closing Date, and SVB’s security interest in the Company’s assets and property was released. The Company’s net proceeds from the Initial Loan were approximately $35 million, after deducting estimated debt issuance costs, fees and expenses, and repayment of the Company’s existing term loan from SVB.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None

ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) (principal executive officer) and Chief Financial Officer (“CFO”) (principal financial officer), as appropriate to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rule 13a under the Exchange Act, our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2023.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their evaluation, as of December 31, 2023, our management concluded that our internal control over financial reporting was effective based on these criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Our independent registered public accounting firm is PricewaterhouseCoopers LLP, San Jose, CA, PCAOB ID: 238.
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

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
(3)    Exhibits
The following is a list of exhibits filed with this Annual Report on Form 10-K incorporated herein by reference (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index
		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.					X
3.2	Amended and Restated Bylaws of the Registrant (as amended and restated on November 10, 2023).	8-K	001-37918	3.1	November 16, 2023
4.1	Specimen Common Stock Certificate of the Registrant.	S-1	333-213773	4.1	September 23, 2016
4.2	Amended and Restated Investors’ Rights Agreement dated May 16, 2014 by and among the Registrant and certain stockholders.	S-1/A	333-213773	4.2	October 7, 2016
4.3	Description of the Registrant's securities registered pursuant to Section 12 of the Exchange Act.	10-K	001-37918	4.3	March 2, 2020
10.1±	Services Agreement dated December 24, 2013 between the Registrant and XIFIN, Inc.	S-1	333-213773	10.20	September 23, 2016
10.2±	Development Collaboration Agreement dated December 3, 2019 by and among the Registrant, Verily Life Sciences LLC and Verily Ireland Limited.	10-Q	001-37918	10.3	December 23, 2019
10.3±	First Amendment to Development Collaboration Agreement dated April 26, 2021 by and among the Registrant, Verily Life Sciences LLC and Verily Ireland Limited.	10-K	001-37918	10.43	February 28, 2022
10.4±	Second Amendment to Revive and Amend the Development Collaboration Agreement dated January 24, 2022 by and among the Registrant, Verily Life Sciences LLC and Verily Ireland Limited.	10-K	001-37918	10.44	February 28, 2022
10.5	Third Amended and Restated Loan and Security Agreement, dated as of October 23, 2018, between Silicon Valley Bank, a California corporation, and iRhythm Technologies, Inc., a Delaware corporation.	8-K	001-37918	10.1	October 29, 2018
10.6	First Amendment to Third Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank.	10-K	001-37918	4.4	March 2, 2020
10.7	Second Amendment to the Third Amended and Restated Loan and Security Agreement dated March 28, 2022, by and between the Registrant and Silicon Valley Bank.	8-K	001-37918	10.1	March 29, 2022
10.8	Third Amendment to the Third Amended and Restated Loan and Security Agreement dated November 17, 2023, by and between the Registrant and Silicon Valley Bank.					X
10.9	Office Lease dated October 4, 2018 between the Registrant and Big Dog Holdings LLC.	10-K	001-37918	10.35	March 4, 2019
10.10	First Amendment to Office Lease dated May 31, 2019 between the Registrant and Big Dog Holdings LLC.					X
10.11	Multi-Tenant Office/Industrial Lease by and between iRhythm Technologies, Inc. and Katella/Holder Street LLC dated March 18, 2021.	10-Q	001-37918	10.42	May 10, 2021
10.12	Credit, Security and Guaranty Agreement, dated January 3, 2024, by and among the Company, Braidwell Transaction Holdings LLC – Series 5 and Wilmington Trust, National Association.	8-K	001-37918	10.1	January 8, 2024
10.13+	2016 Equity Incentive Plan and related form agreements.	S-1/A	333-213773	10.3	October 7, 2016
10.14+	2016 Employee Stock Purchase Plan, as amended February 26, 2019, and related form agreements.	10-Q	001-37918	10.1	December 23, 2019
10.15+	Executive Incentive Compensation Plan.	S-1/A	333-213773	10.5	October 7, 2016
10.16+	Form of Indemnification Agreement for directors and executive officers.	S-1	333-213773	10.1	September 23, 2016
10.17+	Executive Change in Control and Severance Policy as Amended.					X
10.18+	Form of Change of Control and Severance Agreement.	10-Q	001-37918	10.29	November 14, 2017
10.19+	Offer Letter, dated September 8, 2021, by and between the Registrant and Quentin S. Blackford.	8-K	001-37918	10.1	September 13, 2021
10.20+	Offer Letter, dated November 15, 2021, by and between the Registrant and Patrick Murphy.	10-K	001-37918	10.19	February 23, 2023
10.21+	Offer Letter, dated April 24, 2022, by and between the Registrant and Minang Pravin Turakhia, MD.	10-K	001-37918	10.20	February 23, 2023

10.22+	Offer Letter, dated July 18,2022, by and between the Registrant and Chad Patterson.	10-K	001-37918	10.21	February 23, 2023
10.23+	Offer Letter, dated July 22, 2022, by and between the Registrant and Brice Bobzien.	10-K	001-37918	10.22	February 23, 2023
10.24+	Resignation, Release and Consulting Agreement dated March 10, 2023 by and between the Registrant and Douglas Devine.	10-Q	001-37918	10.1	May 4, 2023
21.1	List of Subsidiaries of Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, San Jose, CA, PCAOB ID: 238)					X
31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Compensation Recovery Policy					X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
________________________________________________________________________________________________
†The certification attached as 32.1 that accompanies this Annual Report on Form 10-K, is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of iRhythm Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
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

iRhythm Technologies, Inc.

Date: February 22, 2024	By:	/s/ Quentin S. Blackford
Quentin S. Blackford President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Quentin S. Blackford	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2024
Quentin S. Blackford

/s/ Brice Bobzien	Chief Financial Officer (Principal Financial Officer)	February 22, 2024
Brice Bobzien

/s/Marc Rosenbaum	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2024
Marc Rosenbaum

/s/ Abhijit Y. Talwalkar	Director and Chairman of the Board	February 22, 2024
Abhijit Y. Talwalkar

/s/ Bruce G. Bodaken	Director	February 22, 2024
Bruce G. Bodaken

/s/ Ralph Snyderman M.D.	Director	February 22, 2024
Ralph Snyderman M.D.

/s/ C. Noel Bairey Merz, M.D.	Director	February 22, 2024
C. Noel Bairey Merz, M.D.

/s/ Mark J. Rubash	Director	February 22, 2024
Mark J. Rubash

/s/ Karen Ling	Director	February 22, 2024
Karen Ling

/s/ Brian Yoor	Director	February 22, 2024
Brian Yoor

/s/ Mojdeh Poul	Director	February 22, 2024
Mojdeh Poul