Form 10-Q
period 2024-03-31
iRhythm Technologies, Inc.
filed 2024-05-02
CIK 1388658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 25, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 31,104,883.

IRHYTHM TECHNOLOGIES, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements concerning our plans, objectives, and expectations for our business, operations, and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would”, and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
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
ii

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission (the “SEC”) as exhibits to the Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.
iii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	March 31, 2024	December 31, 2023
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$520,421	$36,173
Marketable securities	48,671	97,591
Accounts receivable, net	89,712	61,484
Inventory	14,873	13,973
Prepaid expenses and other current assets	13,778	21,591
Total current assets	687,455	230,812
Property and equipment, net	112,274	104,114
Operating lease right-of-use assets	48,073	49,317
Restricted cash, long-term	8,358	—
Goodwill	862	862
Other assets	52,733	48,039
Total assets	$909,755	$433,144
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,440	$5,543
Accrued liabilities	70,044	83,362
Deferred revenue	3,068	3,306
Operating lease liabilities, current portion	15,289	15,159
Total current liabilities	96,841	107,370
Long-term senior convertible notes	644,076	—
Debt, noncurrent portion	—	34,950
Other noncurrent liabilities	908	1,012
Operating lease liabilities, noncurrent portion	77,640	79,715
Total liabilities	819,465	223,047
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000 shares authorized; none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value – 100,000 shares authorized; 31,326 shares issued and 31,097 shares outstanding at March 31, 2024, respectively; and 30,954 shares issued and outstanding at December 31, 2023	31	31
Additional paid-in capital	806,621	855,784
Accumulated other comprehensive loss	(89)	(112)
Accumulated deficit	(691,273)	(645,606)
Treasury stock, at cost; 229 and 0 shares at March 31, 2024 and December 31, 2023, respectively	(25,000)	—
Total stockholders’ equity	90,290	210,097
Total liabilities and stockholders’ equity	$909,755	$433,144
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
(unaudited)
Revenue, net	$131,929	$111,436
Cost of revenue	44,413	35,755
Gross profit	87,516	75,681
Operating expenses:
Research and development	16,994	14,842
Selling, general and administrative	108,660	100,343
Total operating expenses	125,654	115,185
Loss from operations	(38,138)	(39,504)
Interest expense	(2,860)	(950)
Interest and other income, net	2,952	1,432
Loss on extinguishment of debt	(7,589)	—
Loss before income taxes	(45,635)	(39,022)
Income tax provision	32	87
Net loss	$(45,667)	$(39,109)
Net loss per common share, basic and diluted	$(1.47)	$(1.29)
Weighted-average shares, basic and diluted	31,033	30,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended March 31,
	2024	2023
(unaudited)
Net loss	$(45,667)	$(39,109)
Other comprehensive income (loss):
Net change in unrealized (loss) gain from marketable securities	(54)	327
Cumulative translation adjustment	77	—
Comprehensive loss	$(45,644)	$(38,782)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2024	2023
(unaudited)
Cash flows from operating activities
Net loss	$(45,667)	$(39,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,131	3,576
Stock-based compensation	20,991	18,251
Amortization of premium and accretion of discounts, net	(908)	(1,137)
Amortization of operating lease right-of-use assets	1,244	1,365
Amortization of debt discount	578	—
Provision for doubtful accounts and contractual allowances	16,289	21,425
Loss on extinguishment of debt	7,589	—
Other	106	176
Changes in operating assets and liabilities:
Accounts receivable	(44,518)	(21,064)
Inventory	(923)	(1,404)
Prepaid expenses and other current assets	7,813	(1,053)
Other assets	(4,694)	(3,189)
Accounts payable and accrued liabilities	(12,877)	(8,966)
Deferred revenue	(238)	435
Operating lease liabilities	(1,945)	(59)
Net cash used in operating activities	(52,029)	(30,753)
Cash flows from investing activities
Purchases of property and equipment	(9,776)	(8,423)
Purchases of marketable securities	(2,426)	(33,757)
Maturities of marketable securities	52,200	46,000
Net cash provided by investing activities	39,998	3,820
Cash flows from financing activities
Payment of SVB term loan and termination costs	(37,751)	—
Proceeds from Braidwell debt	75,000	—
Payments of issuance costs for Braidwell debt	(1,803)	—
Payment of Braidwell debt and termination costs	(78,660)	—
Proceeds from issuance of 2029 Notes	661,250	—
Payments of issuance costs for 2029 Notes	(16,592)	—
Purchases of capped call transactions	(72,407)	—
Purchase of treasury stock	(25,000)	—
Proceeds from issuance of common stock in connection with employee equity incentive plans	604	905
Net cash provided by financing activities	504,641	905
Effect of exchange rate changes on cash	(4)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	492,606	(26,028)
Cash, cash equivalents, and restricted cash, beginning of period	36,173	78,832
Cash, cash equivalents, and restricted cash, end of period	$528,779	$52,804
Supplemental disclosures of cash flow information:
Interest paid	$1,595	$678
Cash taxes paid	$11	$8
Cash received from tenant improvement allowances	$—	$1,603
Non-cash investing and financing activities:
Property and equipment costs included in accounts payable and accrued liabilities	$23	$203
Capitalized stock-based compensation in property and equipment	$1,649	$1,648

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)

The following table provides a breakdown of cash and cash equivalents, and restricted cash reported within the statement of cash flows:

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents	$520,421	$52,804
Restricted cash, long-term	8,358	—
Total cash, cash equivalents and restricted cash	$528,779	$52,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
(unaudited)
Balances at December 31, 2023	30,954	$31	$855,784	$(645,606)	$(112)	$—	$210,097
Issuance of common stock in connection with employee equity incentive plans, net	372	—	604	—	—	—	604
Purchase of capped call transactions	—	—	(72,407)	—	—	—	(72,407)
Purchase of treasury stock	(229)	—	—	—	—	(25,000)	(25,000)
Stock-based compensation	—	—	22,640	—	—	—	22,640
Net loss	—	—	—	(45,667)	—	—	(45,667)
Net change in unrealized (loss) on marketable securities	—	—	—	—	(54)	—	(54)
Cumulative translation adjustment	—	—	—	—	77	—	77
Balances at March 31. 2024	31,097	$31	$806,621	$(691,273)	$(89)	$(25,000)	$90,290

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
(unaudited)
Balances at December 31, 2022	30,193	$28	$762,380	$(522,200)	$(396)	$239,812
Issuance of common stock in connection with employee equity incentive plans, net	270	2	903	—	—	905
Stock-based compensation	—	—	19,899	—	—	19,899
Net loss	—	—	—	(39,109)	—	(39,109)
Net change in unrealized gain on marketable securities	—	—	—	—	327	327
Balances at March 31, 2023	30,463	$30	$783,182	$(561,309)	$(69)	$221,834

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. As permitted under those rules, the condensed consolidated financial statements and related disclosures as of December 31, 2023 have been derived from the audited consolidated financial statements but do not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s unaudited condensed consolidated financial information. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any other interim period or for any other future year.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 22, 2024.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
The Company’s hybrid work arrangements and decision to pursue a sublease for its leased San Francisco headquarters resulted in an impairment of its right-of-use ("ROU") asset and related leasehold improvements and furniture and fixtures during the year ended December 31, 2022. In the fourth quarter of 2023, the Company recorded an additional impairment of its ROU asset and related leasehold improvements and furniture and fixtures related to its leased San Francisco headquarters, due to a continued soft real estate rental market within the city proper San Francisco, California. As the Company continues to evaluate its global real estate footprint, the Company may incur additional impairment charges related to real property lease agreements.
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
Based on relative value units, CMS annually updates the reimbursement rates for diagnostic tests performed by IDTFs via the Medicare Physician Fee Schedule. CMS establishes national payment rates for the CPT codes the Company uses to report the long-term Holter monitoring services it performs with its Zio XT System: CPT codes 93247 (for wear-time of greater than 7 days and up to 15 days) and 93243 (for wear-time of greater than 48 hours and up to 7 days). Because remote cardiac monitoring technology, including the Zio System, is rapidly evolving, there is a continuing risk that relative value units assigned, and reimbursement rates set, by CMS may not adequately reflect the value and expense of this technology and associated monitoring services, and CMS may reduce these rates in the future, which would adversely affect the Company’s financial results.
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
Significant Accounting Policies
During the three months ended March 31, 2024, there were no changes to the Company’s significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, with the exception of the following:
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of purchase.
Under the terms of certain facility operating lease agreements, the Company is required to maintain a letter of credit as collateral during the term of the lease. As of March 31, 2024, restricted cash of $8.4 million was pledged as collateral under the letter of credit with Silicon Valley Bank.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. During the first quarter of 2024, the Company experienced a temporary delay in the billing of the Company's contracted and non-contracted payer customers, performed by the Company's third-party claims processing vendor. The delay was due to a cybersecurity incident experienced by Change Healthcare, a division of UnitedHealth Group, which the Company's third-party vendor engages for services relating to billing and collections. While the Company substantially cleared the billing backlog as of the end of the first quarter of 2024, the delay in billing resulted in a temporary delay in the Company's cash collections. The Company records an allowance for doubtful accounts based on the assessment of the collectability of customer accounts, considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. CMS accounted for approximately 24% of the Company's revenue for each of the three months ended March 31, 2024 and 2023. CMS accounted for 24% and 25% of accounts receivable at March 31, 2024 and December 31, 2023, respectively. One commercial customer accounted for approximately 12% of the Company's accounts receivable at March 31, 2024.
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
On March 6, 2024, the SEC adopted SEC Release Nos. 33-11275; 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investor, to require the disclosure of certain climate-related information in registration statements and annual reports, including Scope 1 and 2 emissions and information about climate-related risks that have materially impacted, or are reasonably likely to have a material impact on, a company’s business strategy, results of operations, or financial condition. In addition, under the final rules, certain disclosures related to severe weather events and other natural conditions will be required in audited financial statements. The disclosure requirements will begin phasing in for the Company's reports and registration statements including financial information in the fiscal year ending December 31, 2025. On April 4, 2024, the SEC issued an order staying the final rules until the completion of judicial review. The Company is currently evaluating the impact of this final rule on the Company's consolidated financial statements and related disclosures.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
3. REVENUE AND ACCOUNTS RECEIVABLE
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Disaggregated revenue by payor type and major service line for the three months ended March 31, 2024 and 2023 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
Contracted third-party payors	$71,773	54%	$61,907	56%
Centers for Medicare and Medicaid	31,786	24%	26,491	24%
Healthcare institutions	19,571	15%	15,781	14%
Non-contracted third-party payors	8,799	7%	7,257	6%
Total	$131,929		$111,436
Revenue generated from the United States comprised substantially all of the Company's revenue. No other country comprised 10% or greater of the Company's revenue during the three months ended March 31, 2024 and 2023.
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
The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended March 31, 2024	Year Ended December 31, 2023	Three Months Ended March 31, 2023
Balance, beginning of period	$20,289	$18,475	$18,475
Provision for doubtful accounts	6,037	17,105	5,326
Write-offs, net of recoveries and other adjustments	(6,337)	(15,291)	(4,726)
Balance, end of period	$19,989	$20,289	$19,075
The following table presents the changes in the contractual allowance (in thousands):

	Three Months Ended March 31, 2024	Year Ended December 31, 2023	Three Months Ended March 31, 2023
Balance, beginning of period	$52,689	$41,389	$41,389
Add: provision for contractual adjustments	10,252	52,523	16,099
Less: contractual adjustments	(10,870)	(41,223)	(9,457)
Balance, end of period	$52,071	$52,689	$48,031

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
Certain of the Company’s customers pay the Company directly for the Zio XT service upon shipment of devices. Such advance payments are contract liabilities and are recorded as revenue when Zio reports are delivered to the healthcare provider. During the three months ended March 31, 2024 and 2023, $3.0 million and $2.7 million relating to the contract liability balance at the beginning of 2024 and 2023 was recognized as revenue, respectively. The advance payments liability was $3.1 million and $3.3 million as of March 31, 2024 and December 31, 2023, respectively.
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

4. CASH EQUIVALENTS AND MARKETABLE SECURITIES
The fair value of cash equivalents and marketable securities as of March 31, 2024 and December 31, 2023, were as follows (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$28,789	$—	$—	$28,789
U.S. government securities	48,668	6	(3)	48,671
Total cash equivalents and marketable securities	$77,457	$6	$(3)	$77,460
Classified as:
Cash equivalents				$28,789
Marketable securities				48,671
Total cash equivalents and marketable securities				$77,460

	December 31, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$12,594	$—	$—	$12,594
U.S. government securities	97,534	59	(2)	97,591
Total cash equivalents and marketable securities	$110,128	$59	$(2)	$110,185
Classified as:
Cash equivalents				$12,594
Marketable securities				97,591
Total cash equivalents and marketable securities				$110,185

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
5. FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company discloses and recognizes the fair value of its assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). The guidance establishes three levels of the fair value hierarchy as follows:
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
The Company holds a strategic equity investment that it does not measure at fair value on a recurring basis. The carrying value of this investment is $3.0 million as of March 31, 2024 and December 31, 2023. The Company includes this investment in other assets in its unaudited condensed consolidated balance sheets. Additionally, in April 2024, the Company made a $10.0 million strategic loan investment in a private company. The loan investment can convert into preferred shares of the private company based upon certain qualifying financing events.
The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.
The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$28,789	$—	$—	$28,789
U.S. government securities	—	48,671	—	48,671
Total	$28,789	$48,671	$—	$77,460

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$12,594	$—	$—	$12,594
U.S. government securities	—	97,591	—	97,591
Total	$12,594	$97,591	$—	$110,185
The Company's debt obligation as of December 31, 2023 is classified as Level 2 input. The fair value of the Company’s outstanding interest-bearing obligation as of December 31, 2023 approximated the carrying value of $35.0 million.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Fair Value of Senior Convertible Notes
The fair value, based on a quoted market price (Level 1), of the Company’s senior convertible notes due 2029 (the "2029 Notes") is as follows (in thousands):

	March 31, 2024	December 31, 2023
Senior Convertible Notes due 2029	$706,215	$—

6. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials and work-in-progress	$6,419	$6,299
Finished goods	8,454	7,674
Total	$14,873	$13,973

Other Assets
Other assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
PCBAs	$42,180	$38,987
Cloud computing arrangements	6,566	4,959
Strategic investment	3,000	3,000
Other	987	1,093
Total	$52,733	$48,039
The Company reuses PCBAs in each wearable Zio Monitor patch, Zio XT patch, and Zio AT patch, as well as the wireless gateway used in conjunction with the Zio AT patch. As PCBAs are used in a wearable Zio Monitor patch, Zio XT patch, or Zio AT patch, a portion of the cost of the PCBA is recorded as a cost of revenue. The PCBAs are charged over a period beyond one year. Charges to cost of revenue were $2.8 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively.
During the three months ended March 31, 2024, PCBAs increased by $3.2 million primarily related to the purchase of PCBAs to support the expanded launch of the Zio Monitor System.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Laboratory and manufacturing equipment	$7,169	$6,007
Computer equipment and software	4,035	3,905
Furniture and fixtures	4,180	4,020
Leasehold improvements	27,118	24,885
Internal-use software	64,321	61,980
Internal-use software in development	52,245	43,701
Construction in progress	8,840	10,119
Total property and equipment, gross	167,908	154,617
Less: accumulated depreciation and amortization	(55,634)	(50,503)
Total property and equipment, net	$112,274	$104,114
Depreciation and amortization expense for the three months ended March 31, 2024 and 2023 was $5.1 million and $3.6 million, respectively, of which amortization related to internal-use software, was $3.7 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively.
During the three months ended March 31, 2024, internal-use software, both in service and in development, increased by $10.9 million. This increase related to enhancements in the Company’s core technology, products and services and artificial intelligence, as well as investment in future technology, such as the Zio Monitor System, the Company's next generation biosensor technology platform.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued payroll and related expenses	$24,995	$47,656
Accrued vacation	9,924	8,608
Accrued expenses	19,546	14,891
Claims payable	5,032	4,578
Accrued employee share purchase plan contributions	2,958	1,037
Accrued state and foreign income and sales taxes	2,953	2,877
Accrued professional services fees	4,636	3,715
Total accrued liabilities	$70,044	$83,362

7. COMMITMENTS AND CONTINGENCIES
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
During the three months ended March 31, 2024, there were no material changes to the leases from those described in Note 8, Commitments and Contingencies, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Contractual obligations under operating lease liabilities were as follows (in thousands):

Year Ended December 31:
2024 (remainder of the year)	$10,670
2025	15,627
2026	16,090
2027	16,486
2028	16,379
Thereafter	47,098
Total lease payments	122,350
Less: imputed interest	(29,421)
Total lease liabilities	$92,929

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
On February 20, 2024, Welch Allyn, a subsidiary of Hill-Rom Holdings, Inc. which was acquired by Baxter International, Inc., filed a lawsuit against the Company in the United States District Court for the District of Delaware, alleging that the Company's Zio patches infringe certain of its patents and that iRhythm’s infringement was willful. We filed a motion to dismiss Welch Allyn’s willful infringement claims on April 11, 2024. Welch Allyn filed an amended complaint on April 24, 2024 that continues to allege that our Zio devices infringe certain of its patents and that iRhythm’s infringement was willful. Welch Allyn seeks money damages and attorneys’ fees. The Company believes this lawsuit is without merit and plans to defend itself vigorously.

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
Indemnifications
In the ordinary course of business, the Company enters into agreements pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by applicable law. The Company currently has directors’ and officers’ insurance. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions, and believes that the estimated fair value of these indemnification obligations is not material and it has not accrued any amounts for these obligations.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
8. DEBT
1.50% Senior Convertible Notes due 2029
The carrying amounts of the Company’s 2029 Notes were as follows (in thousands):

	March 31, 2024	December 31, 2023
Principal amount	$661,250	$—
Unamortized debt issuance costs	(17,174)	—
Carrying amount of senior convertible notes due 2029	$644,076	$—
The following table summarizes the components of interest expense and the effective interest rate for the 2029 Notes for the periods shown (in thousands):

	Three Months Ended March 31,
	2024	2023
Contractual coupon interest	$689	$—
Amortized debt issuance costs	399	—
Total interest expense recognized on senior convertible notes due 2029	$1,088	$—

Effective interest rate	2.0%	—%
On March 7, 2024, the Company completed an offering of $661.3 million aggregate principal amount of unsecured senior convertible notes with a stated interest rate of 1.50% and a maturity date of September 1, 2029. The proceeds include the full exercise of the option granted by the Company to the initial purchasers of the 2029 Notes to purchase up to an additional $86.3 million aggregate principal amount of notes. Interest on the 2029 Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2024. The net proceeds from the offering, after deducting initial purchasers’ discounts and estimated costs directly related to the offering, were approximately $643.6 million. The initial conversion rate of the 2029 Notes is 6.7927 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $147.22 per share, subject to adjustments. The 2029 Notes may be settled in cash, stock, or a combination thereof, solely at the Company's discretion.
The Company used net proceeds from the offering to purchase capped calls, as well as repayment of the Company's outstanding debt which is described below. In addition, the Company also used net proceeds from the offering to repurchase shares of the Company's common stock. Refer to Note 10, Stockholders' Equity for further details relating to the Company's shares repurchase.
No principal payments are due on the 2029 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the indenture relating to the 2029 Notes (the “Indenture”) includes customary terms and covenants, including certain events of default after which the 2029 Notes may be due and payable immediately. The Company uses the if-converted method for assumed conversion of the 2029 Notes to compute the weighted-average shares of common stock outstanding for diluted earnings per share, when applicable.
Conversion Rights at the Option of the Holders
Holders of the 2029 Notes who convert their notes in connection with a make-whole fundamental change (as defined in the Indenture) or convert their 2029 Notes called (or deemed called) for redemption in connection with any optional redemption are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a fundamental change (as defined in the Indenture), holders of the 2029 Notes may require the Company to repurchase for cash all or a portion of their notes at a price equal to 100% of the principal amount of notes, plus any accrued and unpaid interest to, but excluding, the repurchase date.
Holders of the 2029 Notes may convert all or a portion of their notes prior to the close of business on the business day immediately preceding June 1, 2029, in multiples of $1,000 principal amount, only under the following circumstances:
(1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2024 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the 2029 Notes on each applicable trading day;

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the 2029 Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate of the 2029 Notes on such trading day;
(3) if the Company calls any or all 2029 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2029 Notes called (or deemed called) for redemption; or
(4) upon the occurrence of specified corporate events as specified in the Indenture.
On or after June 1, 2029, until 5:00 p.m., New York City time, on the second scheduled trading day immediately preceding September 1, 2029, holders of the notes may convert the 2029 Notes, in multiples of $1,000 principal amount, at their option regardless of the foregoing circumstances.
Conversion Rights at Our Option
The Company may not redeem the 2029 Notes prior to September 5, 2027. On or after September 5, 2027 and prior to June 1, 2029, the Company may redeem at its option for cash all or any portion of the 2029 Notes, at the redemption price, if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides the redemption notice. The redemption price will be equal to 100% of the principal amount of the 2029 Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
2029 Capped Call Transactions
On March 4, 2024, in connection with the offering of the 2029 Notes, the Company entered into privately negotiated capped call transactions (the “2029 Capped Calls”) with certain financial institutions. The 2029 Capped Calls will cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2029 Notes, the number of shares of the Company's common stock that will initially underlie the 2029 Notes. The 2029 Capped Calls are expected generally to reduce potential dilution to the Company's common stock upon conversion of the 2029 Notes and/or offset any cash payments that the Company could be required to make in excess of the principal amount of converted 2029 Notes, as the case may be, with such reduction and/or offset subject to a cap. The 2029 Capped Calls have an initial cap price of $218.10 per share, subject to adjustments, which represents a premium of 100% over the closing price of the Company's common stock of $109.05 per share on the Nasdaq Global Select Market on March 4, 2024. The Company completed the purchase of the 2029 Capped Calls on March 7, 2024, for the amount of $72.4 million. The cost to purchase the 2029 Capped Calls was recorded as a reduction to additional paid-in capital in the Company's consolidated balance sheets, as the 2029 Capped Calls met the criteria for classification within stockholders’ equity.
Braidwell Debt
On January 3, 2024 (the “Closing Date”), the Company entered into the Credit, Security and Guaranty Agreement (the “Braidwell Credit Agreement”) with Braidwell Transactions Holdings LLC – Series 5 (“Braidwell”), which provided for a senior secured term loan in an aggregate principal amount of up to $150.0 million (the “Braidwell Term Loan Facility”). An initial tranche of $75.0 million (“Initial Loan”) was funded on the Closing Date. In addition to the Initial Loan, the Braidwell Term Loan Facility included an additional tranche of $75.0 million, which was accessible by the Company through the one year anniversary of the Closing Date, so long as the Company satisfied certain customary conditions. The Braidwell Term Loan Facility had a maturity date of January 3, 2029 (the “Maturity Date”) and provided, at the Company’s election, for the option to have a portion of interest added to principal rather than paid in cash during the term of the loan, with principal and accrued interest due at the Maturity Date.
On March 7, 2024, in connection with the offering of the 2029 Notes, the Company used approximately $80.2 million of the net proceeds for the repayment in full of the $75.0 million outstanding Initial Loan, as well as interest, fees and expenses associated with terminating the agreement. Interest expense for the three months ended March 31, 2024 was $1.8 million, consisting of contractual coupon interest and amortized debt issuance costs of $1.6 million and $0.2 million, respectively. The Company incurred $5.6 million of fees and expenses relating to the repayment of the Initial Loan and the termination of the Braidwell Credit Agreement, inclusive of unamortized debt origination costs, which has been recorded within loss on extinguishment of debt in the Company’s condensed consolidated statements of income during the three months ended March 31, 2024.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
SVB Term Loan
In October 2018, the Company entered into the Third Amended and Restated Loan and Security Agreement (“SVB Loan Agreement”) with Silicon Valley Bank (“SVB”). Under the SVB Loan Agreement, the Company had borrowed $35.0 million and had made repayments through March 2022, at which time the outstanding balance was $18.5 million.
On March 28, 2022, the Company entered into a Second Amendment (“2022 Amendment”) to its SVB Loan Agreement which provided for a term loans facility in the aggregate principal amount of up to $75.0 million (the “2022 Term Loans”), of which $35.0 million was borrowed at closing and a portion of the proceeds was used to pay in full the outstanding balance of $18.5 million under the SVB Loan Agreement. None of the remaining $40.0 million of the 2022 Term Loans was borrowed up through December 31, 2023.
The 2022 Amendment also amended the terms of the revolving credit line under the SVB Loan Agreement, which provided for an aggregate principal amount of $25.0 million.
On January 3, 2024, in connection with the entry into the Braidwell Credit Agreement, the Company used approximately $37.8 million of the net proceeds for the repayment in full of the $35.0 million outstanding principal balance as well as interest, fees and expenses associated with terminating the agreement. Upon termination of the SVB Loan Agreement, SVB’s security interest in the Company’s assets and property was released.
Interest expense for the three months ended March 31, 2024 and 2023 was de minimis and $0.8 million, respectively. Contractual coupon interest for the three months ended March 31, 2024 and 2023 was de minimis and $0.7 million, respectively. Amortized debt issuance costs for the three months ended March 31, 2024 and 2023 was de minimis. The Company incurred $2.0 million of fees and expenses relating to the termination of the SVB Loan Agreement, which has been recorded within loss on extinguishment of debt in the Company’s condensed consolidated statements of income during the three months ended March 31, 2024.

9. INCOME TAXES
The Company recorded a tax provision related to its U.S. state taxes and its foreign subsidiaries during the three months ended March 31, 2024 and 2023. Due to the uncertainties surrounding the realization of the U.S. deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.
10. STOCKHOLDERS' EQUITY
Common Stock
The Company’s amended and restated certificate of incorporation dated October 25, 2016, as amended, authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends were declared through March 31, 2024.
The Company had reserved shares of common stock for the equity incentive plan issuances as follows (in thousands):

	March 31, 2024	December 31, 2023
Options issued and outstanding	298	307
Unvested restricted stock units and performance-based restricted stock units[1]	2,699	2,438
Shares available for grant under future stock plans[1]	6,141	6,765
Shares available for future issuance	9,138	9,510

1PRSUs are based on the maximum number of PRSUs in the key executive grant agreements. The actual number of PRSUs awarded will be based on company performance criteria and relative Total Shareholder Return ("TSR"), as discussed in Note 11, Equity Incentive Plan and Stock-Based Compensation.
On March 7, 2024, the Company used approximately $25.0 million of the net proceeds from the 2029 Notes offering to repurchase 229,252 shares of the Company's common stock at a purchase price of $109.05 per share via privately negotiated transactions effected through one of the initial purchasers or its affiliate. Repurchased shares of the Company's common stock are held as treasury shares until they are reissued or retired.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

11. EQUITY INCENTIVE PLAN AND STOCK-BASED COMPENSATION
A summary of awards available for grant under the Company’s 2016 Equity Incentive Plan is as follows (in thousands):

Shares Available for Grant
Balance as of December 31, 2023	6,765
Awards granted [1]	(751)
Awards forfeited [1]	127
Balance as of March 31, 2024	6,141

1 Awards granted and forfeited include PRSUs, which are based on the maximum number of PRSUs in the key executive grant agreements. The actual number of PRSUs awarded will be based on company performance criteria and relative TSR, as described below.

Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of RSUs and PRSUs are based on the Company’s closing stock price on the date of grant. The fair value of market based PRSUs were estimated at the date of grant using the Monte-Carlo option pricing model. A summary is as follows (in thousands, except weighted average grant date fair value):

	Restricted Stock Units		Performance Based Restricted Stock Units and Market-Based Units
	Shares Underlying RSUs	Weighted Average Grant Date Fair Value	Shares Underlying PRSUs [1]	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023	1,542	$117.90	896	$121.80
Granted	503	118.05	248	133.50
Vested	(301)	124.95	(62)	77.50
Forfeited	(37)	115.01	(90)	85.11
Balance as of March 31, 2024	1,707	$116.76	992	$130.60

1Based on the maximum number of PRSUs in the key executive grant agreements. The actual number of PRSUs awarded will be based on the annual unit volume compound annual growth rate ("CAGR") as described below.
As of March 31, 2024, there was total unamortized compensation costs of $163.5 million, net of estimated forfeitures, related to RSUs, which the Company expects to recognize over a weighted average period of 1.9 years. Aggregate intrinsic value of the RSUs was $198.1 million as of March 31, 2024.
As of March 31, 2024, there was total unamortized compensation costs of $54.0 million, net of estimated forfeitures, related to PRSUs, which the Company expects to recognize over a weighted average remaining period of 2.2 years. Aggregate intrinsic value of the PRSUs was $114.9 million as of March 31, 2024.
Market-based PRSUs
The Company grants PRSUs to its key executives. PRSUs can be earned in accordance with the performance equity program for each respective grant.
For further details on PRSUs granted in 2023 and prior years, please refer to Note 13, Equity Incentive Plans, in the financial statements accompanying the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
In February 2024, the Company granted market-based PRSUs to senior executive officers. These PRSUs to be earned will be based on the CAGR calculated between fiscal year 2026 and fiscal year 2023 annual unit volume and measuring performance thresholds mentioned above, as well as a relative comparison of the S&P Healthcare Equipment Select Industry Index to the Company's Total Shareholder Return (“TSR”). The grant date fair value of the TSR was based on the expected term of 2.8 years, interest risk free rate of 4.4%, implied volatility of 67.95% and no dividend yield. These February 2024 awards are subject to the recipient senior executive officer's continued employment through the vesting date of March 16, 2027.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Options
The following table summarizes stock option activity:

		Options Outstanding
	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2023	307	$42.34	3.29	$19,859
Options exercised	(9)	67.54
Balance as of March 31, 2024	298	41.58	3.13	22,176
Options exercisable – March 31, 2024	298	$41.58	3.13	$22,176
There have been no options granted since December 31, 2019. As of March 31, 2024, the options were fully vested.
Employee Stock Purchase Plan
During the three months ended March 31, 2024 there were no material changes to the ESPP from those described in Note 13, Equity Incentive Plans, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
As of March 31, 2024, the Company had $2.9 million of unrecognized compensation expense that will be recognized over a weighted average period of 0.5 years.
Stock-Based Compensation Expense
The following table summarizes the total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$846	$564
Research and development	3,596	2,387
Selling, general and administrative	16,549	15,300
Total stock-based compensation expense	$20,991	$18,251

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

12. NET LOSS PER SHARE
As the Company had net losses for the three months ended March 31, 2024 and 2023, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share during the three months ended March 31, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(45,667)	$(39,109)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	31,033	30,297
Net loss per common share, basic and diluted	$(1.47)	$(1.29)
In accordance with ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20), the Company applies the if-converted method in computing the effect of the Company's senior convertible notes on diluted net income per share. For periods in which the Company reports net income, the numerator of the diluted per share computation is adjusted for interest expense and amortization of debt issuance costs, net of tax, and the denominator is adjusted for the weighted average number of shares into which each of the Company’s senior convertible notes could be converted. The effect is only included in the calculation of diluted net income per share for those senior convertible notes which reduce net income per share.
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the three months ended March 31, 2024 and 2023 because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	298	311
RSUs and PRSUs[1] unvested	2,699	2,523
Senior convertible notes	4,492	—
Total	7,489	2,834

1PRSUs are based on the maximum number of PRSUs in the key executive grant agreements. The actual number of PRSUs awarded will be based on company performance criteria and relative TSR, as discussed in Note 11, Equity Incentive Plan and Stock-Based Compensation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors."
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
Each Zio System combines an FDA-cleared and CE-marked, wire-free, patch-based, 14-day wearable biosensor that continuously records ECG data with a proprietary, FDA-cleared, CE-marked cloud-based data analytic software to help physicians monitor patients and diagnose arrhythmias. Since receiving FDA clearance, we have provided the Zio Services to over six million patients and have collected over 1.8 billion hours of curated heartbeat data.
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
The following are Zio Services shown as a percentage of revenue:

	Three Months Ended March 31,
	2024	2023
Contracted third-party payors	54%	56%
Centers for Medicare and Medicaid	24%	24%
Healthcare institutions	15%	14%
Non-contracted third-party payors	7%	6%
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
We define Adjusted EBITDA for a particular period as net loss before income tax provision, depreciation and amortization, interest expense, and interest income and as further adjusted for stock-based compensation expense, impairment and restructuring charges, business transformation costs, and loss on extinguishment of debt. Business transformation costs include professional services and employee termination costs to augment and restructure the organization, inclusive of both outsourced and offshore resources.

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
The following table presents a reconciliation of Net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(45,667)	$(39,109)
Interest expense	2,860	950
Interest income	(3,057)	(1,434)
Income tax provision	32	87
Depreciation and amortization	5,131	3,576
Stock-based compensation	20,991	18,251
Business transformation costs	—	5,686
Loss on extinguishment of debt	7,589	—
Adjusted EBITDA	$(12,121)	$(11,993)
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
Our hybrid work arrangements and decision to pursue a sublease for our leased San Francisco headquarters resulted in an impairment of our right-of-use ("ROU") asset and related leasehold improvements and furniture and fixtures during the three months ended March 31, 2022. In the fourth quarter of 2023, we recorded an additional impairment of our ROU asset and related leasehold improvements and furniture and fixtures on our leased San Francisco headquarters, due to a continued soft real estate rental market within the city proper San Francisco, California. As we continue to evaluate our global real estate footprint, we may incur additional impairment charges related to real property lease agreements.
Revenue
The majority of our revenue is derived from provision of our Zio Services to customers in the United States. We earn revenue from the provision of our Zio Services primarily from contracted third-party payors, CMS, and healthcare institutions. A small percentage of our revenue is from non-contracted third-party payors.

We recognize revenue on an accrual basis based on estimates of the amount that will ultimately be realized, which considers the amount submitted for payment and the amount received. These estimates require significant judgment by management. In determining the amount to accrue for the Zio Services (including a delivered report), we consider factors such as claim payment history from both payors and patient, available reimbursement, including whether there is a contract between us and the payor or healthcare institution and historical amount received for the service, and any current developments or changes that could impact reimbursement and healthcare institution payments.
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
Cost of Revenue
Cost of revenue includes direct labor, material costs, equipment and infrastructure expenses, amortization of internal-use software, allocated overhead, royalties, and shipping and handling. Direct labor includes payroll-related costs including stock-based compensation involved in manufacturing, clinical data curation, and customer service. Material costs include both the disposable materials costs of the Zio patches and amortization of the re-usable printed circuit board assemblies ("PCBAs"). Each Zio XT patch and Zio Monitor patch includes a PCBA, and each Zio AT patch includes a PCBA and gateway board, the cost of which is amortized over the anticipated number of uses of the board. We expect cost of revenue to increase in absolute dollars as our revenue increases due to increased direct labor, direct materials, and variable spending, as well as amortization of internal-use software, partially offset by economies of scale in relation to fixed costs such as overhead and facilities costs.
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
Our general and administrative expenses consist primarily of payroll-related costs for executive, finance, legal and administrative personnel, including stock-based compensation. Other significant expenses include professional fees for legal and accounting services, consulting fees, recruiting fees, bad debt expense, third-party patient claims processing fees, and travel expenses. In addition, we incurred business transformation costs to scale our organization during 2023, which are intended to achieve operational efficiencies in our administrative expenses over the long-term.
Interest Expense
Interest expense is attributable to borrowings under our loan agreements and senior convertible notes due 2029. See Note 8, Debt, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our debt.

Interest and Other Income, Net
Interest and other income, net consists primarily of interest income which consists of interest received on our cash and cash equivalents and marketable securities as well as realized and unrealized foreign currency exchange gains or losses.
Loss on Extinguishment of Debt
Loss on extinguishment of debt reflects the losses incurred in the early repayment of debt. See Note 8, Debt, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our loss on extinguishment of debt.
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenue	$131,929	$111,436	$20,493	18%
Cost of revenue	44,413	35,755	8,658	24%
Gross profit	87,516	75,681	11,835	16%
Operating expenses:
Research and development	16,994	14,842	2,152	14%
Selling, general and administrative	108,660	100,343	8,317	8%
Total operating expenses	125,654	115,185	10,469	9%
Loss from operations	(38,138)	(39,504)	1,366	(3)%
Interest expense	(2,860)	(950)	(1,910)	201%
Interest and other income, net	2,952	1,432	1,520	106%
Loss on extinguishment of debt	(7,589)	—	(7,589)	100%
Loss before income taxes	(45,635)	(39,022)	(6,613)	17%
Income tax provision	32	87	(55)	(63)%
Net loss	$(45,667)	$(39,109)	$(6,558)	17%

Revenue
Revenue increased by $20.5 million, or 18%, to $131.9 million during the three months ended March 31, 2024, as compared to $111.4 million during the three months ended March 31, 2023. The increase in revenue was primarily attributable to increases in the volume of Zio Services resulting from increased demand. Average selling price remained relatively stable period over period.
Cost of Revenue
Cost of revenue increased by $8.7 million, or 24%, to $44.4 million during the three months ended March 31, 2024, as compared to $35.8 million during the three months ended March 31, 2023. The increase in cost of revenue was due primarily to increases in headcount-related costs associated with the increase in volume of Zio Services. Additional impacts to cost of revenue include an increase of approximately $1.3 million in amortization charges for Zio XT and Zio Monitor PCBAs in conjunction with the ongoing commercial launch of Zio Monitor, as well as an increase of approximately $1.0 million in amortization charges for internal use software which support our revenue cycle.
Research and Development Expenses
Research and development expenses increased by $2.2 million, or 14%, to $17.0 million during the three months ended March 31, 2024, as compared to $14.8 million during the three months ended March 31, 2023. The increase in research and development expenses was primarily due to higher headcount-related costs (including stock-based compensation), consulting costs to support regulatory and legal matters, and further development, enhancement, and functionality of our current and future product offerings.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $8.3 million, or 8%, to $108.7 million during the three months ended March 31, 2024, as compared to $100.3 million during the three months ended March 31, 2023. The increase in selling, general and administrative expenses was primarily attributable to third-party patient claims processing fees, offset by reductions in headcount-related costs (including stock-based compensation) and consulting fees to support scaling the organization. During the first quarter of 2023, we incurred $5.7 million of business transformation costs, primarily related to severance and professional services, to support the growth in our operations, which were not incurred during the first quarter of 2024.
Interest expense
Interest expense increased by $1.9 million to $2.9 million during the three months ended March 31, 2024, as compared to $1.0 million during the three months ended March 31, 2023. The increase in interest expense was attributable to the $75.0 million Braidwell Term Loan Facility borrowed and repaid during the first quarter of 2024, as well as the $661.3 million 2029 Notes borrowed in March 2024.
Interest and other income, net
Interest and other income, net increased by $1.5 million to $3.0 million during the three months ended March 31, 2024, as compared to $1.4 million during the three months ended March 31, 2023. The increase was attributable to higher market interest rates earned from our cash and cash equivalents and marketable securities, as well as an increase in the average invested balances during the three months ended March 31, 2024, as compared to the same period in 2023, as a result of the borrowing under the 2029 Notes in March 2024.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $7.6 million for the three months ended March 31, 2024. The loss was related to the early extinguishment of both the SVB Loan Agreement and the Braidwell Term Loan Facility during the first quarter of 2024. See Note 8, Debt, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for details of our financing activities.

Liquidity and Capital Expenditures
Overview
As of March 31, 2024, we had cash and cash equivalents of $520.4 million, marketable securities of $48.7 million, and accounts receivable of $89.7 million. We continuously review our liquidity and anticipated capital requirements in light of the significant uncertainty created by the current macroeconomic environment, including inflation, interest rate volatility, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, and potential instability in the global banking system. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. During the first quarter of 2024, we experienced a temporary delay in the billing of our contracted and non-contracted payer customers, performed by our third-party claims processing vendor. The delay was due to a cybersecurity incident experienced by Change Healthcare, a division of UnitedHealth Group, which our third-party vendor engages for services relating to billing and collections. While we substantially cleared the billing backlog as of the end of the first quarter of 2024, the delay in billing resulted in a temporary delay in our cash collections. We expect our accounts receivable balance to approach more normalized levels over the course of the second quarter of 2024. We believe that our current cash, cash equivalents, and marketable securities balances, together with income to be derived from the sales of our Zio Services, will be sufficient to meet our liquidity requirements for at least the next 12 months.
Under the terms of the Development Agreement, we agreed to make milestone payments to Verily up to an aggregate of $12.75 million upon achievement of various development and regulatory milestones. We have achieved milestones tied to payments totaling $11.0 million through March 31, 2024, and anticipate making additional milestone payments of $1.75 million, subject to the achievement of specified milestones.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(52,029)	$(30,753)
Net cash provided by investing activities	39,998	3,820
Net cash provided by financing activities	504,641	905
Operating Activities
During the three months ended March 31, 2024, cash used in operating activities was $52.0 million, a increase of $21.2 million, as compared to $30.8 million during the three months ended March 31, 2023. The increase was primarily attributable to the timing of collections associated with our accounts receivable as discussed above. Additional increases in cash used in operating activities result from the timing of payments associated with our accrued liabilities and other assets, offset by a reduction in our prepaid and other current assets. During the first quarter of 2024, we purchased additional PCBAs for use with our Zio Monitor to support the advancement of our commercial launch.
Investing Activities
During the three months ended March 31, 2024, cash provided by investing activities was $40.0 million, an increase of $36.2 million as compared to cash provided by investing activities of $3.8 million during the three months ended March 31, 2023. The increase was primarily attributable to a net increase in investments in marketable securities of $37.5 million, offset by increases in purchases of property and equipment of $1.4 million.
Financing Activities
During the three months ended March 31, 2024, cash provided by financing activities was $504.6 million, a increase of $503.7 million as compared to $0.9 million during the three months ended March 31, 2023. The increase was primarily attributed to $661.3 million in proceeds from the issuance of our 2029 Notes. The increase was offset by $37.8 million associated with the payment of the SVB Loan Agreement and related termination costs, payment of $5.5 million associated with the Braidwell Term Loan Facility debt issuance and termination costs, payment of $16.6 million associated with debt issuance costs for our 2029 Notes, payment of $72.4 million for the purchase of the 2029 Capped Calls, and payment of $25.0 million for the repurchase of shares of our common stock.
1.50% Senior Convertible Notes due 2029
On March 7, 2024, we completed an offering of $661.3 million aggregate principal amount of unsecured senior convertible notes with a stated interest rate of 1.50% and a maturity date of September 1, 2029 (the “2029 Notes”). The proceeds include the full exercise of the option granted by us to the initial purchasers of the 2029 Notes to purchase up to an additional $86.3 million aggregate principal amount of notes. Interest on the 2029 Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2024. The net proceeds from the offering, after deducting initial purchasers’ discounts and estimated costs directly related to the offering, were approximately $643.6 million. The initial conversion rate of the 2029 Notes is 6.7927 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $147.22 per share, subject to adjustments. The 2029 Notes may be settled in cash, stock, or a combination thereof, solely at the Company's discretion.
We used approximately $72.4 million of the net proceeds from the offering to pay the cost of the 2029 Capped Calls, as described below. In addition, we used approximately $80.2 million of the net proceeds from the offering for the repayment in full of the indebtedness outstanding from the Initial Tranche of the Braidwell Term Loan Facility (as each such term is defined below). We also used approximately $25.0 million of the net proceeds from the offering to repurchase 229,252 shares of our common stock at a purchase price of $109.05 per share in privately negotiated transactions effected through one of the initial purchasers or its affiliate. These repurchases could increase (or reduce the size of any decrease in) the market price of our common stock, and could result in a higher effective conversion price for the 2029 Notes. We intend to use the remainder of the net proceeds from the offering for general corporate purposes.
No principal payments are due on the 2029 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the indenture relating to the 2029 Notes includes customary terms and covenants, including certain events of default after which the 2029 Notes may be due and payable immediately.

In connection with the offering of the 2029 Notes, we entered into the privately negotiated capped call transactions (the “2029 Capped Calls”) with certain financial institutions. The 2029 Capped Calls will cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2029 Notes, the number of shares of our common stock that will initially underlie the 2029 Notes. The 2029 Capped Calls are expected generally to reduce potential dilution to our common stock upon conversion of the 2029 Notes and/or offset any cash payments that we could be required to make in excess of the principal amount of converted 2029 Notes, as the case may be, with such reduction and/or offset subject to a cap. The 2029 Capped Calls have an initial cap price of $218.10 per share, subject to adjustments, which represents a premium of 100% over the closing price of our common stock of $109.05 per share on the Nasdaq Global Select Market on March 4, 2024.
Braidwell Debt
On January 3, 2024 (the “Closing Date”), we entered into the Credit, Security and Guaranty Agreement (the “Braidwell Credit Agreement”) with Braidwell Transactions Holdings LLC – Series 5 (“Braidwell”), which provided for a senior secured term loan in an aggregate principal amount of up to $150.0 million (the “Braidwell Term Loan Facility”). An initial tranche of $75.0 million (“Initial Loan”) was funded on the Closing Date. An additional tranche of $75.0 million was accessible through the one year anniversary of the Closing Date, so long as we satisfied certain customary conditions.
Our net proceeds from the Initial Loan were approximately $35 million, after deducting costs, fees and expenses, and repayment of our existing term loan from Silicon Valley Bank, as discussed below.
On March 7, 2024, in conjunction with the issuance of the 2029 Notes, the Company used approximately $80.2 million of the net proceeds for the repayment in full of the $75.0 million outstanding Initial Loan and $5.2 million for interest, fees and expenses associated with terminating the Braidwell Credit Agreement.
SVB Term Loan
In October 2018, we entered into the Third Amended and Restated Loan and Security Agreement ("SVB Loan Agreement") with Silicon Valley Bank ("SVB"). Under the SVB Loan Agreement, we had borrowed $35.0 million and had made repayments through March 2022, at which time the outstanding balance was $18.5 million.
On March 28, 2022, we entered into a Second Amendment (the “2022 Amendment”) to our SVB Loan Agreement which provided for a term loans facility in the aggregate principal amount of up to $75.0 million (the “2022 Term Loans”), of which $35.0 million was borrowed at closing and a portion of the proceeds was used to pay in full the outstanding balance of $18.5 million under the SVB Loan Agreement. None of the remaining $40.0 million of the 2022 Term Loans was borrowed up through December 31, 2023.
The 2022 Amendment also amended the terms of the revolving credit line under the SVB Loan Agreement, which provided for an aggregate principal amount of $25.0 million.
On January 3, 2024, in connection with the entry into the Braidwell Credit Agreement, we used approximately $37.8 million of the net proceeds for the repayment in full of the $35.0 million outstanding principal balance as well as interest, fees and expenses associated with terminating the agreement. Upon termination of the SVB Loan Agreement, SVB’s security interest in our assets and property was released. We continue to hold $8.4 million in letters of credit with SVB, securing them with cash on deposit.
Loan Investment in Private Company
In April 2024, we made a $10 million strategic loan investment in a private company. The loan can convert into preferred shares of the private company based upon certain qualifying financing events.
Contractual Obligations
Our contractual obligations as of December 31, 2023, are presented in our Annual Report on Form 10-K filed with the SEC on February 22, 2024. There were no significant changes to our lease obligations during the three months ended March 31, 2024. As of March 31, 2024, we had approximately $59.0 million of open purchase orders and contractual obligations in the ordinary course of business, the majority of which are due within one year. See Note 8, Debt, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for changes in our debt obligations during the first quarter of 2024.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The critical accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There were no material changes to our critical accounting estimates during the three months ended March 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities of $569.1 million and $133.8 million as of March 31, 2024, and December 31, 2023, respectively; which consisted of bank deposits, money market funds and U.S. government securities. Such interest-earning instruments carry a degree of interest rate risk.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates would have had a $0.3 million and $0.4 million impact to interest income for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, we had $661.3 million in outstanding aggregate principal amount of fixed rate debt relating to our 2029 Notes. Accordingly, we do not have economic interest rate exposure on the 2029 Notes. However, changes in interest rates could impact the fair market value of the 2029 Notes. Generally, the fair market value of the fixed interest rate of the 2029 Notes will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our 2029 Notes as of March 31, 2024 was $706.2 million.
Foreign Currency Exchange Rate Sensitivity
As of March 31, 2024, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
As required by Rule 13a under the Exchange Act, our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On February 1, 2021, a putative class action lawsuit was filed in the United States District Court for the Northern District of California (the "Court") alleging that we and our former Chief Executive Officer, Kevin M. King, violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. On August 2, 2021, the lead plaintiff filed an amended complaint, and filed a further amended complaint on September 24, 2021. The amended complaint names as defendants, in addition to us and Mr. King, our former Chief Executive Officer, Michael J. Coyle, and former Chief Financial Officer and former Chief Operating Officer, Douglas J. Devine. The purported class in the amended complaint includes all persons who purchased or acquired our common stock between August 4, 2020 and July 13, 2021, and seeks unspecified damages purportedly sustained by the class. On October 27, 2021, we filed a motion to dismiss, which the Court granted on March 31, 2022, entering judgment in favor of us and the other defendants. On April 29, 2022, the original named plaintiff appealed to the Ninth Circuit Court of Appeals. On October 11, 2023, after briefing by the parties and oral argument, the Ninth Circuit dismissed the appeal for lack of jurisdiction. The appellant filed a petition for rehearing en banc, which was denied on December 6, 2023.
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
On March 26, 2021, we received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California requesting information related to communications with the Food and Drug Administration and our products and services. On September 13, 2021, we received a second subpoena requesting additional information. On April 4, 2023, we received a Subpoena Duces Tecum from the Consumer Protection Branch, Civil Division of the U.S. Department of Justice, requesting production of various documents regarding our products and services. We are cooperating fully on these matters.
On February 20, 2024, Welch Allyn, Inc. (“Welch Allyn”), a subsidiary of Hill-Rom Holdings, Inc. which was acquired by Baxter International, Inc., filed a lawsuit against us in the United States District Court for the District of Delaware, alleging that our Zio patches infringe certain of its patents and that iRhythm’s infringement was willful. We filed a motion to dismiss Welch Allyn’s willful infringement claims on April 11, 2024. Welch Allyn filed an amended complaint on April 24, 2024 that continues to allege that our Zio devices infringe certain of its patents and that iRhythm’s infringement was willful. Welch Allyn seeks money damages and attorneys’ fees. We believe this lawsuit is without merit and plan to defend ourselves vigorously.
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
•Although our current Zio Systems are comprised of medical devices that have received FDA marketing authorization (510(k) clearance) as well as regulatory certifications in the European Union and the United Kingdom, we may regularly engage in product enhancements and in iterative changes to existing products, as well as seek to develop new technology or use of technology for new indications for use. These medical device developments may trigger further regulatory reviews and the results of those reviews are unpredictable.
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
During the three months ended March 31, 2024, we received approximately 24% of our total revenue from the Medicare program (inclusive of Medicare Advantage). The Medicare program is administered by CMS, which imposes extensive and detailed requirements on diagnostic services providers, including IDTFs. These requirements include, but are not limited to, rules that govern how we structure our relationships with physicians, how we operate our IDTFs and market our Zio Services, when we may perform diagnostic tests, and how and when we submit reimbursement claims. Our failure to comply with the applicable Medicare rules and requirements could result in discontinuation of our reimbursement under the Medicare payment program, a requirement to return funds already paid to us, civil monetary penalties, criminal penalties, and/or exclusion from the Medicare program, which would have a material adverse impact on our reputation, business, and results of operations.

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
CMS updates the reimbursement rates for diagnostic tests performed by IDTFs annually via the Medicare Physician Fee Schedule. Effective January 1, 2024, CMS established national payment rates for the CPT codes we use to report the long-term continuous monitoring services we perform with our Zio XT System and our Zio Monitor System: CPT codes 93247 (for wear-time of greater than 7 days and up to 15 days) and 93243 (for wear-time of greater than 48 hours and up to 7 days). On March 9, 2024, the Further Consolidated Appropriations Act, 2024, Pub. L. 118-47, was signed into law, which included an adjustment to the Medicare Physician Fee Schedule conversion factor for claims with dates of service after March 9, 2024. Based on the relative value units CMS assigned to CPT codes 93247 and 93243, from January 1, 2024 to March 8, 2024, the national reimbursement rates for our services were $230.52 and $219.71, respectively, and ranged from $231.34 to $326.79 and $220.51 to $311.46 for our Medicare-enrolled IDTF locations in Deerfield, Illinois, Houston, Texas, and San Francisco, California, when considering the geographic practice cost index for these locations. Currently, the national reimbursement rates for CPT codes 93247 and 93243 are $234.34 and $223.36, respectively, and range from $235.18 to $332.21 and from $224.16 to $316.62, respectively, for our IDTF locations. Because remote cardiac monitoring technology, including the Zio System, is rapidly evolving, there is a continuing risk that relative value units assigned, and reimbursement rates set, by CMS may not adequately reflect the value and expense of this technology and associated monitoring services, and CMS may reduce these rates in the future, which would adversely affect our financial results.
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
We have entered into the Development Agreement with Verily to develop certain next-generation Afib screening, detection, or monitoring devices to enhance our Zio Services, which involves combining our technology platforms and capabilities with those of Verily. As part of the Development Agreement, we paid Verily an up-front fee of $5.0 million in cash, and through March 31, 2024, we have achieved milestones and additional related payment obligations totaling $11.0 million. We have agreed to make additional payments over the term of the Development Agreement up to an aggregate of $1.75 million, subject to achievement of certain specified milestones. The success of our collaboration with Verily is highly dependent on the efforts provided to the collaboration by Verily and us and the skill sets of our respective employees. Support of these efforts requires significant resources, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even with FDA’s clearance of our clinically-integrated ZEUS System for the Zio Watch, continued product testing, market research, and related activities may result in a delay to device launch and additional expense associated with any commercialization efforts. Even if and when launched, the developed devices may also not be accepted in the marketplace, and there is no assurance that adequate coverage or reimbursement would be available, or that an alternative payment model can be developed.

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
Our operations in the UK account for approximately 2% of our revenue for the three months ended March 31, 2024 and we intend to continue to pursue growth opportunities in the UK. There are still a number of areas of uncertainty in connection with the future of the UK and its relationship with the EU following the UK’s exit from the EU in 2020 (commonly referred to as “Brexit”), including the application and interpretation of the UK-EU trade agreement (the “Trade and Cooperation Agreement”), which went into force in May 2021. For example, because a significant proportion of the regulatory framework in the UK is currently derived from EU directives and regulations, Brexit could result in material changes to the regulatory regime applicable to many of our current operations. The UK government and the MHRA began undertaking public consultations on the future regulation of medical devices in 2022 and plan to introduce the new regulatory system from July 2025 onwards, subject to appropriate transitional arrangements. The consultation indicated that the MHRA will publish guidance in relation to the changes to the regulatory framework and may rely more heavily on guidance to add flexibility to the regime. Although the Trade and Cooperation Agreement offers UK and EU companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas, economic relations between the UK and the EU are on more restricted terms than existed previously. Therefore, at this time, we cannot predict the impact that the Trade and Cooperation Agreement and any future agreements contemplated under the terms of the Trade and Cooperation Agreement will have on our future business efforts to commercialize our Zio Services in the UK and the EU. Accordingly, it is possible that the Trade and Cooperation Agreement may adversely affect our operations and financial results.
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
Further, we recognize a portion of our revenue from non-contracted third-party commercial payors. For example, during the three months ended March 31, 2024, revenue from non-contracted third-party commercial payors accounted for approximately 7% of our total revenue. We have limited visibility as to when we will receive payment for our Zio Services with non-contracted payors and we, XIFIN, or Omega must appeal any negative payment decisions, which often delays collections further. Additionally, a portion of the revenue from non-contracted payors is received from patient co-pays, which we may not receive for several months following delivery of service or may not receive at all. For revenue related to non-contracted payors, we estimate an average collection rate based on factors including historical cash collections. Subsequent adjustments, if applicable, are recorded as an adjustment to revenue. Fluctuations in revenue may make it difficult for us, research analysts, and investors to accurately forecast our revenue and operating results or to assess our actual performance. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.
We have a history of operating losses and may not achieve or sustain profitability in the future.
We have incurred net losses since our inception in September 2006. We generated net losses of $45.7 million and $39.1 million during three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $691.3 million. We have financed our operations to date primarily through private and public offerings of equity securities and revenue generated by prescriptions of our Zio Services. We have and expect to continue to incur significant research and development, sales and marketing, regulatory, and other expenses as we expand our marketing efforts to increase the prescription of our Zio Services, expand existing relationships with physicians, obtain regulatory clearances or approvals for our current or future services and related devices, conduct clinical trials on our existing and future services, and develop new services or add new features to our existing Zio Services. We also expect that our general and administrative expenses will continue to increase due to, among other things, the operational and regulatory burdens applicable to medical service providers that are public companies. As a result, we expect to continue to incur operating losses in the future. These losses, among other things, may have an adverse effect on our stockholders’ equity and the value of our common stock.
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
Our ability to use our net operating losses (“NOLs”) to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state law provisions, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. We could experience an ownership change that might limit our use of NOLs and tax credits in the future. In addition, realization of deferred tax assets, including NOL carryforwards, depends upon our future earnings in applicable tax jurisdictions. If we have insufficient future taxable income in the applicable tax jurisdiction for any reason, including any future corporate reorganization or restructuring activities, we may be limited in our ability to utilize some or all of our net operating losses to offset such income and reduce our tax liability in that jurisdiction. See Note 9, Income Taxes to the consolidated financial statements included herein for additional information.
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
We are involved in legal proceedings related to securities litigation and other matters and may become involved in other legal proceedings that arise from time to time in the future. For example, as discussed further in Note 7, Commitments and Contingencies, to the consolidated financial statements included herein, a putative securities class action lawsuit has been filed against the company and certain current officers or former officers of the company alleging violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder.
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
In addition, healthcare companies are subject to numerous investigations and inquiries by various governmental agencies. For example, as discussed further in Note 7, Commitments and Contingencies, to the consolidated financial statements included herein, in March 2021, we received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California requesting information related to communications with FDA and our Zio Systems, and, in September 2021, received a subpoena requesting additional information. More recently, on April 4, 2023, we received a Subpoena Duces Tecum from the Consumer Protection Branch, Civil Division of the U.S. Department of Justice, requesting production of various documents regarding our products and services. In addition, on May 25, 2023, we received a warning letter from FDA, which resulted from the inspection of our facility located in Cypress, California that concluded in August 2022. The warning letter alleges non-conformities to regulations for medical devices, including medical device reporting requirements, relating to our Zio AT System and medical device quality system requirements. We are cooperating fully in connection with these matters. Any future investigations of our executives, our managers, or our company could result in significant liabilities or penalties to us, as well as adverse publicity. Even if we are found to have complied with applicable law, the investigation or litigation may pose a considerable expense and would divert management’s attention, and have a potentially negative impact on the public’s perception of us, all of which could negatively impact our financial position and results of operations. Further, should we be found out of compliance with any of these laws, regulations, or programs, depending on the nature of the findings, our business, our financial position, and our results of operations could be negatively impacted.
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
Cybersecurity threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants or other service providers to criminal or other unauthorized threat actors, including state-sponsored attacks. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff. Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber incidents can result from deliberate attacks or unintentional events. Over the past several years, cyber-attacks and other cyber incidents have become more prevalent and much harder to detect and defend against. These cyber attacks and other incidents include unauthorized access to our network, information technology and data, and that our of contractors; compromise of employee credentials and accounts; transmission of computer viruses and other malware; phishing and spamming attacks; ransomware attacks and other acts of cyber extortion; and malicious actions by persons inside our organization and other insider threats. For example, during the first quarter of 2024, we experienced a temporary delay in the billing of our contracted and non-contracted payer customers, performed by our third-party claims processing vendor. The delay was due to a cybersecurity incident experienced by Change Healthcare, a division of UnitedHealth Group, which our third-party vendor engages for services relating to billing and collections. While we substantially cleared the billing backlog as of the end of the first quarter of 2024, the delay in billing resulted in a temporary delay in our cash collections. The increasing use of mobile devices for remote access to our systems and data also increases these vulnerabilities and risks. Our internal technology systems and infrastructure, and those of our contractors, are also vulnerable to damage from natural disasters, acts of terrorism, war and other acts of foreign governments and failures of telecommunication, electrical and other critical systems. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security or other problems that unexpectedly could interfere with our business operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures.
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

Risks Related to Our Debt
Our indebtedness could adversely affect our financial health and our ability to respond to changes in our business.
As a result of our level of increased debt following the completion of the offering of our 2029 Notes:
•our vulnerability to adverse general economic conditions and competitive pressures will be heightened;
•we will be required to dedicate a larger portion of our cash flow from operations to interest payments, limiting the availability of cash for other purposes;
•our flexibility in planning for, or reacting to, changes in our business and industry may be more limited; and
•our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.
We cannot be sure that our leverage resulting from the level of increased debt will not materially and adversely affect our ability to finance our operations or capital needs or to engage in other business activities. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt.
Furthermore, we will not be restricted under the terms of the indenture governing the 2029 Notes from incurring additional debt, securing future debt, recapitalizing our debt, repurchasing our stock, pledging our assets, making investments, paying dividends, guaranteeing debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on the 2029 Notes when due.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.
Our ability to make repay the principal of, to pay interest on or to refinance our indebtedness, including the 2029 Notes, or to make cash payments in connection with any conversions of 2029 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our existing indebtedness and any future indebtedness we may incur and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any current or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms or at all, which could result in a default on our debt obligations. In addition, any of our future current or future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
In addition, we may be unable to repurchase the 2029 Notes upon a fundamental change when required by the holders or repay prior to maturity any accelerated amounts due under the 2029 Notes upon an event of default or redeem the 2029 Notes or pay cash upon conversion of the 2029 Notes, and our future debt may contain limitations on our ability to pay cash upon conversion, repurchase or repayment of the 2029 Notes.
The capped call transactions may affect the value of our common stock.
In connection with the pricing of the 2029 Notes, we entered into capped call transactions with the option counterparties. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon conversion of the 2029 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2029 Notes, as the case may be, with such reduction and/or offset subject to a cap.
The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2029 Notes (and are likely to do so during any observation period related to a conversion of 2029 Notes or following any redemption or repurchase of 2029 Notes by us, in each case, if we elect to unwind a corresponding portion of the capped call transactions in connection with such conversion or such redemption or repurchase). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.

We are subject to counterparty risk with respect to the capped call transactions.
The option counterparties are financial institutions or affiliates of financial institutions, and we are subject to the risk that one or more of such option counterparties may default under the capped call transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. Past and current global economic conditions, including recent increases in prevailing interest rates, have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If any option counterparty becomes subject to bankruptcy or other insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transaction with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be positively correlated to an increase in our common stock market price and in the volatility of the market price of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurance as to the financial stability or viability of any option counterparty.
Conversion of the 2029 Notes will, to the extent we deliver shares upon conversion of such 2029 Notes, dilute the ownership interest of existing stockholders, including holders who had previously converted their 2029 Notes, or may otherwise depress our stock price.
The conversion of some or all of the 2029 Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of such 2029 Notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2029 Notes may encourage short selling by market participants because the conversion of the 2029 Notes could be used to satisfy short positions, or anticipated conversion of the 2029 Notes into shares of our common stock could depress our stock price.
The conditional conversion feature of the 2029 Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the 2029 Notes is triggered, holders of the 2029 Notes will be entitled to convert the 2029 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2029 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of the 2029 Notes do not elect to convert their 2029 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2029 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the 2029 Notes, could have a material effect on our reported financial results.
Under current accounting principles, we do not expect to separately account for the liability and equity components of the 2029 Notes and will instead present the entire amount of the 2029 Notes as debt on the balance sheet. Additionally, under the “if-converted” method, diluted earnings per share is generally calculated assuming that all the debt securities were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. However, if we were to make an irrevocable election to settle the principal amount of the 2029 Notes in cash, the if-converted method for calculating diluted earnings per share will only take into consideration the number of shares that would be issuable based on the extent to which the conversion value of such 2029 Notes exceeds their principal amount, provided the effect were dilutive. Furthermore, if any of the conditions to the convertibility of the 2029 Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the 2029 Notes as a current, rather than a long-term, liability. This reclassification could be required even if no holders convert their 2029 Notes and could materially reduce our reported working capital.

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
In addition, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, including those affiliated with the manufacture of certain components of our Zio Monitor system, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation.
Further, climate-related events, including the increasing frequency of extreme weather events, natural disasters, or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, cyberattack, or telecommunications failure, we may be unable to continue our operations and may endure system and service interruptions, reputational harm, delays in development of our Zio Systems and Zio Services, breaches of data security, and loss of critical data, all of which could cause us to experience higher attrition, losses, and additional costs to maintain or resume operations, or otherwise have an adverse effect on our business and operating results. Further, we do not maintain insurance sufficient to compensate us for the potentially significant losses that could result from disruptions to our services. Additionally, all the aforementioned risks may be further increased if our or our partners’ disaster recovery plans are inadequate.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 – January 31, 2024	—	$—	N/A	N/A
February 1, 2024 – February 29, 2024	—	—	N/A	N/A
March 1, 2024 – March 31, 2024(1)	229,252	109.05	N/A	N/A
Total	229,252	$109.05	N/A	N/A
(1) In March 2024, the Company used a portion of the proceeds of the offering of the 2029 Notes to repurchase 229,252 shares of our common stock at a per share price of $109.05, for an aggregate purchase price of approximately $25.0 million, via privately negotiated transactions. See Note 10, “Stockholders' Equity” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for information regarding the 2029 Notes.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
Adoption
On March 13, 2024, Mark J. Day, the Company's then Chief Technology Officer, entered into a prearranged written stock sale plan in accordance with Rule 10b5-1 (the “Day Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s common stock. The Day Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Day Rule 10b5-1 Plan provides for the potential sale of up to 6,090 shares of the Company’s common stock, including upon the vesting and settlement of restricted stock units and performance restricted stock units for shares of the Company’s common stock, so long as the market price of the Company’s common stock is higher than certain minimum threshold prices specified in the Day Rule 10b5-1 Plan, between June 12, 2024 and March 13, 2025.
The Day Rule 10b5-1 Plan includes a representation from Mr. Day to the broker administering the plan that he was not in possession of any material nonpublic information regarding the Company or the securities subject to the Day Rule 10b5-1 Plan at the time it was entered into. A similar representation was made to the Company in connection with the adoption of the Day Rule 10b5-1 Plan under the Company’s policies regarding transactions in the Company’s securities. Those representations were made as of the date of adoption of the Day Rule 10b5-1 Plan, and speak only as of such date. In making those representations, there is no assurance with respect to any material nonpublic information of which the insider was unaware, or with respect to any material nonpublic information acquired by the insider or the Company after the date of the representation.

ITEM 6.    EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of, and incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
4.1	Indenture dated March 7, 2024 between iRhythm Technologies, Inc. and U.S. Bank Trust Company, National Association, as trustee (including the form of 1.50% Convertible Senior Notes due 2029).	8-K	001-37918	4.1	3/8/2024
10.1	Form of Capped Call Transaction Confirmation.	8-K	001-37918	99.1	3/8/2024
10.2	Credit, Security and Guaranty Agreement, dated January 3, 2024, by and among iRhythm Technologies, Inc., Braidwell Transaction Holdings LLC – Series 5 and Wilmington Trust, National Association.	8-K	001-37918	10.1	1/8/2024
31.1	Certification of Chief Executive Officer required by Securities Exchange Act Rules 13a-14(a) and 15d-14(a).					X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

iRhythm Technologies, Inc.

Date: May 2, 2024	By:	/s/ Quentin S. Blackford
Quentin S. Blackford President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2024	By:	/s/ Brice A. Bobzien
Brice A. Bobzien Chief Financial Officer (Principal Financial Officer)