Form 10-Q
period 2024-06-30
iRhythm Technologies, Inc.
filed 2024-08-01
CIK 1388658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 25, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 31,236,075.

IRHYTHM TECHNOLOGIES, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements concerning our plans, objectives, and expectations for our business, operations, and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would”, and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the expected impact of global business, political, and macroeconomic conditions, including inflation, interest rate volatility, cybersecurity events, potential instability in the global banking system, and volatile market conditions, and global events, including public health crises, and ongoing geopolitical conflicts, such as the war in Ukraine and conflict in the Middle East, on our business, operations, and financial results;
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
iii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30, 2024	December 31, 2023
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$550,552	$36,173
Marketable securities	10,905	97,591
Accounts receivable, net	85,513	61,484
Inventory	15,425	13,973
Prepaid expenses and other current assets	15,113	21,591
Total current assets	677,508	230,812
Property and equipment, net	117,572	104,114
Operating lease right-of-use assets	46,833	49,317
Restricted cash, long-term	8,358	—
Goodwill	862	862
Other assets	68,052	48,039
Total assets	$919,185	$433,144
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,425	$5,543
Accrued liabilities	65,940	83,362
Deferred revenue	3,146	3,306
Operating lease liabilities, current portion	15,384	15,159
Total current liabilities	97,895	107,370
Long-term senior convertible notes	644,977	—
Debt, noncurrent portion	—	34,950
Other noncurrent liabilities	940	1,012
Operating lease liabilities, noncurrent portion	76,184	79,715
Total liabilities	819,996	223,047
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000 shares authorized; none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value – 100,000 shares authorized; 31,439 shares issued and 31,210 shares outstanding at June 30, 2024, respectively; and 30,954 shares issued and outstanding at December 31, 2023	31	31
Additional paid-in capital	835,356	855,784
Accumulated other comprehensive income (loss)	182	(112)
Accumulated deficit	(711,380)	(645,606)
Treasury stock, at cost; 229 and 0 shares at June 30, 2024 and December 31, 2023, respectively	(25,000)	—
Total stockholders’ equity	99,189	210,097
Total liabilities and stockholders’ equity	$919,185	$433,144
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(unaudited)
Revenue, net	$148,047	$124,130	$279,976	$235,566
Cost of revenue	44,576	37,905	88,989	73,660
Gross profit	103,471	86,225	190,987	161,906
Operating expenses:
Research and development	19,690	13,677	36,684	28,519
Selling, general and administrative	106,762	91,420	215,422	191,763
Total operating expenses	126,452	105,097	252,106	220,282
Loss from operations	(22,981)	(18,872)	(61,119)	(58,376)
Interest expense	(3,312)	(832)	(6,172)	(1,782)
Interest and other income, net	6,380	1,435	9,332	2,867
Loss on extinguishment of debt	—	—	(7,589)	—
Loss before income taxes	(19,913)	(18,269)	(65,548)	(57,291)
Income tax provision	194	213	226	300
Net loss	$(20,107)	$(18,482)	$(65,774)	$(57,591)
Net loss per common share, basic and diluted	$(0.65)	$(0.61)	$(2.12)	$(1.89)
Weighted-average shares, basic and diluted	31,145	30,502	31,089	30,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(unaudited)
Net loss	$(20,107)	$(18,482)	$(65,774)	$(57,591)
Other comprehensive income (loss):
Net change in unrealized (loss) gain from marketable securities	(6)	(39)	(60)	288
Cumulative translation adjustment	277	(44)	354	(44)
Comprehensive loss	$(19,836)	$(18,565)	$(65,480)	$(57,347)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2024	2023
(unaudited)
Cash flows from operating activities
Net loss	$(65,774)	$(57,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,291	7,367
Stock-based compensation	42,812	32,350
Amortization of premium and accretion of discounts, net	(1,149)	(2,211)
Amortization of operating lease right-of-use assets	2,484	2,749
Amortization of debt discount	1,330	8
Provision for credit losses and contractual allowances	35,486	37,486
Loss on extinguishment of debt	7,589	—
Other	396	133
Changes in operating assets and liabilities:
Accounts receivable	(59,516)	(38,676)
Inventory	(1,466)	545
Prepaid expenses and other current assets	6,478	(1,260)
Other assets	(5,006)	(13,471)
Accounts payable and accrued liabilities	(10,681)	(1,637)
Deferred revenue	(160)	644
Operating lease liabilities	(3,303)	(1,761)
Net cash used in operating activities	(40,189)	(35,325)
Cash flows from investing activities
Purchases of property and equipment	(18,264)	(17,820)
Purchases of marketable securities	(2,426)	(72,851)
Maturities of marketable securities	90,200	106,500
Purchases of strategic investments	(15,000)	(3,000)
Net cash provided by investing activities	54,510	12,829
Cash flows from financing activities
Payment of SVB term loan and termination costs	(37,751)	—
Proceeds from Braidwell debt	75,000	—
Payments of issuance costs for Braidwell debt	(2,100)	—
Payment of Braidwell debt and termination costs	(78,660)	—
Proceeds from issuance of 2029 Notes	661,250	—
Payments of issuance costs for 2029 Notes	(17,241)	—
Purchases of capped call transactions	(72,407)	—
Purchase of treasury stock	(25,000)	—
Proceeds from issuance of common stock in connection with employee equity incentive plans	5,338	5,286
Net cash provided by financing activities	508,429	5,286
Effect of exchange rate changes on cash	(13)	(44)
Net increase (decrease) in cash, cash equivalents, and restricted cash	522,737	(17,254)
Cash, cash equivalents, and restricted cash, beginning of period	36,173	78,832
Cash, cash equivalents, and restricted cash, end of period	$558,910	$61,578
Supplemental disclosures of cash flow information:
Interest paid	$1,595	$1,417
Cash taxes paid	$360	$288
Cash received from tenant improvement allowances	$736	$1,603
Non-cash investing and financing activities:
Property and equipment costs included in accounts payable and accrued liabilities	$233	$107
Capitalized stock-based compensation in property and equipment	$3,829	$3,776

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)

The following table provides a breakdown of cash and cash equivalents, and restricted cash reported within the statement of cash flows:

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents	$550,552	$61,578
Restricted cash, long-term	8,358	—
Total cash, cash equivalents and restricted cash	$558,910	$61,578

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
(unaudited)
Balances at December 31, 2023	30,954	$31	$855,784	$(645,606)	$(112)	$—	$210,097
Issuance of common stock in connection with employee equity incentive plans, net	372	—	604	—	—	—	604
Purchase of capped call transactions	—	—	(72,407)	—	—	—	(72,407)
Purchase of treasury stock	(229)	—	—	—	—	(25,000)	(25,000)
Stock-based compensation	—	—	22,640	—	—	—	22,640
Net loss	—	—	—	(45,667)	—	—	(45,667)
Net change in unrealized (loss) on marketable securities	—	—	—	—	(54)	—	(54)
Cumulative translation adjustment	—	—	—	—	77	—	77
Balances at March 31, 2024	31,097	$31	$806,621	$(691,273)	$(89)	$(25,000)	$90,290
Issuance of common stock in connection with employee equity incentive plans, net	113	—	4,734	—	—	—	4,734
Stock-based compensation	—	—	24,001	—	—	—	24,001
Net loss	—	—	—	(20,107)	—	—	(20,107)
Net change in unrealized (loss) on marketable securities	—	—	—	—	(6)	—	(6)
Cumulative translation adjustment	—	—	—	—	277	—	277
Balances at June 30, 2024	31,210	$31	$835,356	$(711,380)	$182	$(25,000)	$99,189

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
(unaudited)
Balances at December 31, 2022	30,193	$28	$762,380	$(522,200)	$(396)	$239,812
Issuance of common stock in connection with employee equity incentive plans, net	270	2	903	—	—	905
Stock-based compensation	—	—	19,899	—	—	19,899
Net loss	—	—	—	(39,109)	—	(39,109)
Net change in unrealized gain on marketable securities	—	—	—	—	327	327
Balances at March 31, 2023	30,463	$30	$783,182	$(561,309)	$(69)	$221,834
Issuance of common stock in connection with employee equity incentive plans, net	87	—	4,383	—	—	4,383
Stock-based compensation	—	—	16,227	—	—	16,227
Net loss	—	—	—	(18,482)	—	(18,482)
Net change in unrealized loss on marketable securities	—	—	—	—	(39)	(39)
Cumulative translation adjustment	—	—	—	—	(44)	(44)
Balances at June 30, 2023	30,550	$30	$803,792	$(579,791)	$(152)	$223,879
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
The Company is headquartered in San Francisco, California, which also serves as a clinical center. The Company has additional clinical centers in Deerfield, Illinois and Houston, Texas, and a manufacturing facility in Cypress, California.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. As permitted under those rules, the condensed consolidated financial statements and related disclosures as of December 31, 2023 have been derived from the audited consolidated financial statements but do not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s unaudited condensed consolidated financial information. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any other interim period or for any other future year.
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
Risks and Uncertainties
Macroeconomic Factors and Supply Chain Constraints
The Company’s operations and performance may vary based on worldwide economic and political conditions, which have been adversely impacted by continued global economic uncertainty, political instability, and military hostilities in multiple geographies including ongoing geopolitical conflicts, such as the war in Ukraine and conflict in the Middle East, domestic and global inflationary trends, interest rate volatility, potential instability in the global banking system, global supply shortages, and a tightening labor market. A severe or prolonged economic downturn or period of global political instability could drive hospitals and other healthcare professionals to tighten budgets and curtail spending, which could in turn negatively impact rates at which physicians prescribe the Company’s Zio Services. In addition, higher unemployment rates or reductions in employer-provided benefits plans could result in fewer commercially insured patients, resulting in a reduction in the Company’s margins and impairing the ability of uninsured patients to make timely payments. A weak or declining economy could also strain the Company’s suppliers, possibly resulting in supply delays and disruptions. There is also a risk that one or more of the Company’s current service providers, suppliers, or other partners may not survive such difficult economic times, which could directly affect the Company’s ability to attain its goals on schedule and on budget. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. The Company cannot predict the timing, strength, or duration of an economic downturn, instability, or recovery, whether worldwide, in the United States, or within its industry.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
The Company’s hybrid work arrangements and decision to pursue a sublease for its leased San Francisco headquarters resulted in an impairment of its right-of-use ("ROU") asset and related leasehold improvements and furniture and fixtures during the years ended December 31, 2023 and 2022. As the Company continues to evaluate its global real estate footprint, the Company may incur additional impairment charges related to real property lease agreements.
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
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contractual allowances, provision for credit losses, the useful lives of property and equipment, the recoverability of long-lived assets, including the estimated usage of the printed circuit board assemblies (“PCBAs”), the incremental borrowing rate for operating leases, accounting for income taxes, impairment of ROU assets, and various inputs used in estimating stock-based compensation. Actual results may differ from those estimates.
Significant Accounting Policies
During the six months ended June 30, 2024, there were no changes to the Company’s significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, with the exception of the following:
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of purchase.
Under the terms of certain facility operating lease agreements, the Company is required to maintain a letter of credit as collateral during the term of the lease. As of June 30, 2024, restricted cash of $8.4 million was pledged as collateral under the letter of credit with Silicon Valley Bank.
Fair Value Option
The Company elected the fair value option, Accounting Standards Codification (“ASC”) 825-10, Financial Instruments - Overall, to account for its strategic loan investments. The Company recorded the strategic loan investments at fair value with changes in fair value recorded on the unaudited condensed consolidated statements of operations and comprehensive loss (Note 5). The primary reason for electing the fair value option was for simplification and cost-benefit considerations of accounting for the strategic loan investments at fair value versus bifurcation of the embedded derivatives.

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
Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. During the first quarter of 2024, the Company experienced a temporary delay in the billing of the Company's contracted and non-contracted payer customers, performed by the Company's third-party claims processing vendor. The delay was due to a cybersecurity incident experienced by Change Healthcare, a division of UnitedHealth Group, which the Company's third-party vendor engages for services relating to billing and collections. While the Company substantially cleared the billing backlog as of the end of the first quarter of 2024, the delay in billing resulted in a temporary delay in the Company's cash collections. During the second quarter of 2024, the Company received cash collections from the delayed billings, and expects further cash collections from those billings during the second half of the year.
The Company records a provision for credit losses based on the assessment of the collectability of customer accounts, considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. CMS accounted for 18% and 25% of accounts receivable at June 30, 2024 and December 31, 2023, respectively. One commercial customer accounted for approximately 13% of the Company's accounts receivable as of June 30, 2024. As presented in Note 3, CMS accounted for approximately 24% of the Company's revenue for the three and six months ended June 30, 2024, and 25% and 24% of the Company's revenue for the three and six months ended June 30, 2023, respectively.
Supply Risk
The Company relies on single-source vendors to supply some of its disposable housings, instruments and other materials used to manufacture the Zio patches and the adhesive that binds the Zio patch to a patient’s body. These components and materials are critical, and there could be a considerable delay in finding alternative sources of supply.
Recent Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this ASU to determine its impact on the Company's financial statement disclosures.
In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. Two primary enhancements related to this ASU include disaggregating existing income tax disclosures relating to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's financial statement disclosures.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
3. REVENUE AND ACCOUNTS RECEIVABLE
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Disaggregated revenue by payor type and major service line for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Contracted third-party payors	$79,255	54%	$67,324	54%	$151,027	54%	$129,231	55%
Centers for Medicare and Medicaid	36,254	24%	30,871	25%	68,041	24%	57,362	24%
Healthcare institutions	22,237	15%	18,214	15%	41,808	15%	33,995	15%
Non-contracted third-party payors	10,301	7%	7,721	6%	19,100	7%	14,978	6%
Total	$148,047		$124,130		$279,976		$235,566
Revenue generated from the United States comprised substantially all of the Company's revenue. No other commercial customer or country comprised 10% or greater of the Company's revenue during the three and six months ended June 30, 2024 and 2023.
Accounts Receivable, Provision for Credit Losses and Contractual Allowances
Accounts receivable includes amounts due to the Company from healthcare institutions, third-party payors, and government payors and their related patients, as a result of the Company's normal business activities. Accounts receivable is reported on the unaudited condensed consolidated balance sheets net of an estimated provision for credit losses and contractual allowances.
The Company establishes a provision for credit losses for estimated uncollectible receivables based on its assessment of the collectability of customer accounts and recognizes the provision as a component of selling, general and administrative expenses. The Company records a provision for contractual allowances based on the estimated differences between contracted amounts and expected collection rates for services performed. Such provisions are based on the Company's historical experience and are reported as a reduction of revenue.
The Company regularly reviews the allowances by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.
The following table presents the changes in the provision for credit losses (in thousands):

	Six Months Ended June 30, 2024	Year Ended December 31, 2023	Six Months Ended June 30, 2023
Balance, beginning of period	$20,289	$18,475	$18,475
Provision for credit losses	11,309	17,105	9,424
Write-offs, net of recoveries and other adjustments	(11,336)	(15,291)	(8,489)
Balance, end of period	$20,262	$20,289	$19,410
The following table presents the changes in the contractual allowance (in thousands):

	Six Months Ended June 30, 2024	Year Ended December 31, 2023	Six Months Ended June 30, 2023
Balance, beginning of period	$52,689	$41,389	$41,389
Add: provision for contractual adjustments	24,177	52,523	28,062
Less: contractual adjustments	(26,278)	(41,223)	(21,537)
Balance, end of period	$50,588	$52,689	$47,914

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
Certain of the Company’s customers pay the Company directly for the Zio XT service upon shipment of devices. Such advance payments are recognized as deferred revenue and are recorded as revenue when Zio reports are delivered to the healthcare provider. During the six months ended June 30, 2024 and 2023, $3.1 million and $3.0 million relating to the contract liability balance at the beginning of 2024 and 2023 was recognized as revenue, respectively. The deferred revenue liability was $3.1 million and $3.3 million as of June 30, 2024 and December 31, 2023, respectively.
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

4. CASH EQUIVALENTS AND MARKETABLE SECURITIES
The fair value of cash equivalents and marketable securities as of June 30, 2024 and December 31, 2023, were as follows (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$64,901	$—	$—	$64,901
U.S. government securities	10,908	—	(3)	10,905
Total cash equivalents and marketable securities	$75,809	$—	$(3)	$75,806
Classified as:
Cash equivalents				$64,901
Marketable securities				10,905
Total cash equivalents and marketable securities				$75,806

	December 31, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$12,594	$—	$—	$12,594
U.S. government securities	97,534	59	(2)	97,591
Total cash equivalents and marketable securities	$110,128	$59	$(2)	$110,185
Classified as:
Cash equivalents				$12,594
Marketable securities				97,591
Total cash equivalents and marketable securities				$110,185

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
The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.
The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$64,901	$—	$—	$64,901
U.S. government securities	—	10,905	—	10,905
Strategic investments	—	—	18,000	18,000
Total	$64,901	$10,905	$18,000	$93,806

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$12,594	$—	$—	$12,594
U.S. government securities	—	97,591	—	97,591
Strategic investments	—	—	3,000	3,000
Total	$12,594	$97,591	$3,000	$113,185
The Company's debt obligation as of December 31, 2023 is classified as Level 2 input. The fair value of the Company’s outstanding interest-bearing obligation as of December 31, 2023 approximated the carrying value of $35.0 million.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Fair Value of Strategic Investments
The Company holds strategic investments upon which it measures the fair value on a recurring basis. The carrying value of these investments are $18.0 million and $3.0 million as of June 30, 2024 and December 31, 2023, respectively.
During the three months ended June 30, 2024, the Company made a $15.0 million strategic loan investment in a privately-held company. The loan investment has a maturity date of April 1, 2029. The loan investment can convert into preferred shares of the private company based upon certain qualifying financing events. In accordance with ASC 820, Fair Value Measurement, the Company determined the $15.0 million loan investment represented the initial fair value as of June 30, 2024. The Company elected to use the fair value option with changes in fair value reported as unrealized gains and losses in the Company's unaudited condensed consolidated statements of operations at each subsequent reporting date. During the year ended December 31, 2023, the Company made a $3.0 million strategic equity investment in a separate privately-held company. As both companies are privately-held, limited information is available. The Company monitors information that becomes available quarterly and adjusts the carrying values of these investments if there are identified events or changes in circumstances that have a significant effect on their fair values. There have been no changes in fair value recorded in the Company's unaudited condensed consolidated statements of operations. The strategic investments are categorized as Level 3 investments within the fair value hierarchy and included in other assets in the Company’s unaudited condensed consolidated balance sheets.
The following table sets forth the changes in the estimated fair value of the Company's strategic investments measured on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Balance, beginning of period	$3,000	$—
Additions during the period	15,000	3,000
Change in fair value	—	—
Balance, end of period	$18,000	$3,000
Fair Value of Senior Convertible Notes
The fair value, based on a quoted market price (Level 1), of the Company’s senior convertible notes due 2029 (the "2029 Notes") is as follows (in thousands):

	June 30, 2024	December 31, 2023
Senior Convertible Notes due 2029	$664,292	$—

6. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials and work-in-progress	$6,324	$6,299
Finished goods	9,101	7,674
Total	$15,425	$13,973

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Other Assets
Other assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
PCBAs	$42,622	$38,987
Cloud computing arrangements	6,015	4,959
Strategic investments	18,000	3,000
Other	1,415	1,093
Total	$68,052	$48,039
The Company reuses PCBAs in each wearable Zio Monitor patch, Zio XT patch, and Zio AT patch, as well as the wireless gateway used in conjunction with the Zio AT patch. As PCBAs are used in a wearable Zio Monitor patch, Zio XT patch, or Zio AT patch, a portion of the cost of the PCBA is recorded as a cost of revenue. The PCBAs are charged over a period beyond one year. Charges to cost of revenue were $2.9 million and $5.7 million for the three and six months ended June 30, 2024, respectively, and $1.6 million and $3.0 million for the three and six months ended June 30, 2023, respectively.
During the six months ended June 30, 2024, PCBAs increased by $3.6 million primarily related to the purchase of PCBAs to support the expanded launch of the Zio Monitor System.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Laboratory and manufacturing equipment	$9,155	$6,007
Computer equipment and software	4,219	3,905
Furniture and fixtures	4,180	4,020
Leasehold improvements	27,118	24,885
Internal-use software in service	66,652	61,980
Internal-use software in development	58,009	43,701
Construction in progress	9,033	10,119
Total property and equipment, gross	178,366	154,617
Less: accumulated depreciation and amortization	(60,794)	(50,503)
Total property and equipment, net	$117,572	$104,114
Depreciation and amortization expense for the three and six months ended June 30, 2024 was $5.2 million and $10.3 million, respectively, and $3.8 million and $7.4 million for three and six months ended June 30, 2023, respectively, of which amortization related to internal-use software, was $3.7 million and $7.4 million for the three and six months ended June 30, 2024, respectively, and $2.8 million and $5.5 million, for the three and six months ended June 30, 2023, respectively.
During the three and six months ended June 30, 2024, internal-use software, both in service and in development, increased by $8.1 million and $19.0 million, respectively. This increase is related to enhancements in the Company’s core technology, products and services and artificial intelligence, as well as investment in future technology, such as the Zio Monitor System, the Company's next generation biosensor technology platform.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued payroll and related expenses	$28,476	$47,656
Accrued vacation	10,666	8,608
Accrued expenses	14,732	14,891
Claims payable	4,127	4,578
Accrued employee share purchase plan contributions	537	1,037
Accrued state and foreign income and sales taxes	3,464	2,877
Accrued professional services fees	3,938	3,715
Total accrued liabilities	$65,940	$83,362
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
During the six months ended June 30, 2024, there were no material changes to the leases from those described in Note 8, Commitments and Contingencies, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Contractual obligations under operating lease liabilities were as follows (in thousands):

Year Ended December 31:
2024 (remainder of the year)	$7,652
2025	15,612
2026	16,074
2027	16,469
2028	16,370
Thereafter	47,093
Total lease payments	119,270
Less: imputed interest	(27,702)
Total lease liabilities	$91,568

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
On February 1, 2021, a putative class action lawsuit was filed in the United States District Court for the Northern District of California (the "Court") alleging that the Company and its former Chief Executive Officer, Kevin M. King, violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. On August 2, 2021, the lead plaintiff filed an amended complaint, and filed a further amended complaint on September 24, 2021. The amended complaint names as defendants, in addition to the Company and Mr. King, its former Chief Executive Officer, Michael J. Coyle, and former Chief Financial Officer and former Chief Operating Officer, Douglas J. Devine. The purported class in the amended complaint includes all persons who purchased or acquired the Company's common stock between August 4, 2020 and July 13, 2021, and seeks unspecified damages purportedly sustained by the class. On October 27, 2021, the Company filed a motion to dismiss, which the Court granted on March 31, 2022, entering judgment in favor of the Company and the other defendants. On April 29, 2022, the original named plaintiff appealed to the Ninth Circuit Court of Appeals. On October 11, 2023, after briefing by the parties and oral argument, the Ninth Circuit dismissed the appeal for lack of jurisdiction. The appellant filed a petition for rehearing en banc, which was denied on December 6, 2023. On April 16, 2024, the original named plaintiff appealed the Ninth Circuit’s decision regarding jurisdiction to the United States Supreme Court (the “Supreme Court”) and, on May 20, 2024, the Company waived its right to provide a statement of opposition with respect to the issue of jurisdiction. On June 4, 2024, the Supreme Court requested the Company provide a statement of opposition, which is due August 2, 2024.
On February 6, 2024, a second putative class action lawsuit was filed in the Court alleging that the Company's current Chief Executive Officer, Quentin Blackford, the Company's current Chief Financial Officer, Brice Bobzien, and our former Chief Financial Officer and former Chief Operating Officer, Mr. Devine violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, and seeks unspecified damages purportedly sustained by the class. On July 19, 2024, an amended complaint was filed, naming the Company, Mr. Blackford, Mr. Bobzien, Mr. Devine, our Chief Commercial Officer Chad Patterson, our former Chief Technology Officer Mark Day, and our Chief Medical Officer, Chief Scientific Officer, and Executive Vice President of Product Innovation, Mintu Turakhia, as defendants.
The Company believes the above securities class action lawsuits to be without merit and plans to continue to defend itself vigorously.
On March 26, 2021, the Company received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California requesting information related to communications with FDA and the Company's products and services. On September 13, 2021, the Company received a second subpoena requesting additional information. On April 4, 2023, the Company received a Subpoena Duces Tecum from the Consumer Protection Branch, Civil Division of the U.S. Department of Justice (the "DOJ"), requesting production of various documents regarding the Company’s products and services. The Company has been cooperating fully on these matters. On July 1, 2024, the DOJ filed with the United States District Court for the Northern District of California a Petition for Order to Show Cause and Application for Enforcement with respect to the production of certain documentary materials which the Company asserts are protected by legal privileges. The Company intends to defend its privilege assertions over such materials in its response to the DOJ's petition.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
On February 20, 2024, Welch Allyn, a subsidiary of Hill-Rom Holdings, Inc. which was acquired by Baxter International, Inc., filed a lawsuit against the Company in the United States District Court for the District of Delaware, alleging that the Company's Zio devices infringe certain of its patents and that iRhythm’s infringement was willful. The Company filed a motion to dismiss Welch Allyn’s willful infringement claims on April 11, 2024. Welch Allyn filed an amended complaint on April 24, 2024 that continues to allege that the Company's devices infringe certain of its patents and that the Company’s infringement was willful. The Company filed a motion to dismiss Welch Allyn’s willful infringement allegations found in the amended complaint on June 12, 2024. Welch Allyn seeks money damages and attorneys’ fees. The Company believes this lawsuit is without merit and plans to defend itself vigorously.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
8. DEBT
1.50% Senior Convertible Notes due 2029
The carrying amounts of the Company’s 2029 Notes were as follows (in thousands):

	June 30, 2024	December 31, 2023
Principal amount	$661,250	$—
Unamortized debt issuance costs	(16,273)	—
Carrying amount of senior convertible notes due 2029	$644,977	$—
The following table summarizes the components of interest expense and the effective interest rate for the 2029 Notes for the periods shown (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual coupon interest	$2,507	$—	$3,196	$—
Amortized debt issuance costs	753	—	1,152	—
Total interest expense recognized on senior convertible notes due 2029	$3,260	$—	$4,348	$—

Effective interest rate	2.0%	—%	2.0%	—%
On March 7, 2024, the Company completed an offering of $661.3 million aggregate principal amount of unsecured senior convertible notes with a stated interest rate of 1.50% and a maturity date of September 1, 2029. The proceeds include the full exercise of the option granted by the Company to the initial purchasers of the 2029 Notes to purchase up to an additional $86.3 million aggregate principal amount of notes. Interest on the 2029 Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2024. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $643.8 million. The initial conversion rate of the 2029 Notes is 6.7927 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $147.22 per share, subject to adjustments. The 2029 Notes may be settled in cash, stock, or a combination thereof, solely at the Company's discretion.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
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
On March 7, 2024, in connection with the offering of the 2029 Notes, the Company used approximately $80.2 million of the net proceeds for the repayment in full of the $75.0 million outstanding Initial Loan, as well as interest, fees and expenses associated with terminating the agreement. Interest expense for the three and six months ended June 30, 2024 was nil and $1.8 million, respectively. Interest expense for the six months ended June 30, 2024 consisted of contractual coupon interest and amortized debt issuance costs of $1.6 million and $0.2 million, respectively. The Company incurred $5.6 million of fees and expenses relating to the repayment of the Initial Loan and the termination of the Braidwell Credit Agreement, inclusive of unamortized debt origination costs, which has been recorded within loss on extinguishment of debt in the Company’s unaudited condensed consolidated statements of operations for the six months ended June 30, 2024.
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
Interest expense for three and six months ended June 30, 2023 was $0.8 million and $1.8 million, respectively. Contractual coupon interest for the three and six months ended June 30, 2023 was $0.7 million and $1.4 million, respectively. Amortized debt issuance costs for the three and six months ended June 30, 2023 were nil and $0.2 million, respectively. Interest expense, contractual coupon interest, and amortized debt issuance costs for the three and six months ended June 30, 2024 was nil. The Company incurred $2.0 million of fees and expenses relating to the termination of the SVB Loan Agreement, which has been recorded within loss on extinguishment of debt in the Company's unaudited condensed consolidated statements of operations during the six months ended June 30, 2024.

9. INCOME TAXES
The Company recorded a tax provision related to its U.S. state taxes and its foreign subsidiaries during the three and six months ended June 30, 2024 and 2023. Due to the uncertainties surrounding the realization of the U.S. deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
10. STOCKHOLDERS' EQUITY
Treasury Shares
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

11. STOCK-BASED COMPENSATION
The following table summarizes the total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$866	$784	$1,712	$1,348
Research and development	3,792	2,155	7,388	4,542
Selling, general and administrative	17,163	11,160	33,712	26,460
Total stock-based compensation expense	$21,821	$14,099	$42,812	$32,350
Restricted Stock Units and Performance-Based Restricted Stock Units
As of June 30, 2024, there was a total of 1.7 million awards outstanding and total unamortized compensation cost of $149.3 million, net of estimated forfeitures, related to restricted stock units ("RSUs"), which the Company expects to recognize over a weighted average period of 1.8 years.
As of June 30, 2024, there was a total of 1.0 million awards outstanding and total unamortized compensation cost of $45.8 million, net of estimated forfeitures, related to performance based RSUs ("PRSUs"), which the Company expects to recognize over a weighted average remaining period of 2.0 years. PRSUs are based on the maximum number of PRSUs issuable in the key executive grant agreements. The actual number of PRSUs awarded will be based on company performance criteria.
Market-based PRSUs
The Company grants PRSUs to its key executives. PRSUs can be earned in accordance with the performance equity program for each respective grant.
In February 2024, the Company granted market-based PRSUs to senior executive officers. These PRSUs to be earned will be based on the cumulative annual growth rate ("CAGR") of annual unit volume calculated between fiscal year 2026 and fiscal year 2023 and measured against performance thresholds, as well as a relative comparison of the S&P Healthcare Equipment Select Industry Index to the Company's Total Shareholder Return (“TSR”). The grant date fair value of the TSR was based on the expected term of 2.8 years, interest risk free rate of 4.4%, implied volatility of 67.95% and no dividend yield. These February 2024 awards are subject to the recipient senior executive officer's continued employment through the vesting date of March 16, 2027.
Options
As of June 30, 2024, the Company had a total of 0.3 million options outstanding. As of June 30, 2024, the options were fully vested.
Employee Stock Purchase Plan
As of June 30, 2024, the Company had $4.8 million of unrecognized compensation expense that will be recognized over a weighted average period of 0.6 years.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

12. NET LOSS PER SHARE
As the Company had net losses for the three and six months ended June 30, 2024 and 2023, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share during the three and six months ended June 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(20,107)	$(18,482)	$(65,774)	$(57,591)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	31,145	30,502	31,089	30,400
Net loss per common share, basic and diluted	$(0.65)	$(0.61)	$(2.12)	$(1.89)
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
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the three and six months ended June 30, 2024 and 2023 because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock	295	309	295	309
RSUs and PRSUs[1] unvested	2,643	2,518	2,643	2,518
Senior convertible notes	4,492	—	4,492	—
Total	7,430	2,827	7,430	2,827

1PRSUs are based on the maximum number of PRSUs in the key executive grant agreements. The actual number of PRSUs awarded will be based on company performance criteria and relative TSR, as discussed in Note 11, Stock-Based Compensation.

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
The following are Zio Services shown as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contracted third-party payors	54%	54%	54%	55%
Centers for Medicare and Medicaid	24%	25%	24%	24%
Healthcare institutions	15%	15%	15%	15%
Non-contracted third-party payors	7%	6%	7%	6%
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
We define Adjusted EBITDA for a particular period as net loss before income tax provision, depreciation and amortization, interest expense, and interest income and as further adjusted for stock-based compensation expense, impairment and restructuring charges, business transformation costs, and loss on extinguishment of debt. Business transformation costs include costs associated with professional services, employee termination and relocation, third-party merger and acquisition, integration, and other costs to augment and restructure the organization, inclusive of both outsourced and offshore resources.

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
The following table presents a reconciliation of Net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(20,107)	$(18,482)	$(65,774)	$(57,591)
Interest expense	3,312	832	6,172	1,782
Interest income	(6,685)	(1,468)	(9,742)	(2,902)
Income tax provision	194	213	226	300
Depreciation and amortization	5,160	3,791	10,291	7,367
Stock-based compensation	21,821	14,099	42,812	32,350
Business transformation costs	1,296	5,409	1,296	11,095
Loss on extinguishment of debt	—	—	7,589	—
Adjusted EBITDA	$4,991	$4,394	$(7,130)	$(7,599)
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
Our hybrid work arrangements and decision to pursue a sublease for our leased San Francisco headquarters resulted in an impairment of its right-of-use ("ROU") asset and related leasehold improvements and furniture and fixtures during the years ended December 31, 2023 and 2022. As we continue to evaluate our global real estate footprint, we may incur additional impairment charges related to real property lease agreements.
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
Our general and administrative expenses consist primarily of payroll-related costs for executive, finance, legal and administrative personnel, including stock-based compensation. Other significant expenses include professional fees for legal and accounting services, consulting fees, recruiting fees, bad debt expense, third-party patient claims processing fees, business transformation, and travel expenses.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenue, net	$148,047	$124,130	$23,917	19%	$279,976	$235,566	$44,410	19%
Cost of revenue	44,576	37,905	6,671	18%	88,989	73,660	15,329	21%
Gross profit	103,471	86,225	17,246	20%	190,987	161,906	29,081	18%
Operating expenses:
Research and development	19,690	13,677	6,013	44%	36,684	28,519	8,165	29%
Selling, general and administrative	106,762	91,420	15,342	17%	215,422	191,763	23,659	12%
Total operating expenses	126,452	105,097	21,355	20%	252,106	220,282	31,824	14%
Loss from operations	(22,981)	(18,872)	(4,109)	22%	(61,119)	(58,376)	(2,743)	5%
Interest expense	(3,312)	(832)	(2,480)	298%	(6,172)	(1,782)	(4,390)	246%
Interest and other income, net	6,380	1,435	4,945	345%	9,332	2,867	6,465	225%
Loss on extinguishment of debt	—	—	—	—%	(7,589)	—	(7,589)	100%
Loss before income taxes	(19,913)	(18,269)	(1,644)	9%	(65,548)	(57,291)	(8,257)	14%
Income tax provision	194	213	(19)	(9)%	226	300	(74)	(25)%
Net loss	$(20,107)	$(18,482)	$(1,625)	9%	$(65,774)	$(57,591)	$(8,183)	14%

Revenue
Revenue increased by $23.9 million, or 19%, to $148.0 million during the three months ended June 30, 2024, as compared to $124.1 million during the three months ended June 30, 2023. Revenue increased by $44.4 million, or 19%, to $280.0 million during the six months ended June 30, 2024, as compared to $235.6 million during the six months ended June 30, 2023. For the three and six months ended June 30, 2024, the increases in revenue was primarily attributable to increases in the volume of Zio Services resulting from increased demand. Average selling price remained relatively stable period over period.
Cost of Revenue
Cost of revenue increased by $6.7 million, or 18%, to $44.6 million during the three months ended June 30, 2024, as compared to $37.9 million during the three months ended June 30, 2023. Cost of revenue increased by $15.3 million, or 21%, to $89.0 million during the six months ended June 30, 2024, as compared to $73.7 million during the six months ended June 30, 2023. The increase in cost of revenue was due primarily to increases in headcount-related costs associated with the increase in volume of Zio Services. For the three and six months ended June 30, 2024, additional impacts to cost of revenue include an increase of approximately $1.3 million and $2.6 million, respectively, in amortization charges for Zio XT and Zio Monitor PCBAs in conjunction with the ongoing commercial launch of Zio Monitor, as well as an increase of approximately $0.9 million and $1.9 million, respectively, in amortization charges for internal use software which support our revenue cycle.

Research and Development Expenses
Research and development expenses increased by $6.0 million, or 44%, to $19.7 million during the three months ended June 30, 2024, as compared to $13.7 million during the three months ended June 30, 2023. Research and development expenses increased by $8.2 million, or 29%, to $36.7 million during the six months ended June 30, 2024, as compared to $28.5 million during the six months ended June 30, 2023. The increase in research and development expenses was primarily due to higher headcount-related costs (including stock-based compensation), consulting costs to support regulatory and legal matters, and further development, enhancement, and functionality of our current and future product offerings.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $15.3 million, or 17%, to $106.8 million during the three months ended June 30, 2024, as compared to $91.4 million during the three months ended June 30, 2023. Selling, general, and administrative expenses increased by $23.7 million, or 12%, to $215.4 million during the six months ended June 30, 2024, as compared to $191.8 million during the six months ended June 30, 2023. For the three and six months ended June 30, 2024, the increase in selling, general and administrative expenses were primarily attributable to third-party patient claims processing fees, stock-based compensation expense, and legal fees, offset by reductions in headcount-related costs and professional fees to support scaling the organization. During each of the three and six months ended June 30, 2024, we incurred $1.3 million of business transformation costs, primarily related to merger and acquisition activities. During the three and six months ended June 30, 2023, we incurred $5.4 million and $11.1 million of business transformation costs, respectively, primarily related to severance and professional fees, to support the growth in our operations.
Interest expense
Interest expense increased by $2.5 million to $3.3 million during the three months ended June 30, 2024, as compared to $0.8 million during the three months ended June 30, 2023. Interest expense increased by $4.4 million to $6.2 million during the six months ended June 30, 2024, as compared to $1.8 million during the six months ended June 30, 2023. The increase in interest expense was primarily attributable to the $75.0 million Braidwell Term Loan Facility borrowed and repaid during the first quarter of 2024, as well as the $661.3 million 2029 Notes borrowed in March 2024.
Interest and other income, net
Interest and other income, net increased by $4.9 million to $6.4 million during the three months ended June 30, 2024, as compared to $1.4 million during the three months ended June 30, 2023. Interest and other income, net increased by $6.5 million to $9.3 million during the six months ended June 30, 2024, as compared to $2.9 million during the six months ended June 30, 2023. The increase was attributable to higher market interest rates earned from our cash and cash equivalents and marketable securities, as well as an increase in the average invested balances during the three and six months ended June 30, 2024, as compared to the same period in 2023, primarily as a result of the borrowing under the 2029 Notes in March 2024.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was nil and $7.6 million for the three and six months ended June 30, 2024, respectively. The loss was related to the early extinguishment of both the SVB Loan Agreement and the Braidwell Term Loan Facility during the first quarter of 2024. See Note 8, Debt, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for details of our financing activities.

Liquidity and Capital Resources
Overview
As of June 30, 2024, we had cash and cash equivalents of $550.6 million, marketable securities of $10.9 million, and accounts receivable of $85.5 million, with a significant portion of our cash and cash equivalents balance deposited within our interest-bearing bank concentration accounts. We continuously review our liquidity and anticipated capital requirements in light of the significant uncertainty created by the current macroeconomic environment, including inflation, interest rate volatility, and potential instability in the global banking system. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. During the first quarter of 2024, we experienced a temporary delay in the billing of our contracted and non-contracted payer customers, performed by our third-party claims processing vendor. The delay was due to a cybersecurity incident experienced by Change Healthcare, a division of UnitedHealth Group, which our third-party vendor engages for services relating to billing and collections. While we substantially cleared the billing backlog as of the end of the first quarter of 2024, the delay in billing resulted in a temporary delay in our cash collections. During the second quarter of 2024, we made significant progress on cash collections received associated with the delayed billings, and we expect further progress on cash collections from those delayed billings during the second half of the year. We believe that our current cash, cash equivalents, and marketable securities balances, together with income to be derived from the sales of our Zio Services, will be sufficient to meet our liquidity requirements for at least the next 12 months.
Under the terms of the Development Agreement, we agreed to make milestone payments to Verily up to an aggregate of $12.75 million upon achievement of various development and regulatory milestones. We have achieved milestones tied to payments totaling $11.0 million through June 30, 2024, and anticipate making additional milestone payments of $1.75 million, subject to the achievement of specified milestones.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(40,189)	$(35,325)
Net cash provided by investing activities	54,510	12,829
Net cash provided by financing activities	508,429	5,286
Operating Activities
During the six months ended June 30, 2024, cash used in operating activities was $40.2 million, an increase of $4.9 million, as compared to $35.3 million during the six months ended June 30, 2023. The increase was primarily attributable to the timing of collections associated with our accounts receivable as discussed above. Additional increases in cash used in operating activities result from the timing of payments associated with our accrued liabilities and other assets, offset by a reduction in our prepaid and other current assets.
Investing Activities
During the six months ended June 30, 2024, cash provided by investing activities was $54.5 million, an increase of $41.7 million as compared to cash provided by investing activities of $12.8 million during the six months ended June 30, 2023. The increase was primarily attributable to a net increase in the change in marketable securities of $54.1 million, offset by increases in purchases of property and equipment of $0.4 million, as well as an increase of $12.0 million in purchases of strategic investments driven by the purchase of a $15.0 million strategic loan investment in a privately-held company during the three months ended June 30, 2024.
Financing Activities
During the six months ended June 30, 2024, cash provided by financing activities was $508.4 million, an increase of $503.1 million as compared to $5.3 million during the six months ended June 30, 2023. The increase was primarily attributed to $661.3 million in proceeds from the issuance of our 2029 Notes. The increase was offset by $37.8 million associated with the payment of the SVB Loan Agreement and related termination costs, payment of $5.6 million associated with the Braidwell Term Loan Facility debt issuance and termination costs, payment of $17.2 million associated with debt issuance costs for our 2029 Notes, payment of $72.4 million for the purchase of the 2029 Capped Calls, and payment of $25.0 million for the repurchase of shares of our common stock.

1.50% Senior Convertible Notes due 2029
On March 7, 2024, we completed an offering of $661.3 million aggregate principal amount of unsecured senior convertible notes with a stated interest rate of 1.50% and a maturity date of September 1, 2029 (the “2029 Notes”). The proceeds include the full exercise of the option granted by us to the initial purchasers of the 2029 Notes to purchase up to an additional $86.3 million aggregate principal amount of notes. Interest on the 2029 Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2024. The net proceeds from the offering, after deducting initial purchasers’ discounts and estimated costs directly related to the offering, were $643.8 million. The initial conversion rate of the 2029 Notes is 6.7927 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $147.22 per share, subject to adjustments. The 2029 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion.
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
On March 7, 2024, in conjunction with the issuance of the 2029 Notes, we used approximately $80.2 million of the net proceeds for the repayment in full of the $75.0 million outstanding Initial Loan and $5.2 million for interest, fees and expenses associated with terminating the Braidwell Credit Agreement.
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
Contractual Obligations
Our contractual obligations as of December 31, 2023, are presented in our Annual Report on Form 10-K filed with the SEC on February 22, 2024. There were no significant changes to our lease obligations during the six months ended June 30, 2024. As of June 30, 2024, we had approximately $40.4 million of open purchase orders and contractual obligations in the ordinary course of business, the majority of which are due within one year. See Note 8, Debt, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for changes in our debt obligations during the six months ended June 30, 2024.
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
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The critical accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There were no material changes to our critical accounting estimates during the six months ended June 30, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities of $561.5 million and $133.8 million as of June 30, 2024, and December 31, 2023, respectively; which consisted of bank deposits, money market funds and U.S. government securities. Such interest-earning instruments carry a degree of interest rate risk.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates would have had a $0.7 million and $1.0 million impact to interest income for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2023 a hypothetical 10% change in interest rates would not have had a material impact to interest income.
As of June 30, 2024, we had $661.3 million in outstanding aggregate principal amount of fixed rate debt relating to our 2029 Notes. Accordingly, we do not have economic interest rate exposure on the 2029 Notes. However, changes in interest rates could impact the fair market value of the 2029 Notes. Generally, the fair market value of the fixed interest rate of the 2029 Notes will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our 2029 Notes as of June 30, 2024 was $664.3 million.

Market Price Sensitive Instruments
The 2029 Capped Calls are expected generally to reduce potential dilution to our common stock upon conversion of the 2029 Notes and/or offset any cash payments that we could be required to make in excess of the principal amount of converted 2029 Notes, with such reduction and/or offset subject to a cap. See Note 8, Debt, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our debt.
Foreign Currency Exchange Rate Sensitivity
As of June 30, 2024, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
As required by Rule 13a under the Exchange Act, our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On February 1, 2021, a putative class action lawsuit was filed in the United States District Court for the Northern District of California (the "Court") alleging that we and our former Chief Executive Officer, Kevin M. King, violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. On August 2, 2021, the lead plaintiff filed an amended complaint, and filed a further amended complaint on September 24, 2021. The amended complaint names as defendants, in addition to us and Mr. King, our former Chief Executive Officer, Michael J. Coyle, and former Chief Financial Officer and former Chief Operating Officer, Douglas J. Devine. The purported class in the amended complaint includes all persons who purchased or acquired our common stock between August 4, 2020 and July 13, 2021, and seeks unspecified damages purportedly sustained by the class. On October 27, 2021, we filed a motion to dismiss, which the Court granted on March 31, 2022, entering judgment in favor of us and the other defendants. On April 29, 2022, the original named plaintiff appealed to the Ninth Circuit Court of Appeals. On October 11, 2023, after briefing by the parties and oral argument, the Ninth Circuit dismissed the appeal for lack of jurisdiction. The appellant filed a petition for rehearing en banc, which was denied on December 6, 2023. On April 16, 2024, the original named plaintiff appealed the Ninth Circuit’s decision regarding jurisdiction to the United States Supreme Court (the “Supreme Court”) and, on May 20, 2024, we waived our right to provide a statement of opposition with respect to the issue of jurisdiction. On June 4, 2024, the Supreme Court requested we provide a statement of opposition, which is due August 2, 2024.
On February 6, 2024, a second putative class action lawsuit was filed in the Court alleging that we and our current Chief Executive Officer, Quentin Blackford, our current Chief Financial Officer, Brice Bobzien, and our former Chief Financial Officer and former Chief Operating Officer, Mr. Devine violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, and seeks unspecified damages purportedly sustained by the class. On July 19, 2024, an amended complaint was filed, naming us, Mr. Blackford, Mr. Bobzien, Mr. Devine, our Chief Commercial Officer Chad Patterson, our former Chief Technology Officer Mark Day, and our Chief Medical Officer, Chief Scientific Officer, and Executive Vice President of Product Innovation Mintu Turakhia as defendants.
We believe the above securities class action lawsuits to be without merit and plan to continue to defend ourselves vigorously.
On March 26, 2021, we received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California requesting information related to communications with the Food and Drug Administration and our products and services. On September 13, 2021, we received a second subpoena requesting additional information. On April 4, 2023, we received a Subpoena Duces Tecum from the Consumer Protection Branch, Civil Division of the U.S. Department of Justice (the "DOJ", requesting production of various documents regarding our products and services. We are cooperating fully on these matters. On July 1, 2024, the DOJ filed with the United States District Court for the Northern District of California a Petition for Order to Show Cause and Application for Enforcement with respect to the production of certain documentary materials which we assert are protected by legal privileges. We intend to defend our privilege assertions over such materials in our response to the DOJ's petition.
On February 20, 2024, Welch Allyn, Inc. (“Welch Allyn”), a subsidiary of Hill-Rom Holdings, Inc. which was acquired by Baxter International, Inc., filed a lawsuit against us in the United States District Court for the District of Delaware, alleging that our Zio devices infringe certain of its patents and that iRhythm’s infringement was willful. We filed a motion to dismiss Welch Allyn’s willful infringement claims on April 11, 2024. Welch Allyn filed an amended complaint on April 24, 2024 that continues to allege that our Zio devices infringe certain of its patents and that our infringement was willful. We filed a motion to dismiss Welch Allyn’s willful infringement allegations found in the amended complaint on June 12, 2024. Welch Allyn seeks money damages and attorneys’ fees. We believe this lawsuit is without merit and plan to defend ourselves vigorously.
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
•Because of the patient populations for which our services are provided and the complexity of the healthcare environment in which we operate, a high degree of medical and clinical input may be necessary to evaluate complaints and adverse events, and in some cases, there may be disagreement over whether our services or the medical devices used in our services may have caused or contributed to an adverse event.
•International expansion of our business exposes us to market, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.
•We may face risks associated with acquisitions of companies, products, and technologies and our business could be harmed if we are unable to address these risks.

•Our use of third-party service providers or company resources located outside the United States to support certain customer care, clinical, and other operations of our independent diagnostic testing facilities ("IDTFs") may present challenges, and if we are ineffective in limiting work performed by these service providers or company resources consistent with applicable regulations or our contractual agreements with commercial payors, we may be subject to penalties or experience loss of revenue.
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
During the three and six months ended June 30, 2024, we received approximately 24% of our total revenue from the Medicare program (inclusive of Medicare Advantage). The Medicare program is administered by CMS, which imposes extensive and detailed requirements on diagnostic services providers, including IDTFs. These requirements include, but are not limited to, rules that govern how we structure our relationships with physicians, how we operate our IDTFs and market our Zio Services, when we may perform diagnostic tests, and how and when we submit reimbursement claims. Our failure to comply with the applicable Medicare rules and requirements could result in discontinuation of our reimbursement under the Medicare program, a requirement to return funds already paid to us, civil monetary penalties, criminal penalties, and/or exclusion from the Medicare program, which would have a material adverse impact on our reputation, business, and results of operations.

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
CMS updates the reimbursement rates for diagnostic tests performed by IDTFs annually via the Medicare Physician Fee Schedule. Effective January 1, 2024, CMS updated the national payment rates for the CPT codes we use to report the long-term continuous monitoring services we perform with our Zio XT System and our Zio Monitor System: CPT codes 93247 (for wear-time of greater than 7 days and up to 15 days) and 93243 (for wear-time of greater than 48 hours and up to 7 days). On March 9, 2024, the Further Consolidated Appropriations Act, 2024, Pub. L. 118-47, was signed into law, which included an adjustment to the Medicare Physician Fee Schedule conversion factor for claims with dates of service after March 9, 2024. Based on the relative value units CMS assigned to CPT codes 93247 and 93243, from January 1, 2024 to March 8, 2024, the national reimbursement rates for our services were $230.52 and $219.71, respectively, and ranged from $231.34 to $326.79 and $220.51 to $311.46 for our Medicare-enrolled IDTF locations in Deerfield, Illinois, Houston, Texas, and San Francisco, California, when considering the geographic practice cost index for these locations. Currently, the national reimbursement rates for CPT codes 93247 and 93243 are $234.34 and $223.36, respectively, and range from $235.18 to $332.21 and from $224.16 to $316.62, respectively, for our IDTF locations.
On July 10, 2024, CMS released its CY 2025 Medicare Physician Fee Schedule proposed rule, which includes proposed updates to the pricing for the extended external ECG patch, medical magnetic tape recorder (SD339) supply item used to perform our services. Specifically, based on the public submission of invoices following publication of the CY 2024 Medicare Physician Fee Schedule final rule, CMS proposes to increase the price for the SD339 supply item from $260.35 to $292.50 (i.e., a 12% increase) and to increase the relative value units for CPT codes 93247 and 93243 by 3.4% and 4.5%, respectively. There is no guarantee, however, that this proposed increase will become final, or that other changes ultimately will not be adopted that negatively impact the overall reimbursement available for our services. For example, CMS also proposes to decrease the relative value units for CPT code 93229 by 5.6%. Because remote cardiac monitoring technology, including the Zio System, is rapidly evolving, there is a continuing risk that relative value units assigned, and reimbursement rates set, by CMS may not adequately reflect the value and expense of this technology and associated monitoring services, and CMS may reduce these rates in the future, which would adversely affect our financial results.
Additionally, commercial payors with which we contract may seek to reduce our reimbursement rate through further contract negotiations. For example, the actions taken by CMS in 2022 to establish national reimbursement rates for CPT Codes 93247 and 93243 effective January 1, 2023 reduced the Medicare reimbursement rates for these services performed at our Deerfield, Illinois location. Accordingly, we may observe certain commercial payors in this region seeking to adjust their reimbursement rates for these services as well.
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

Finally, government and commercial payors have and may, in the future, consider healthcare policies and proposals intended to limit or reduce perceived increases in healthcare costs, including those that could significantly affect reimbursement for healthcare products such as our systems and services. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness, and costs, of different treatment technologies and services, as well as other measures. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our current and future products and services. These include changes that may reduce reimbursement rates for our products and changes that may be proposed or implemented by the current or future laws or regulations.
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
Additionally, for our out-of-network or cash pay patients, we may be subject to state and federal surprise billing laws that impose limits on amounts that can be charged to such patients and/or the amount we can receive for out-of-network services from commercial payors. One such law, the federal No Surprises Act, requires covered providers to provide “good faith estimates” to uninsured and self-pay patients of their out-of-pocket responsibility and establishes a detailed and potentially costly independent dispute resolution process governing fee disputes between our IDTFs and payors. These laws and regulations may change and we anticipate these evolving, highly technical requirements may apply to our business in the future and could necessitate the dedication of additional resources to ensure compliance.
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
The CPT codes used to report remote cardiac monitoring services, including those used to report our Zio Services, were drafted by the American Medical Association (“AMA”) in a manufacturer- and specific technology-agnostic manner. Regulators or other third parties could assert that our technology does not support certain diagnostic procedures described by the CPT codes that we currently use to report our Zio Services. For example, a regulator or other third party could assert that the Zio AT System cannot support MCT services, which could jeopardize our ability to submit claims for reimbursement for services utilizing our Zio AT System and may require us to evaluate whether we have received any overpayments that must be reported and returned to third-party payors. Certain language in a warning letter we received from FDA on May 25, 2023 could increase the risk of inquiries regarding our historical or current use of CPT code 93229. Consistent with the AMA’s definition of MCT and the technology categorization in FDA’s outpatient cardiac telemetry product code, the Zio AT System’s indications for use under our 510(k) clearance include uninterrupted ECG recording during normal day-to-day activities to capture, analyze, and report diagnostic information regarding asymptomatic arrhythmias, as well as other transient, non-critical symptoms (e.g., palpitations, pre-syncope, syncope, shortness of breath, or dizziness) for review by our IDTFs and escalation to the patient’s treating healthcare professional, consistent with the healthcare professional’s prescribed notification criteria, during the monitoring period.

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
Additionally, our billing activities require us to implement compliance procedures and oversight, train and monitor our employees, subcontractors, and agents, and undertake internal review procedures to evaluate compliance with applicable laws, regulations, and internal policies. These activities require a tremendous dedication of resources and, as a result, we have engaged third-party vendors, such as XIFIN, Inc. (“XIFIN”) and OMH HealthEdge Holdings, Inc. (“Omega”), to undertake certain components of our billing and collections operations. We have substantially transitioned the overall processing of claims to Omega from XIFIN. The transition of this engagement is a time-consuming and costly process to which we are dedicating substantial resources. If our transition plans are ineffective or we are ineffective in executing the transition, we may experience delays or errors in our claims submission process, increased denials, and lost revenue, which would materially impact our operating results. While common in the healthcare industry, the outsourcing of billing and collections activities to third-party vendors requires diligent monitoring and oversight to ensure the completeness, accuracy, and propriety of the claims submitted to federal healthcare programs and other third-party commercial payors for our Zio Services. We may be held responsible by our regulators or payors for any acts, errors, or omissions by the third-party vendors engaged to perform billing and collections activities on our behalf.
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
We are undertaking a transformation of our revenue cycle management function, which transformation includes the engagement of service providers to support certain activities. The success of this plan depends on our ability to integrate these service providers in a timely manner to scale our operations to facilitate growth opportunities, without adversely affecting current revenues and accounts receivable. If we are not able to successfully achieve these objectives, the anticipated benefits of this transformation may not be realized fully or at all or may take longer to realize than expected. In addition, there is a significant degree of difficulty and management distraction inherent in the process of integrating with service providers. These difficulties include challenges supporting certain operations and activities with more than one service provider, integrating technologies (including IT systems and processes, procedures, policies and operations, and retaining key personnel). These activities may be complex and time-consuming and involve delays or additional and unforeseen expenses. The process of transitioning to these service providers, the integration process, and other disruptions may also disrupt our ongoing businesses or cause inconsistencies in standards, controls, procedures, and policies that could adversely affect our relationships with payors, patients, employees, and others. Any failure to execute these activities effectively and efficiently may cause our revenue and accounts receivable to be delayed or reduced and could have an adverse effect on our business and cause reputational harm.
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
Additionally, on May 25, 2023, we received a warning letter from FDA, which alleged non-conformities to regulations for medical devices, including medical device reporting requirements, relating to our Zio AT System and medical device quality system requirements. We submitted a timely response to FDA on June 16, 2023 and are continuing to work with the agency to address the issues outlined in the warning letter. Although our belief based on the dialogue with FDA to date following our warning letter response is that we will be able to work through FDA’s matters of concern relating to our Zio AT System, we cannot give any assurances that FDA will be satisfied with our response, the actions taken to resolve the concerns raised in the warning letter, or the expected date for the resolution of such matters. Until the issues identified in the warning letter are resolved to FDA’s satisfaction, additional legal or regulatory action may be taken with or without further notice. The warning letter is publicly available on FDA’s website and has been the subject of a high degree of media and industry attention, which subjects us to additional scrutiny. We have been providing FDA with updates on our progress on commitments made in the warning letter, and we are in continued dialogue with FDA on key topics and our planned path forward. We completed the submission of two 510(k)s earlier this year. For one 510(k), we recently submitted our response to FDA’s request for Additional Information and we intend to complete the response for the other request for Additional Information in August 2024.
On July 15, 2024, FDA initiated inspections of our Cypress and San Francisco FDA-registered facilities. We received Form 483 observations at the close of the inspections of our Cypress and San Francisco facilities. We are in the process of evaluating the observations and we intend to submit a timely response to FDA. These inspections broadly evaluated medical device quality system requirements and other medical device regulatory topics, and the observations generally centered on complaint handling and medical device reporting, risk analysis regarding the involvement of the technicians to prepare the Zio ECG reports, the corrective and preventive action process, process controls and statistical techniques. As we are already subject to an FDA warning letter associated with our Cypress facility, the inspection results may contribute to greater risk of potential escalation, which could involve issuance of additional warning letters, or there is a possibility that FDA could initiate consent decree discussions.
Because of the patient populations for which our services are provided and the complexity of the healthcare environment in which we operate, a high degree of medical and clinical input may be necessary to evaluate complaints and adverse events, and in some cases, there may be disagreement over whether our services or the medical devices used in our services may have caused or contributed to an adverse event.
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
We have incorporated and continue to work to further incorporate AI into our products, services, and internal operations. Implementation of artificial intelligence and machine learning technologies may result in legal and regulatory risks, reputational harm, or other adverse consequences to our business.
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
We have entered into the Development Agreement with Verily to develop certain next-generation Afib screening, detection, or monitoring devices to enhance our Zio Services, which involves combining our technology platforms and capabilities with those of Verily. As part of the Development Agreement, we paid Verily an up-front fee of $5.0 million in cash, and through June 30, 2024, we have achieved milestones and additional related payment obligations totaling $11.0 million. We have agreed to make additional payments over the term of the Development Agreement up to an aggregate of $1.75 million, subject to achievement of certain specified milestones. The success of our collaboration with Verily is highly dependent on the efforts provided to the collaboration by Verily and us and the skill sets of our respective employees. Support of these efforts requires significant resources, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even with FDA’s clearance of our clinically-integrated ZEUS System for the Zio Watch, continued product testing, market research, and related activities may result in a delay to device launch and additional expense associated with any commercialization efforts. Even if and when launched, the developed devices may also not be accepted in the marketplace, and there is no assurance that adequate coverage or reimbursement would be available, or that an alternative payment model can be developed.
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
•logistics and regulations associated with shipping and returning our Zio patches following patient use;
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
Our operations in the UK account for approximately 1% of our revenue for the three and six months ended June 30, 2024, and we intend to continue to pursue growth opportunities in the UK. There are still a number of areas of uncertainty in connection with the future of the UK and its relationship with the EU following the UK’s exit from the EU in 2020 (commonly referred to as “Brexit”), including the application and interpretation of the UK-EU trade agreement (the “Trade and Cooperation Agreement”), which went into force in May 2021. For example, because a significant proportion of the regulatory framework in the UK is currently derived from EU directives and regulations, Brexit could result in material changes to the regulatory regime applicable to many of our current operations. The UK government and the MHRA began undertaking public consultations on the future regulation of medical devices in 2022 and plan to introduce the new regulatory system from July 2025 onwards, subject to appropriate transitional arrangements. The consultation indicated that the MHRA will publish guidance in relation to the changes to the regulatory framework and may rely more heavily on guidance to add flexibility to the regime. Although the Trade and Cooperation Agreement offers UK and EU companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas, economic relations between the UK and the EU are on more restricted terms than existed previously. Therefore, at this time, we cannot predict the impact that the Trade and Cooperation Agreement and any future agreements contemplated under the terms of the Trade and Cooperation Agreement will have on our future business efforts to commercialize our Zio Services in the UK and the EU. Accordingly, it is possible that the Trade and Cooperation Agreement may adversely affect our operations and financial results.
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
In addition, we are currently engaging with other third-party service providers that have resources located outside the United States, and we have established company resources in the Philippines to provide services in support of our IDTFs. These services include benefits verification, billing, collections, and customer service, which require complex oversight and monitoring for appropriate capture and escalation of complaint information that may be relevant to the quality, performance, and safety of our medical devices or the quality of our clinical services. If we are unable to effectively manage this oversight and monitoring, we may be subject to regulatory enforcement action or inquiries which may be expensive and time consuming to resolve. In addition, certain contracts with commercial payors include restrictions related to accessing patient data outside the United States and we have implemented reasonable controls intended to prohibit unauthorized use of patient data by service providers and company resources located outside the United States for these commercial payors, as appropriate. If these controls do not work as intended, or if the payor information we receive from ordering healthcare providers is delayed or inaccurate, we may encounter the suspension or termination of contracts with commercial payors, as well as any contractual remedies such payors might pursue. The suspension or loss of any of our key commercial payor agreements would have an adverse impact on our revenue and our results of operations.
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
The services and related devices we offer are highly regulated, and the regulatory environment in which we operate may change significantly and adversely in the future. Our arrangements with physicians, hospitals, clinics, and other stakeholders in the healthcare industry may expose us to broadly applicable medical device laws and healthcare fraud and abuse and other laws and regulations that may restrict the financial arrangements and relationships through which we market, sell, distribute, and provide our services and related devices. Our employees, consultants, and commercial partners and collaborators may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements. Federal and state healthcare laws and regulations that may affect our ability to conduct business, include, without limitation:
•state licensure laws applicable to the manufacture, marketing, distribution, and sale of medical devices;
•federal and state laws and regulations regarding billing, claims payment, and enrollment for participation in government healthcare programs;

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
•the federal FCA, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government;
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
These laws are broad in scope and available exceptions and exemptions are narrow; it is possible that some of our activities could be subject to challenge under one or more of such laws. Any action brought against us for violations of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal FCA including mandatory treble damages and significant per-claim penalties, which were increased from $13,946 to $27,894 per false claim for violations assessed after February 12, 2024. For example, our industry has experienced recent FCA enforcement, including a December 2023 settlement by BioTelemetry, Inc. and its subsidiary LifeWatch Services Inc. involving allegations that these companies submitted claims to federal programs for a higher level of remote cardiac monitoring than physicians had intended to order or that was medically necessary, thus inflating the level of reimbursement paid, which highlights the importance of compliance with the rules and regulations governing claims submitted to federal healthcare programs.

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
Further, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies, including the FDA. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, this decision may result in more companies bringing lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, which could impact the timely review of any regulatory filings or applications we submit to the FDA.
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
As a CMS-enrolled IDTF, we may only provide our Zio Services upon receipt of a valid order from a licensed healthcare provider for use in the diagnosis and treatment of a patient’s medical condition. Accordingly, our revenue and the success of our business rely on the continued clinical acceptance and adoption of our Zio Services by healthcare providers whose patients require remote cardiac monitoring services. In addition to continuing to demonstrate the clinical value of our Zio Services, we also must support widespread clinical acceptance and adoption of our Zio Services by maintaining strong working relationships with these healthcare providers, including physicians. However, as we work to establish and maintain these relationships, we face significant scrutiny of these relationships, interactions, and arrangements by government regulators and enforcement agencies. Failure to structure and maintain these relationships, interactions, and arrangements in compliance with applicable laws and regulations, including those targeted at fraud and abuse like the federal Anti-Kickback Statute and the FCA, could expose us to significant legal and financial repercussions, including government civil and criminal investigations, civil monetary penalties, criminal penalties, and/or exclusion from federal healthcare programs.
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
Our sales and marketing efforts and initiatives, as well as other communications with HCPs, may subject us to a high degree of scrutiny for compliance with applicable laws and regulations and our practices of effective communication of risk information, benefits, or claims will be subject to oversight by FDA, the Federal Trade Commission (“FTC”) and others.

In addition, FDA applies a heightened level of scrutiny to comparative claims when applying its statutory standards for advertising and promotion, including with regard to its requirement that promotional labeling be truthful and not misleading. There is potential for differing interpretations of whether certain communications are consistent with a product’s FDA-required labeling, including with respect to communications that may reference or contemplate the use of the Zio devices with specified patient populations. FDA will evaluate communications, in context, on a fact-specific basis. This is a continued area of focus for regulators. In the fourth quarter of 2023, FDA issued final guidance focused on the presentation of quantitative risk and efficacy information to the consumer audience, with heightened focus on presenting such information in a manner that is accurate, understandable, and consumer-friendly. The FTC has also released updated guidance on health claims, with a high expectation for clinical data to support these claims.
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
We may also seek to communicate certain information with physicians and scientists and their practices and health systems or with payors and similar entities, and may rely on a range of laws, regulations, regulatory guidance governing topics, including scientific exchange, and communication of healthcare economic information and product information under the Preapproval Information Exchange Act. Recent FDA draft guidance on communication of scientific information on unapproved uses of cleared/approved medical products with HCPs further illustrates the agency’s focus on ensuring that such communications to those in a position to order or prescribe products are consistent with available scientific data and subject to organizational controls maintaining separation and distinction from promotional marketing.
For example, certain of our physicians may order the Zio Services for patients who are under 18, which is outside the cleared indications for use. While we do not intend for any personnel to promote our devices for pediatric use and we have policies addressing appropriate responses to unsolicited requests for information about pediatric use, our approach may be subject to ongoing scrutiny from FDA.
If FDA or other federal, state, or foreign enforcement authorities determine that our labeling, advertising, promotional materials, or user training materials, or representations made by our personnel include the promotion of an off-label use for the device, or that we have made false or misleading or inadequately substantiated promotional claims, or claims that could potentially change the regulatory status of the product, FDA or other authorities could take the position that these materials have misbranded our devices and request that we modify our labeling, advertising, or user training or promotional materials and/or subject us to regulatory or legal enforcement actions, including the issuance of an Untitled Letter or a Warning Letter, injunction, seizure, recall, adverse publicity, civil penalties, criminal penalties, including substantial fines, or other adverse actions. In that event, we would be subject to extensive fines and penalties and our reputation could be damaged and adoption of the products would be impaired. Although we intend to refrain from statements that could be considered off-label promotion of our products, FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion.
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
Regarding patients for whom we have received a valid order for our Zio Services, we may send or make text messages, emails, phone calls, and other communications for various informational, business purposes, including to confirm accurate demographic and payor information or to assist a patient via a home hookup. Communication-related laws require consent prior to certain communications and provide a specified monetary damage award or fine for each violation which could result in particularly significant damage awards or fines. For example, under the Telephone Consumer Protection Act (“TCPA”), plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. In the wake of a 2021 decision by the U.S. Supreme Court that limited the applicability of the TCPA, several states have enacted or introduced legislation that would regulate text messages and certain telephone calls to individuals. We may be subject to lawsuits (including class-action lawsuits) containing allegations that our business violated the TCPA or other communications laws. These lawsuits may seek damages (including statutory damages) and injunctive relief, among other remedies. A determination that there have been violations of the TCPA or other statutes regulating communications with patients could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.

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
Our operations may be directly or indirectly affected by various broad state and federal healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, the FCA, the Anti-Mark Up Rule, and the Medicare Beneficiary Inducement Statute. For some of our services, we directly bill physicians or other healthcare entities, that, in turn, bill payors, and the amounts we bill may include a risk-based pricing component. We are also developing alternative service delivery models that include using our Zio Monitoring System or Zio XT System to screen at-risk patient populations as part of a value-added service offered by managed care organizations, including Medicare Advantage Organizations, to qualifying participants. Although we have endeavored to properly design these billing and service models and structure our program development efforts, including related affiliations and relationships with physicians or other healthcare entities, to comply with applicable laws and regulations, these types of initiatives may draw a high degree of scrutiny and may subject us to assertions of non-compliance. If our past, present, or future operations are found to be in violation of fraud and abuse laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment, and exclusion from Medicare program participation. Furthermore, if we knowingly file, or “cause” the filing of, false claims for reimbursement with government programs such as Medicare, we may be subject to substantial civil penalties, including treble damages.
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
To address this material weakness, we took actions designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weakness, including hiring additional accounting and finance personnel with an appropriate level of expertise, providing for additional management oversight over financial reporting including through the establishment of a SOX Steering Committee within our internal audit function, and implementing new controls and processes. As of the year ended December 31, 2022, we concluded that our remediation efforts had been successful and that the previously identified material weakness in internal control over financial reporting had been remediated. However, while the material weakness has been remediated, we continue to seek improvements to enhance our control environment and to strengthen our internal controls to provide reasonable assurance that our financial statements continue to be fairly stated in all material respects.
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
Further, we recognize a portion of our revenue from non-contracted third-party commercial payors. For example, during the three and six months ended June 30, 2024, revenue from non-contracted third-party commercial payors accounted for approximately 7% of our total revenue. We have limited visibility as to when we will receive payment for our Zio Services with non-contracted payors and we, XIFIN, or Omega must appeal any negative payment decisions, which often delays collections further. Additionally, a portion of the revenue from non-contracted payors is received from patient co-pays, which we may not receive for several months following delivery of service or may not receive at all. For revenue related to non-contracted payors, we estimate an average collection rate based on factors including historical cash collections. Subsequent adjustments, if applicable, are recorded as an adjustment to revenue. Fluctuations in revenue may make it difficult for us, research analysts, and investors to accurately forecast our revenue and operating results or to assess our actual performance. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.
We have a history of operating losses and may not achieve or sustain profitability in the future.

We have incurred net losses since our inception in September 2006. We generated net losses of $20.1 million and $18.5 million during the three months ended June 30, 2024 and 2023, respectively, and $65.8 million and $57.6 million during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $711.4 million. We have financed our operations to date primarily through private and public offerings of equity securities and revenue generated by prescriptions of our Zio Services. We have and expect to continue to incur significant research and development, sales and marketing, regulatory, and other expenses as we expand our marketing efforts to increase the prescription of our Zio Services, expand existing relationships with physicians, obtain regulatory clearances or approvals for our current or future services and related devices, conduct clinical trials on our existing and future services, and develop new services or add new features to our existing Zio Services. We also expect that our general and administrative expenses will continue to increase due to, among other things, the operational and regulatory burdens applicable to medical service providers that are public companies. As a result, we expect to continue to incur operating losses in the future. These losses, among other things, may have an adverse effect on our stockholders’ equity and the value of our common stock.
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
We are involved in legal proceedings related to securities litigation and other matters and may become involved in other legal proceedings that arise from time to time in the future. For example, as discussed further in Note 7, Commitments and Contingencies, to the consolidated financial statements included herein, a putative securities class action lawsuit has been filed against us and certain current officers or former officers of the company alleging violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder.
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
In addition, healthcare companies are subject to numerous investigations and inquiries by various governmental agencies. For example, as discussed further in Note 7, Commitments and Contingencies, to the consolidated financial statements included herein, in March 2021, we received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California requesting information related to communications with FDA and our Zio Systems, and, in September 2021, received a subpoena requesting additional information. More recently, on April 4, 2023, we received a Subpoena Duces Tecum from the Consumer Protection Branch, Civil Division of the U.S. Department of Justice, requesting production of various documents regarding our products and services. In addition, on May 25, 2023, we received a warning letter from FDA, which resulted from the inspection of our facility located in Cypress, California that concluded in August 2022. The warning letter alleges non-conformities to regulations for medical devices, including medical device reporting requirements, relating to our Zio AT System and medical device quality system requirements. On July 15, 2024, FDA initiated inspections of our Cypress and San Francisco facilities. We received 483 observations at the close of the inspection. We are cooperating fully in connection with these matters. Any future investigations of our executives, our managers, or our company could result in significant liabilities or penalties to us, as well as adverse publicity. Even if we are found to have complied with applicable law, the investigation or litigation may pose a considerable expense and would divert management’s attention, and have a potentially negative impact on the public’s perception of us, all of which could negatively impact our financial position and results of operations. Further, should we be found out of compliance with any of these laws, regulations, or programs, depending on the nature of the findings, our business, our financial position, and our results of operations could be negatively impacted.

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
For example, our patent applications may not issue as patents in a form that will be advantageous to us, or at all. Our issued patents, and those that may issue in the future, may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related devices and services. In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office (“USPTO“), which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. We also may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, or former or current employees, despite the existence generally of invention assignment and confidentiality agreements and other contractual restrictions we include in contracts with such parties. These agreements may not provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information. There can be no assurance that employees, consultants, vendors, and clients have executed such agreements or have not breached or will not breach their agreements with us, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors. In addition, we rely on trademarks, service marks, trade names, and brand names, such as our registered trademark “ZIO,” to distinguish our products from the products of our competitors, and have registered or applied to register these trademarks. We cannot assure you that our trademark applications will be approved. Further, during trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and in proceedings before comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Additionally, we are aware of at least one third party that has registered the “IRHYTHM” mark in the EU in connection with computer software for controlling and managing patient medical information, heart rate monitors, and heart rate monitors to be worn during moderate exercise, among other uses. However, despite that registration, we have successfully obtained a registration for the IRHYTHM mark in the EU in Classes 9 and 10 and we also own many national registrations for IRHYTHM in Europe.
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
In the ordinary course of our business, we collect, use and store, and transmit sensitive data, such as our proprietary business information and that of our suppliers, contractors, customers, vendors and others, as well as personal information, including health information, of these parties and of our patients. As a result, we are subject to several foreign, federal and state laws and regulations protecting the use, disclosure and confidentiality of certain personal information, namely individually identifiable information (e.g., names, social security numbers, addresses, birth dates), and restricting the use and disclosure of that information. These laws include foreign, federal and state healthcare privacy laws, telehealth laws, breach notification laws and consumer protection laws. These frameworks impose stringent privacy and security standards and potentially significant non-compliance penalties and liability. In addition, a comprehensive federal privacy bill, which includes a private right of action for violations, has been proposed and is under review by the House of Representatives. Foreign data protection, privacy, and related laws and regulations can be more restrictive than those in the United States. For example, data localization laws in some countries generally mandate that certain types of data collected in a particular country be stored and/or processed solely within that country. In addition, both foreign and U.S. legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. Further, the SEC recently adopted new cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including the board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying, and managing cybersecurity risks) in annual reports on Form 10-K. These new cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents by Form 8-K, within four business days of determining an incident is material. These changes or increased costs could negatively impact our business and results of operations in material ways. Refer to “Cybersecurity” in Part I, Item 1C of our Annual Report on Form 10-K for the year ended December 31, 2023 for further details.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Use of Proceeds
     None.
Issuer Purchases of Equity Securities
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Trading Plans
During the three months ended June 30, 2024, no Section 16 officers or directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K of the Exchange Act).
ITEM 6.    EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of, and incorporated by reference into, this Quarterly Report on Form 10-Q.
66

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended, of the Registrant.					X
31.1	Certification of Chief Executive Officer required by Securities Exchange Act Rules 13a-14(a) and 15d-14(a).					X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

iRhythm Technologies, Inc.

Date: August 1, 2024	By:	/s/ Quentin S. Blackford
Quentin S. Blackford President and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2024	By:	/s/ Brice A. Bobzien
Brice A. Bobzien Chief Financial Officer (Principal Financial Officer)