Form 10-Q
period 2024-09-30
iRhythm Technologies, Inc.
filed 2024-10-30
CIK 1388658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 23, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 31,298,034.

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
ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30, 2024	December 31, 2023
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$519,535	$36,173
Marketable securities	2,496	97,591
Accounts receivable, net	77,427	61,484
Inventory	15,032	13,973
Prepaid expenses and other current assets	13,419	21,591
Total current assets	627,909	230,812
Property and equipment, net	122,390	104,114
Operating lease right-of-use assets	45,570	49,317
Restricted cash, long-term	8,358	—
Goodwill	862	862
Long-term strategic investments	59,059	3,000
Other assets	45,540	45,039
Total assets	$909,688	$433,144
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,593	$5,543
Accrued liabilities	73,958	83,362
Deferred revenue	3,031	3,306
Operating lease liabilities, current portion	15,522	15,159
Total current liabilities	100,104	107,370
Long-term senior convertible notes	645,821	—
Debt, noncurrent portion	—	34,950
Other noncurrent liabilities	17,978	1,012
Operating lease liabilities, noncurrent portion	74,019	79,715
Total liabilities	837,922	223,047
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000 shares authorized; none issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value – 100,000 shares authorized; 31,516 shares issued and 31,287 shares outstanding at September 30, 2024, respectively; and 30,954 shares issued and outstanding at December 31, 2023	31	31
Additional paid-in capital	854,363	855,784
Accumulated other comprehensive loss	(66)	(112)
Accumulated deficit	(757,562)	(645,606)
Treasury stock, at cost; 229 and 0 shares at September 30, 2024 and December 31, 2023, respectively	(25,000)	—
Total stockholders’ equity	71,766	210,097
Total liabilities and stockholders’ equity	$909,688	$433,144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(unaudited)
Revenue, net	$147,538	$124,604	$427,514	$360,170
Cost of revenue	46,062	42,130	135,051	115,790
Gross profit	101,476	82,474	292,463	244,380
Operating expenses:
Research and development	15,694	16,309	52,378	44,828
Acquired in-process research and development	32,069	—	32,069	—
Selling, general and administrative	103,375	93,768	318,797	285,531
Impairment charges	641	—	641	—
Total operating expenses	151,779	110,077	403,885	330,359
Loss from operations	(50,303)	(27,603)	(111,422)	(85,979)
Interest and other income (expense), net:
Interest income	6,456	1,717	16,198	4,619
Interest expense	(3,329)	(927)	(9,501)	(2,709)
Loss on extinguishment of debt	—	—	(7,589)	—
Other income (expense), net	1,182	(108)	772	(143)
Total interest and other income (expense), net	4,309	682	(120)	1,767
Loss before income taxes	(45,994)	(26,921)	(111,542)	(84,212)
Income tax provision	188	195	414	495
Net loss	$(46,182)	$(27,116)	$(111,956)	$(84,707)
Net loss per common share, basic and diluted	$(1.48)	$(0.89)	$(3.59)	$(2.78)
Weighted-average shares, basic and diluted	31,262	30,607	31,147	30,470

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(unaudited)
Net loss	$(46,182)	$(27,116)	$(111,956)	$(84,707)
Other comprehensive income (loss):
Net change in unrealized gain (loss) from marketable securities	13	63	(47)	351
Cumulative translation adjustment	(261)	74	93	30
Comprehensive loss	$(46,430)	$(26,979)	$(111,910)	$(84,326)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2024	2023
(unaudited)
Cash flows from operating activities
Net loss	$(111,956)	$(84,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,426	11,434
Stock-based compensation	59,970	53,358
Amortization of premium and accretion of discounts, net	(1,236)	(3,627)
Amortization of operating lease right-of-use assets	3,747	4,243
Amortization of debt discount	2,173	12
Change in fair value of strategic investments	(1,059)	—
Provision for credit losses and contractual allowances	52,737	51,655
Acquired in-process research and development	32,069	—
Loss on extinguishment of debt	7,589	—
Impairment charges	641	—
Other	217	(378)
Changes in operating assets and liabilities:
Accounts receivable	(68,680)	(51,804)
Inventory	(1,041)	1,885
Prepaid expenses and other current assets	8,165	(1,549)
Other assets	(614)	(21,796)
Accounts payable and accrued liabilities	(8,379)	10,605
Deferred revenue	(275)	332
Operating lease liabilities	(5,336)	(3,792)
Net cash used in operating activities	(15,842)	(34,129)
Cash flows from investing activities
Purchases of property and equipment	(27,098)	(26,907)
Purchases of marketable securities	(2,426)	(109,202)
Maturities of marketable securities	98,700	136,500
Purchases of strategic investments	(55,000)	(3,000)
Purchases of acquired in-process research and development	(15,000)	—
Net cash used in investing activities	(824)	(2,609)
Cash flows from financing activities
Payment of SVB term loan and termination costs	(37,751)	—
Proceeds from Braidwell debt	75,000	—
Payments of issuance costs for Braidwell debt	(2,100)	—
Payment of Braidwell debt and termination costs	(78,660)	—
Proceeds from issuance of 2029 Notes	661,250	—
Payments of issuance costs for 2029 Notes	(17,424)	—
Purchases of capped call transactions	(72,407)	—
Purchase of treasury stock	(25,000)	—
Proceeds from issuance of common stock in connection with employee equity incentive plans	5,486	5,352
Net cash provided by financing activities	508,394	5,352
Effect of exchange rate changes on cash	(8)	32
Net increase (decrease) in cash, cash equivalents, and restricted cash	491,720	(31,354)
Cash, cash equivalents, and restricted cash, beginning of period	36,173	78,832
Cash, cash equivalents, and restricted cash, end of period	$527,893	$47,478

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$519,535	$47,478
Restricted cash, long-term	8,358	—
Total cash, cash equivalents and restricted cash	$527,893	$47,478
Supplemental disclosures of cash flow information:
Interest paid	$6,389	$2,186
Cash taxes paid	$602	$794
Cash received from tenant improvement allowances	$736	$1,603
Non-cash investing and financing activities:
Property and equipment costs included in accounts payable and accrued liabilities	$173	$89
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$4,520
Capitalized stock-based compensation in property and equipment	$5,530	$5,596

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
(unaudited)
Balances at December 31, 2023	30,954	$31	$855,784	$(645,606)	$(112)	$—	$210,097
Issuance of common stock in connection with employee equity incentive plans, net	372	—	604	—	—	—	604
Purchase of capped call transactions	—	—	(72,407)	—	—	—	(72,407)
Purchase of treasury stock	(229)	—	—	—	—	(25,000)	(25,000)
Stock-based compensation	—	—	22,640	—	—	—	22,640
Net loss	—	—	—	(45,667)	—	—	(45,667)
Net change in unrealized (loss) on marketable securities	—	—	—	—	(54)	—	(54)
Cumulative translation adjustment	—	—	—	—	77	—	77
Balances at March 31, 2024	31,097	$31	$806,621	$(691,273)	$(89)	$(25,000)	$90,290
Issuance of common stock in connection with employee equity incentive plans, net	113	—	4,734	—	—	—	4,734
Stock-based compensation	—	—	24,001	—	—	—	24,001
Net loss	—	—	—	(20,107)	—	—	(20,107)
Net change in unrealized (loss) on marketable securities	—	—	—	—	(6)	—	(6)
Cumulative translation adjustment	—	—	—	—	277	—	277
Balances at June 30, 2024	31,210	$31	$835,356	$(711,380)	$182	$(25,000)	$99,189
Issuance of common stock in connection with employee equity incentive plans, net	77	—	148	—	—	—	148
Stock-based compensation	—	—	18,859	—	—	—	18,859
Net loss	—	—	—	(46,182)	—	—	(46,182)
Net change in unrealized gain on marketable securities	—	—	—	—	13	—	13
Cumulative translation adjustment	—	—	—	—	(261)	—	(261)
Balances at September 30, 2024	31,287	$31	$854,363	$(757,562)	$(66)	$(25,000)	$71,766

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
(unaudited)
Balances at December 31, 2022	30,193	$28	$762,380	$(522,200)	$(396)	$239,812
Issuance of common stock in connection with employee equity incentive plans, net	270	2	903	—	—	905
Stock-based compensation	—	—	19,899	—	—	19,899
Net loss	—	—	—	(39,109)	—	(39,109)
Net change in unrealized gain on marketable securities	—	—	—	—	327	327
Balances at March 31, 2023	30,463	$30	$783,182	$(561,309)	$(69)	$221,834
Issuance of common stock in connection with employee equity incentive plans, net	87	—	4,383	—	—	4,383
Stock-based compensation	—	—	16,227	—	—	16,227
Net loss	—	—	—	(18,482)	—	(18,482)
Net change in unrealized loss on marketable securities	—	—	—	—	(39)	(39)
Cumulative translation adjustment	—	—	—	—	(44)	(44)
Balances at June 30, 2023	30,550	$30	$803,792	$(579,791)	$(152)	$223,879
Issuance of common stock in connection with employee equity incentive plans, net	83	1	66	—	—	67
Stock-based compensation	—	—	22,828	—	—	22,828
Net loss	—	—	—	(27,116)	—	(27,116)
Net change in unrealized gain on marketable securities	—	—	—	—	63	63
Cumulative translation adjustment	—	—	—	—	74	74
Balances at September 30, 2023	30,633	$31	$826,686	$(606,907)	$(15)	$219,795

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
The Company is headquartered in San Francisco, California, which also serves as a clinical center. The Company has additional clinical centers in Deerfield, Illinois and Houston, Texas, a manufacturing facility in Cypress, California and administrative office space in Solana Beach, California.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. As permitted under those rules, the condensed consolidated financial statements and related disclosures as of December 31, 2023 have been derived from the audited consolidated financial statements but do not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s unaudited condensed consolidated financial information. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any other interim period or for any other future year.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 22, 2024.
Reclassification
Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on previously reported results of operations or financial position.

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
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contractual allowances, provision for credit losses, the useful lives of property and equipment, the recoverability of long-lived assets, including the estimated usage of the printed circuit board assemblies (“PCBAs”), the incremental borrowing rate for operating leases, accounting for income taxes, impairment of ROU assets, contingent consideration liabilities, and various inputs used in estimating stock-based compensation. Actual results may differ from those estimates.
Significant Accounting Policies
During the nine months ended September 30, 2024, there were no changes to the Company’s significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, with the exception of the following:

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of purchase.
Under the terms of certain facility operating lease agreements, the Company is required to maintain a letter of credit as collateral during the term of the lease. As of September 30, 2024, restricted cash of $8.4 million was pledged as collateral under the letter of credit with Silicon Valley Bank.
Fair Value Option
The Company elected the fair value option, Accounting Standards Codification (“ASC”) 825-10, Financial Instruments - Overall, to account for its strategic loan investments. The Company recorded the strategic loan investments at fair value within long-term strategic investments in the Company’s unaudited condensed consolidated balance sheets with changes in fair value recorded on the unaudited condensed consolidated statements of operations. The primary reason for electing the fair value option was for simplification and cost-benefit considerations of accounting for the strategic loan investments at fair value versus bifurcation of the embedded derivatives. Refer to Note 5, Fair Value Measurements, for further details relating to the Company's strategic investments.
Acquired In-Process Research and Development Expenses
Acquired in-process research and development (“IPR&D”) assets, as a result of an asset acquisition, for use in research and development activities with no alternative future use are expensed in the condensed consolidated statements of operations on the acquisition date. Accounting for acquisitions of IPR&D requires the Company to make certain judgements to determine if the transaction should be accounted for as an asset acquisition or a business combination, as well as assess if the IPR&D acquired has alternative future use in research and development activities.
Contingent Consideration
Certain agreements the Company entered into involve payments that are contingent upon the achievement of milestones. Contingent consideration obligations incurred in connection with acquired in-process research and development assets are recorded at fair value, with changes in fair value recorded to acquired in-process research and development expenses in the unaudited condensed consolidated statements of operations.
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
Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. During the first quarter of 2024, the Company experienced a temporary delay in the billing of the Company's contracted and non-contracted payer customers, performed by the Company's third-party claims processing vendor. The delay was due to a cybersecurity incident experienced by Change Healthcare, a division of UnitedHealth Group, which the Company's third-party vendor engages for services relating to billing and collections. While the Company substantially cleared the billing backlog as of the end of the first quarter of 2024, the delay in billing resulted in a temporary delay in the Company's cash collections. During the second and third quarters of 2024, the Company has received a significant portion of its cash collections from the delayed billings.
The Company records a provision for credit losses based on the assessment of the collectability of customer accounts, considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. CMS accounted for 17% and 25% of accounts receivable at September 30, 2024 and December 31, 2023, respectively. One commercial customer accounted for approximately 14% of the Company's accounts receivable as of September 30, 2024. As presented in Note 3, CMS accounted for approximately 24% of the Company's revenue for each of the three and nine months ended September 30, 2024, and approximately 25% of the Company's revenue for each of the three and nine months ended September 30, 2023.

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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this ASU to determine its impact on the Company's financial statement disclosures as a single operating segment.
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
On March 6, 2024, the SEC adopted SEC Release Nos. 33-11275; 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investor, to require the disclosure of certain climate-related information in registration statements and annual reports, including Scope 1 and 2 emissions and information about climate-related risks that have materially impacted, or are reasonably likely to have a material impact on, a company’s business strategy, results of operations, or financial condition. In addition, under the final rules, certain disclosures related to severe weather events and other natural conditions will be required in audited financial statements. The disclosure requirements will begin phasing in for the Company's reports and registration statements including financial information in the fiscal year ending December 31, 2025. In April 2024, the SEC issued an order staying the final rules until the completion of judicial review. The Company is currently evaluating the impact of this final rule on the Company's consolidated financial statements and related disclosures.

3. REVENUE AND ACCOUNTS RECEIVABLE
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Disaggregated revenue by payor type and major service line for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Contracted third-party payors	$77,257	53%	$67,336	54%	$228,284	54%	$196,566	55%
Centers for Medicare and Medicaid	36,011	24%	31,006	25%	104,052	24%	88,369	25%
Healthcare institutions	23,461	16%	18,065	14%	65,269	15%	52,060	14%
Non-contracted third-party payors	10,809	7%	8,197	7%	29,909	7%	23,175	6%
Total	$147,538		$124,604		$427,514		$360,170
Revenue generated from the United States comprised substantially all of the Company's revenue. No other commercial customer or country comprised 10% or greater of the Company's revenue during the three and nine months ended September 30, 2024 and 2023.

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
The following table presents the changes in the provision for credit losses (in thousands):

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023	Nine Months Ended September 30, 2023
Balance, beginning of period	$20,289	$18,475	$18,475
Provision for credit losses	16,242	17,105	12,595
Write-offs, net of recoveries and other adjustments	(14,040)	(15,291)	(11,659)
Balance, end of period	$22,491	$20,289	$19,411
The following table presents the changes in the contractual allowance (in thousands):

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023	Nine Months Ended September 30, 2023
Balance, beginning of period	$52,689	$41,389	$41,389
Add: provision for contractual adjustments	36,495	52,523	39,060
Less: contractual adjustments	(31,984)	(41,223)	(32,072)
Balance, end of period	$57,200	$52,689	$48,377
Contract Liabilities
ASC 606, Revenue from Contracts with Customers, requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).
Certain of the Company’s customers pay the Company directly for the Zio XT service upon shipment of devices. Such advance payments are recognized as deferred revenue and are recorded as revenue when Zio reports are delivered to the healthcare provider. During the nine months ended September 30, 2024 and 2023, $3.1 million and $3.0 million relating to the contract liability balance at the beginning of 2024 and 2023 was recognized as revenue, respectively. The deferred revenue liability was $3.0 million and $3.3 million as of September 30, 2024 and December 31, 2023, respectively.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
4. CASH EQUIVALENTS AND MARKETABLE SECURITIES
The fair value of cash equivalents and marketable securities as of September 30, 2024 and December 31, 2023, were as follows (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$28,048	$—	$—	$28,048
U.S. government securities	137,406	11	(2)	137,415
Total cash equivalents and marketable securities	$165,454	$11	$(2)	$165,463
Classified as:
Cash equivalents				$162,967
Marketable securities				2,496
Total cash equivalents and marketable securities				$165,463

	December 31, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$12,594	$—	$—	$12,594
U.S. government securities	97,534	59	(2)	97,591
Total cash equivalents and marketable securities	$110,128	$59	$(2)	$110,185
Classified as:
Cash equivalents				$12,594
Marketable securities				97,591
Total cash equivalents and marketable securities				$110,185

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
The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.
The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$28,048	$—	$—	$28,048
U.S. government securities	—	137,415	—	137,415
Strategic investments	—	—	59,059	59,059
Total	$28,048	$137,415	$59,059	$224,522
Liabilities
Contingent consideration	$—	$—	$17,069	$17,069
Total	$—	$—	$17,069	$17,069

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$12,594	$—	$—	$12,594
U.S. government securities	—	97,591	—	97,591
Strategic investments	—	—	3,000	3,000
Total	$12,594	$97,591	$3,000	$113,185
The Company's debt obligation as of December 31, 2023 is classified as Level 2 input. The fair value of the Company’s outstanding interest-bearing obligation as of December 31, 2023 approximated the carrying value of $35.0 million.
Fair Value of Strategic Investments
The Company holds strategic investments upon which it measures the fair value on a recurring basis. The carrying value of these investments are $59.1 million and $3.0 million as of September 30, 2024 and December 31, 2023, respectively.
The Company's strategic investments are with privately held companies, and as such, limited information is available. On a quarterly basis, the Company monitors information that becomes available and adjusts the carrying values of these investments if there are identified events or changes in circumstances that have a significant effect on their fair values. The strategic investments are categorized as Level 3 investments within the fair value hierarchy due to the uncertainty of the fair value measurement with respect to the use of significant unobservable inputs and included within long-term strategic investments in the Company’s unaudited condensed consolidated balance sheets.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
During the nine months ended September 30, 2024, the Company made an aggregate of $55.0 million in strategic loan investments in BioIntelliSense, Inc. (“BioIS”), a privately-held company. The loan investments have maturity dates ranging from April 2029 through August 2029. The loan investments can convert into preferred shares of BioIS based upon certain qualifying financing events. The aggregate fair value of the strategic loan investments is $55.6 million as of September 30, 2024. In accordance with ASC 820, Fair Value Measurement, the Company elected to apply the fair value option to these strategic loan investments, with changes in fair value reported within other income (expense), net in the Company's unaudited condensed consolidated statements of operations at each reporting period. During the three and nine months ended September 30, 2024, the Company increased the fair value of the strategic loan investments by $0.6 million. The fair value of the loan investments in BioIS is determined by using a probability-weighted expected return model (“PWERM”) and a discounted cash flow valuation model with scenarios that correspond to the contractual settlement events. The determination of fair value involves significant assumptions such as discount rates, volatilities, and expected years. These unobservable inputs represent a Level 3 measurement, as they are supported by little or no market activity and reflect the Company's own assumptions in measuring fair value.
The recurring Level 3 fair value measurements of the loan investment include the following significant unobservable inputs as of September 30, 2024:

September 30, 2024
Discount rate	12.0%
Equity volatility	67.0%
Expected years (range)	2025 - 2029
During the year ended December 31, 2023, the Company made a $3.0 million strategic equity investment in a separate privately-held company. During the three months ended September 30, 2024, the Company increased the fair value of the strategic equity investment by $0.5 million. The carrying value of the strategic equity investment is $3.5 million as of September 30, 2024. The change in fair value is recorded within other income (expense), net in the Company’s unaudited condensed consolidated statements of operations.
The following table sets forth the changes in the estimated fair value of the Company's strategic investments measured on a recurring basis (in thousands):

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Balance, beginning of period	$3,000	$—
Additions during the period	55,000	3,000
Changes in estimated fair value	1,059	—
Balance, end of period	$59,059	$3,000
Contingent Consideration Liabilities
The Company established contingent consideration liabilities in conjunction with the development milestones associated with the acquisition of certain technology from BioIS. The fair value of contingent consideration liabilities is determined using PWERM, with scenarios that correspond to the contractual settlement events. There are significant inputs of such model that are not observable in the market, such as probability of achievement of stated milestones and expected term. The unobservable inputs represent a Level 3 measurement. Fair value adjustments to contingent consideration liabilities are assessed quarterly and recorded through operating expenses within acquired in-process research and development in the unaudited condensed consolidated statements of operations. Refer to Note 7, Commitments and Contingencies, for further details relating to the BioIS contingent consideration liabilities.
The recurring Level 3 fair value measurements of contingent consideration liabilities associated with the development agreement milestones include the following significant unobservable inputs as of September 30, 2024:

September 30, 2024
Probability of achievement (range)	75.0%- 90.0%
Expected years	2025 - 2026

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Contingent consideration liabilities for BioIS at the inception of acquisition of the licensed technology were $17.0 million. Contingent consideration liabilities were $17.1 million as of September 30, 2024, and were included in other noncurrent liabilities in the Company’s unaudited condensed consolidated balance sheet.
The following table sets forth the changes in the estimated fair value of the Company’s contingent consideration liabilities measured on a recurring basis (Level 3) (in thousands):

Nine Months Ended September 30, 2024
Balance, beginning of period	$—
Additions during the period	16,970
Changes in estimated fair value	99
Balance at end of period	$17,069
Fair Value of Senior Convertible Notes
The fair value, based on a quoted market price (Level 1), of the Company’s senior convertible notes due 2029 (the "2029 Notes") is as follows (in thousands):

	September 30, 2024	December 31, 2023
Senior Convertible Notes due 2029	$601,804	$—

6. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials and work-in-progress	$6,769	$6,299
Finished goods	8,263	7,674
Total	$15,032	$13,973

Long-term Strategic Investments
Long-term strategic investments consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Strategic loan investments	$55,563	$—
Strategic equity investment	3,496	3,000
Total	$59,059	$3,000
Other Assets
Other assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
PCBAs	$38,608	$38,987
Cloud computing arrangements	5,612	4,959
Other	1,320	1,093
Total	$45,540	$45,039
The Company reuses PCBAs in each wearable Zio Monitor patch, Zio XT patch, and Zio AT patch, as well as the wireless gateway used in conjunction with the Zio AT patch. As PCBAs are used in a wearable Zio Monitor patch, Zio XT patch, or Zio AT patch, a portion of the cost of the PCBA is recorded as a cost of revenue. The PCBAs are charged over a period beyond one year. Charges to cost of revenue were $4.2 million and $9.9 million for the three and nine months ended September 30, 2024, respectively, and $2.4 million and $5.4 million for the three and nine months ended September 30, 2023, respectively.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Laboratory and manufacturing equipment	$9,588	$6,007
Computer equipment and software	4,219	3,905
Furniture and fixtures	4,182	4,020
Leasehold improvements	27,121	24,885
Internal-use software in service	77,101	61,980
Internal-use software in development	56,123	43,701
Construction in progress	9,986	10,119
Total property and equipment, gross	188,320	154,617
Less: accumulated depreciation and amortization	(65,930)	(50,503)
Total property and equipment, net	$122,390	$104,114
Depreciation and amortization expense for the three and nine months ended September 30, 2024 was $5.1 million and $15.4 million, respectively, and $4.1 million and $11.4 million for three and nine months ended September 30, 2023, respectively, of which amortization related to internal-use software, was $3.6 million and $11.0 million for the three and nine months ended September 30, 2024, respectively, and $3.1 million and $8.6 million, for the three and nine months ended September 30, 2023, respectively.
During the three and nine months ended September 30, 2024, internal-use software, both in service and in development, increased by $8.6 million and $27.5 million, respectively. This increase is related to enhancements in the Company’s core technology, products and services and artificial intelligence, as well as investment in future technology supporting the Zio Monitor System, the Company's next generation biosensor technology platform.
During the three and nine months ended September 30, 2024, the Company recorded an impairment charge of $0.6 million within impairment charges in the Company’s unaudited condensed consolidated statements of operations related to internal-use software in development not expected to be completed. No impairment charge related to internal-use software has been recognized for the three and nine months ended September 30, 2023.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued payroll and related expenses	$39,524	$47,656
Accrued vacation	7,110	8,608
Accrued expenses	12,845	14,891
Claims payable	2,125	4,578
Accrued employee share purchase plan contributions	1,963	1,037
Accrued state and foreign income and sales taxes	3,662	2,877
Accrued professional services fees	6,729	3,715
Total accrued liabilities	$73,958	$83,362

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
During the nine months ended September 30, 2024, there were no material changes to the leases from those described in Note 8, Commitments and Contingencies, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Contractual obligations under operating lease liabilities were as follows (in thousands):

Year Ended December 31:
2024 (remainder of the year)	$3,867
2025	15,633
2026	16,096
2027	16,492
2028	16,385
Thereafter	47,101
Total lease payments	115,574
Less: imputed interest	(26,033)
Total lease liabilities	$89,541

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
On February 1, 2021, a putative class action lawsuit was filed in the United States District Court for the Northern District of California (the "Court") alleging that the Company and its former Chief Executive Officer, Kevin M. King, violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. On August 2, 2021, the lead plaintiff filed an amended complaint, and filed a further amended complaint on September 24, 2021. The amended complaint names as defendants, in addition to the Company and Mr. King, its former Chief Executive Officer, Michael J. Coyle, and former Chief Financial Officer and former Chief Operating Officer, Douglas J. Devine. The purported class in the amended complaint includes all persons who purchased or acquired the Company's common stock between August 4, 2020 and July 13, 2021, and seeks unspecified damages purportedly sustained by the class. On October 27, 2021, the Company filed a motion to dismiss, which the Court granted on March 31, 2022, entering judgment in favor of the Company and the other defendants. On April 29, 2022, the original named plaintiff appealed to the Ninth Circuit Court of Appeals. On October 11, 2023, after briefing by the parties and oral argument, the Ninth Circuit dismissed the appeal for lack of jurisdiction. The appellant filed a petition for rehearing en banc, which was denied on December 6, 2023. On April 16, 2024, the original named plaintiff appealed the Ninth Circuit’s decision regarding jurisdiction to the United States Supreme Court (the “Supreme Court”) and, on May 20, 2024, the Company waived its right to provide a statement of opposition with respect to the issue of jurisdiction. On June 4, 2024, the Supreme Court requested the Company provide a statement of opposition, which was due August 2, 2024. On October 7, 2024, the Supreme Court denied the plaintiff’s petition for appeal, thereby ending the matter.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
On February 6, 2024, a second putative class action lawsuit was filed in the Court alleging that the Company's current Chief Executive Officer, Quentin Blackford, the Company's former Chief Financial Officer, Brice Bobzien, and our former Chief Financial Officer and former Chief Operating Officer, Mr. Devine violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, and seeks unspecified damages purportedly sustained by the class. On July 19, 2024, an amended complaint was filed, naming the Company, Mr. Blackford, Mr. Bobzien, Mr. Devine, our Chief Commercial Officer Chad Patterson, our former Chief Technology Officer Mark Day, and our Chief Medical Officer, Chief Scientific Officer, and Executive Vice President of Product Innovation, Mintu Turakhia, as defendants. On October 7, 2024, a second amended complaint was also filed to include events from the recent FDA inspections.
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
On February 20, 2024, Welch Allyn, a subsidiary of Hill-Rom Holdings, Inc. which was acquired by Baxter International, Inc., filed a lawsuit against the Company in the United States District Court for the District of Delaware, alleging that the Company's Zio devices infringe certain of its patents and that the Company’s infringement was willful. The Company filed a motion to dismiss Welch Allyn’s willful infringement claims on April 11, 2024. Welch Allyn filed an amended complaint on April 24, 2024 that continued to allege that the Company's devices infringe certain of its patents and that the Company’s infringement was willful. The Company filed a motion to dismiss Welch Allyn’s willful infringement allegations found in the amended complaint on June 12, 2024. Welch Allyn seeks money damages and attorneys’ fees. The Company believes this lawsuit is without merit and plans to defend itself vigorously.
Technology License Agreement
On August 30, 2024, the Company entered into a Technology License Agreement (the “License Agreement”) with BioIS, pursuant to which (i) the Company will receive a perpetual fully paid up license to certain of BioIS’ intellectual property, technology and products for research, development and commercialization of potential next generation products and services in certain fields of use, including an exclusive license to develop and commercialize pulse oximetry, accelerometry, and trending non-invasive blood pressure technologies for use within the Company’s ambulatory cardiac monitoring products and services, and (ii) the Company and BioIS agreed to negotiate in good faith a supply agreement for pulse oximetry hardware.
Under the terms of the License Agreement, during the third quarter of 2024 the Company paid BioIS an upfront fee of $15.0 million in cash consideration. In connection with the License Agreement, the Company also purchased an aggregate of $40.0 million of convertible promissory notes from BioIS (the "Convertible Notes"), of which $20.0 million of the convertible promissory notes ("Milestone Notes") were designated for satisfaction of the Company's regulatory milestone payment obligations. The Milestone Notes, plus accrued and unpaid interest, if any, shall be cancelled, if outstanding, upon the achievement of the regulatory milestones up through December 31, 2026. The Company has recorded a charge for $32.1 million for acquired IPR&D in the Company's unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024, which includes the upfront fee of $15.0 million as well as contingent consideration of $17.1 million related to the regulatory milestones. Additionally, BioIS is eligible to receive low single digit royalty payments on annual net sales of certain products in the home sleep testing field, subject to certain adjustments specified in the License Agreement.

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
The Company and Verily will develop certain next-generation atrial fibrillation (“Afib”) screening, detection, or monitoring products pursuant to the Development Agreement, which products will involve combining Verily's and the Company’s technology platforms and capabilities. Under the terms of the Development Agreement, the Company paid Verily an upfront fee of $5.0 million in 2019. In addition, the Company agreed to make additional milestone payments to Verily up to an aggregate of $12.75 million upon achievement of various development and regulatory milestones over the term of the Development Agreement. The Company has achieved milestones tied to payments totaling $11.0 million to date and may make additional payments over the term of the Development Agreement of $1.75 million, subject to the achievement of specified milestones. No payments were made during the three and nine months ended September 30, 2024 and 2023.
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

8. DEBT
1.50% Senior Convertible Notes due 2029
The carrying amounts of the Company’s 2029 Notes were as follows (in thousands):

	September 30, 2024	December 31, 2023
Principal amount	$661,250	$—
Unamortized debt issuance costs	(15,429)	—
Carrying amount of senior convertible notes due 2029	$645,821	$—

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes the components of interest expense and the effective interest rate for the 2029 Notes for the periods shown (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual coupon interest	$2,535	$—	$5,731	$—
Amortized debt issuance costs	738	—	1,890	—
Total interest expense recognized on senior convertible notes due 2029	$3,273	$—	$7,621	$—

Effective interest rate	2.0%	—%	2.0%	—%
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
On March 7, 2024, in connection with the offering of the 2029 Notes, the Company used approximately $80.2 million of the net proceeds for the repayment in full of the $75.0 million outstanding Initial Loan, as well as interest, fees and expenses associated with terminating the agreement. Interest expense for the three and nine months ended September 30, 2024 was nil and $1.8 million, respectively. Interest expense for the nine months ended September 30, 2024 consisted of contractual coupon interest and amortized debt issuance costs of $1.6 million and $0.2 million, respectively. The Company incurred $5.6 million of fees and expenses relating to the repayment of the Initial Loan and the termination of the Braidwell Credit Agreement, inclusive of unamortized debt origination costs, which has been recorded within loss on extinguishment of debt in the Company’s unaudited condensed consolidated statements of operations for the nine months ended September 30, 2024.
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
Interest expense for three and nine months ended September 30, 2023 was $0.8 million and $2.5 million, respectively. Contractual coupon interest for the three and nine months ended September 30, 2023 was $0.8 million and $2.2 million, respectively. Amortized debt issuance costs for the three and nine months ended September 30, 2023 were $0.1 million and $0.3 million, respectively. Interest expense, contractual coupon interest, and amortized debt issuance costs for the three and nine months ended September 30, 2024 was nil. The Company incurred $2.0 million of fees and expenses relating to the termination of the SVB Loan Agreement, which has been recorded within loss on extinguishment of debt in the Company's unaudited condensed consolidated statements of operations during the nine months ended September 30, 2024.

9. INCOME TAXES
The Company recorded a tax provision related to its U.S. state taxes and its foreign subsidiaries during the three and nine months ended September 30, 2024 and 2023. Due to the uncertainties surrounding the realization of the U.S. deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.

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

11. STOCK-BASED COMPENSATION
The following table summarizes the total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$709	$1,236	$2,421	$2,584
Research and development	3,163	3,370	10,551	7,912
Selling, general and administrative	13,286	16,402	46,998	42,862
Total stock-based compensation expense	$17,158	$21,008	$59,970	$53,358
Restricted Stock Units and Performance-Based Restricted Stock Units
As of September 30, 2024, there was a total of 1.5 million awards outstanding and total unamortized compensation cost of $121.9 million, net of estimated forfeitures, related to restricted stock units ("RSUs"), which the Company expects to recognize over a weighted average period of 1.7 years.
As of September 30, 2024, there was a total of 0.9 million awards outstanding and total unamortized compensation cost of $36.0 million, net of estimated forfeitures, related to performance based RSUs ("PRSUs"), which the Company expects to recognize over a weighted average remaining period of 1.4 years. PRSUs are based on the maximum number of PRSUs issuable in the key executive grant agreements. The actual number of PRSUs awarded will be based on company performance criteria.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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
Options
As of September 30, 2024, the Company had a total of 0.3 million options outstanding. As of September 30, 2024, the options were fully vested.
Employee Stock Purchase Plan
As of September 30, 2024, the Company had $2.6 million of unrecognized compensation expense that will be recognized over a weighted average period of 0.6 years.

12. NET LOSS PER SHARE
As the Company had net losses for the three and nine months ended September 30, 2024 and 2023, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share during the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(46,182)	$(27,116)	$(111,956)	$(84,707)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	31,262	30,607	31,147	30,470
Net loss per common share, basic and diluted	$(1.48)	$(0.89)	$(3.59)	$(2.78)
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
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the three and nine months ended September 30, 2024 and 2023 because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common stock	290	307	290	307
RSUs and PRSUs[1]	2,378	2,747	2,378	2,747
Senior convertible notes	4,492	—	4,492	—
Total	7,160	3,054	7,160	3,054

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
The following are Zio Services shown as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contracted third-party payors	53%	54%	54%	55%
Centers for Medicare and Medicaid	24%	25%	24%	25%
Healthcare institutions	16%	14%	15%	14%
Non-contracted third-party payors	7%	7%	7%	6%
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
We define Adjusted EBITDA for a particular period as net loss before income tax provision, depreciation and amortization, interest expense, interest income and as further adjusted for stock-based compensation expense, changes in fair value of strategic investments, impairment and restructuring charges, business transformation costs, and loss on extinguishment of debt. Business transformation costs include costs associated with professional services, employee termination and relocation, third-party merger and acquisition, integration, and other costs to augment and restructure the organization, inclusive of both outsourced and offshore resources.

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
The following table presents a reconciliation of Net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss[1]	$(46,182)	$(27,116)	$(111,956)	$(84,707)
Interest expense	3,329	927	9,501	2,709
Interest income	(6,456)	(1,717)	(16,198)	(4,619)
Changes in fair value of strategic investments	(1,059)	—	(1,059)	—
Income tax provision	188	195	414	495
Depreciation and amortization	5,135	4,067	15,426	11,434
Stock-based compensation	17,158	21,008	59,970	53,358
Impairment charges	641	—	641	—
Business transformation costs	7,360	2,999	8,656	14,094
Loss on extinguishment of debt	—	—	7,589	—
Adjusted EBITDA	$(19,886)	$363	$(27,016)	$(7,236)
1 Net loss for the three and nine months ended September 30, 2024 includes $32.1 million of acquired in-process research and development expense.
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
The current macroeconomic environment is impacting our customers, both financially and operationally. Hospitals are experiencing staffing shortages and supply chain issues that could affect their ability to provide patient care. Additionally, hospitals are facing significant financial pressure as supply chain constraints and inflation drive up operating costs, rising interest rates make access to credit more expensive, unrealized losses decrease available cash reserves, and fiscal stimulus programs enacted during the COVID-19 pandemic continue to wind down. As a consequence of the financial pressures and decreased profitability, some hospitals have indicated that they are lowering their capital investment plans and tightening their operational budgets. Climate-related events, including the increasing frequency of extreme weather events, natural disasters, or other catastrophic events may cause damage or disruption to our domestic or global customers or our operations, which could have an adverse effect on our business, operating results, and financial condition.
We have adapted our Zio Services to meet the immediate needs of physicians, customers, and patients and significantly increased the utilization of our home enrollment service, which allows patients to receive and wear the single-use Zio patch without going to a healthcare facility.
Our hybrid work arrangements and decision to pursue a sublease for our leased San Francisco headquarters resulted in an impairment of its ROU asset and related leasehold improvements and furniture and fixtures during the years ended December 31, 2023 and 2022. As we continue to evaluate our global real estate footprint, we may incur additional impairment charges related to real property lease agreements.
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
Cost of Revenue
Cost of revenue includes direct labor, material costs, equipment and infrastructure expenses, amortization of internal-use software, allocated overhead, royalties, and shipping and handling. Direct labor includes payroll-related costs including stock-based compensation involved in manufacturing, clinical data curation, and customer service. Material costs include both the disposable materials costs of the Zio patches and amortization of the re-usable printed circuit board assemblies ("PCBAs"). Each Zio XT patch and Zio Monitor patch includes a PCBA, and each Zio AT patch includes a PCBA and gateway board, the cost of which is amortized over the expected useful life of the board. We expect cost of revenue to increase in absolute dollars as our revenue increases due to increased direct labor, direct materials, and variable spending, as well as amortization of internal-use software, partially offset by economies of scale in relation to fixed costs such as overhead and facilities costs.
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
Acquired In-Process Research and Development Expenses
Our in-process research and development acquired in an asset acquisition for use in research and development activities with no alternative future use is expensed in the condensed consolidated statements of operations on the acquisition date.
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
Interest Income
Interest income consists of interest income received on our cash and cash equivalents, marketable securities, and other investments.

Interest Expense
Interest expense is attributable to borrowings under our loan agreements and 2029 Notes. See Note 8, Debt, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our debt.
Other Income (Expense), Net
Other income (expense), net consists primarily of changes in fair value of our strategic loan and equity investments, as well as realized and unrealized foreign currency exchange gains or losses.
Loss on Extinguishment of Debt
Loss on extinguishment of debt reflects the losses incurred in the early repayment of debt. See Note 8, Debt, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our loss on extinguishment of debt.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(in thousands, except percentages) *
Revenue, net	$147,538	$124,604	$22,934	18%	$427,514	$360,170	$67,344	19%
Cost of revenue	46,062	42,130	3,932	9%	135,051	115,790	19,261	17%
Gross profit	101,476	82,474	19,002	23%	292,463	244,380	48,083	20%
Operating expenses:
Research and development	15,694	16,309	(615)	(4)%	52,378	44,828	7,550	17%
Acquired in-process research and development	32,069	—	32,069	N/M	32,069	—	32,069	N/M
Selling, general and administrative	103,375	93,768	9,607	10%	318,797	285,531	33,266	12%
Impairment charges	641	—	641	N/M	641	—	641	N/M
Total operating expenses	151,779	110,077	41,702	38%	403,885	330,359	73,526	22%
Loss from operations	(50,303)	(27,603)	(22,700)	82%	(111,422)	(85,979)	(25,443)	30%
Interest and other income (expense), net:
Interest income	6,456	1,717	4,739	276%	16,198	4,619	11,579	251%
Interest expense	(3,329)	(927)	(2,402)	259%	(9,501)	(2,709)	(6,792)	251%
Loss on extinguishment of debt	—	—	—	N/M	(7,589)	—	(7,589)	N/M
Other income (expense), net	1,182	(108)	1,290	(1,194)%	772	(143)	915	(640)%
Total interest and other income (expense), net	4,309	682	3,627	532%	(120)	1,767	(1,887)	(107)%
Loss before income taxes	(45,994)	(26,921)	(19,073)	71%	(111,542)	(84,212)	(27,330)	32%
Income tax provision	188	195	(7)	(4)%	414	495	(81)	(16)%
Net loss	$(46,182)	$(27,116)	$(19,066)	70%	$(111,956)	$(84,707)	$(27,249)	32%
N/M - Not meaningful
* Certain numbers expressed may not sum due to rounding.
Revenue
Revenue increased by $22.9 million, or 18%, to $147.5 million during the three months ended September 30, 2024, as compared to $124.6 million during the three months ended September 30, 2023. Revenue increased by $67.3 million, or 19%, to $427.5 million during the nine months ended September 30, 2024, as compared to $360.2 million during the nine months ended September 30, 2023. For the three and nine months ended September 30, 2024, the increases in revenue were primarily attributable to increases in the volume of Zio Services resulting from increased demand. Average selling price remained relatively stable period over period.

Cost of Revenue
Cost of revenue increased by $3.9 million, or 9%, to $46.1 million during the three months ended September 30, 2024, as compared to $42.1 million during the three months ended September 30, 2023. Cost of revenue increased by $19.3 million, or 17%, to $135.1 million during the nine months ended September 30, 2024, as compared to $115.8 million during the nine months ended September 30, 2023. The increase in cost of revenue was due primarily to increases in headcount-related costs associated with the increase in volume of Zio Services. For the three and nine months ended September 30, 2024, additional impacts to cost of revenue include an increase of approximately $1.3 million and $3.9 million, respectively, in amortization charges for Zio XT and Zio Monitor PCBAs in conjunction with the ongoing commercial launch of Zio Monitor, as well as an increase of approximately $0.5 million and $2.4 million, respectively, in amortization charges for internal-use software which support delivery of our services.
Research and Development Expenses
Research and development expenses decreased by $0.6 million, or 4%, to $15.7 million during three months ended September 30, 2024, as compared to $16.3 million during the three months ended September 30, 2023. Research and development expenses increased by $7.6 million, or 17%, to $52.4 million during the nine months ended September 30, 2024, as compared to $44.8 million during the nine months ended September 30, 2023. The decrease in research and development expenses during the three months ended September 30, 2024 was primarily related to lower headcount-related costs (including stock-based compensation). The increase in research and development expenses during the nine months ended September 30, 2024 was primarily due to higher headcount-related costs (including stock-based compensation), consulting costs to support regulatory and legal matters, and further development, enhancement and functionality of our current and future product offerings.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $9.6 million, or 10%, to $103.4 million during the three months ended September 30, 2024, as compared to $93.8 million during the three months ended September 30, 2023. Selling, general, and administrative expenses increased by $33.3 million, or 12%, to $318.8 million during the nine months ended September 30, 2024, as compared to $285.5 million during the nine months ended September 30, 2023. For the three months ended September 30, 2024, the increase was primarily attributable to third-party patient claims processing fees, legal and professional fees, and patient credit loss provisions, offset by a reduction of stock-based compensation expense. For the nine months ended September 30, 2024, the increase was primarily attributable to third-party patient claims processing fees, stock-based compensation expense, and legal fees, offset by reductions in professional fees to support scaling the organization. During the three and nine months ended September 30, 2024, we incurred $7.4 million and $8.7 million of business transformation costs, respectively, primarily related to severance, professional fees, and third-party merger and acquisition fees. During the three and nine months ended September 30, 2023, we incurred $3.0 million and $14.1 million of business transformation costs, respectively, primarily related to severance and professional fees, to support growth in our operations.
Impairment Charges
During the three and nine months ended September 30, 2024, the Company recorded an impairment charge of $0.6 million related to internal-use software in development not expected to be completed.
Acquired In-Process Research and Development
Acquired IPR&D expense was $32.1 million during the three and nine months ended September 30, 2024. The expense was related to the Technology License Agreement (the “License Agreement”) we entered into with BioIntelliSense, Inc. (“BioIS”) during the third quarter of 2024. See Note 7, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
Interest Income
Interest income increased by $4.7 million to $6.5 million during the three months ended September 30, 2024, as compared to $1.7 million during the three months ended September 30, 2023. Interest income increased by $11.6 million to $16.2 million during the nine months ended September 30, 2024, as compared to $4.6 million during the nine months ended September 30, 2023. The increase was attributable to higher market interest rates earned from our cash and cash equivalents and marketable securities, an increase in the average invested balances during the three and nine months ended September 30, 2024, as compared to the same periods in 2023, primarily as a result of the borrowing under the 2029 Notes in March 2024.

Interest Expense
Interest expense increased by $2.4 million to $3.3 million during the three months ended September 30, 2024, as compared to $0.9 million during the three months ended September 30, 2023. Interest expense increased by $6.8 million to $9.5 million during the nine months ended September 30, 2024, as compared to $2.7 million during the nine months ended September 30, 2023. The increase in interest expense was primarily attributable to the $75.0 million Braidwell Term Loan Facility borrowed and repaid during the first quarter of 2024, as well as the $661.3 million 2029 Notes borrowed in March 2024.
Other Income (Expense), Net
Other income (expense), net increased by $1.3 million to $1.2 million during the three months ended September 30, 2024, as compared to other income (expense), net of ($0.1 million) during the three months ended September 30, 2023. Other income (expense), net increased by $0.9 million to $0.8 million during the nine months ended September 30, 2024, as compared to other income (expense), net of ($0.1 million) during the nine months ended September 30, 2023. The increases were primarily attributable to the changes in the fair value of our strategic debt and equity investments recognized during the three months ended September 30, 2024.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was nil and $7.6 million for the three and nine months ended September 30, 2024, respectively. The loss was related to the early extinguishment of both the SVB Loan Agreement and the Braidwell Term Loan Facility during the first quarter of 2024. See Note 8, Debt, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for details of our financing activities.
Liquidity and Capital Resources
Overview
As of September 30, 2024, we had cash and cash equivalents of $519.5 million, marketable securities of $2.5 million, and accounts receivable of $77.4 million, with a significant portion of our cash and cash equivalents balance deposited within our interest-bearing bank concentration accounts. We continuously review our liquidity and anticipated capital requirements in light of the significant uncertainty created by the current macroeconomic environment, including inflation, interest rate volatility, and potential instability in the global banking system. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. During the first quarter of 2024, we experienced a temporary delay in the billing of our contracted and non-contracted payer customers, performed by our third-party claims processing vendor. The delay was due to a cybersecurity incident experienced by Change Healthcare, a division of UnitedHealth Group, which our third-party vendor engages for services relating to billing and collections. While we substantially cleared the billing backlog as of the end of the first quarter of 2024, the delay in billing resulted in a temporary delay in our cash collections. During the second and third quarters of 2024, we received a significant portion of our cash collections from the delayed billings. We believe that our current cash, cash equivalents, and marketable securities balances, together with income to be derived from the sales of our Zio Services, will be sufficient to meet our liquidity requirements for at least the next 12 months.
Under the terms of the Development Agreement with Verily, we agreed to make milestone payments to Verily up to an aggregate of $12.75 million upon achievement of various development and regulatory milestones. We have achieved milestones tied to payments totaling $11.0 million through September 30, 2024, and may make additional milestone payments of $1.75 million, subject to the achievement of specified milestones.
On August 30, 2024, we entered into a Technology License Agreement (the “License Agreement”) with BioIS, pursuant to which (i) we will receive a perpetual fully paid up license to certain of BioIS’ intellectual property, technology and products for research, development and commercialization of potential next generation products and services in certain fields of use, including an exclusive license to develop and commercialize pulse oximetry, accelerometry, and trending non-invasive blood pressure technologies for use within our ambulatory cardiac monitoring products and services, and (ii) iRhythm and BioIS agreed to negotiate in good faith a supply agreement for pulse oximetry hardware.
Under the terms of the License Agreement, during the third quarter of 2024 we paid BioIS an upfront fee of $15.0 million in cash consideration. In connection with the License Agreement, we also purchased an aggregate of $40.0 million of convertible promissory notes from BioIS of which $20.0 million of the convertible promissory notes ("Milestone Notes") were designated for satisfaction of the Company's regulatory milestone payment obligations. The Milestone Notes, plus accrued and unpaid interest, if any, shall be cancelled, if outstanding, upon the achievement of the regulatory milestones up through December 31, 2026.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(15,842)	$(34,129)
Net cash used in investing activities	(824)	(2,609)
Net cash provided by financing activities	508,394	5,352
Operating Activities
During the nine months ended September 30, 2024, cash used in operating activities was $15.8 million, a decrease of $18.3 million, as compared to cash used in operating activities of $34.1 million during the nine months ended September 30, 2023. The reduction in cash used in operating activities was primarily attributable to favorable impacts from decreases in prepaid and other current assets, and a reduction in other long-term assets primarily from lower levels of purchases of PCBAs. Additionally, timing of collections associated with our accounts receivable, offset with the timing of payments associated with our accounts payable and accrued liabilities, is further contributing to our net usage levels of cash in operations.
Investing Activities
During the nine months ended September 30, 2024, cash used in investing activities was $0.8 million, an decrease of $1.8 million, as compared to cash used by investing activities of $2.6 million during the nine months ended September 30, 2023. The decrease was primarily attributable to a net increase in the change in marketable securities of $69.0 million. This was offset by an increase of $52.0 million in cash used for the purchases of strategic investments, as well as $15.0 million of acquired in-process research and development from BioIS, during the nine months ended September 30, 2024.
Financing Activities
During the nine months ended September 30, 2024, cash provided by financing activities was $508.4 million, an increase of $503.0 million as compared to $5.4 million during the nine months ended September 30, 2023. The increase was primarily attributed to $661.3 million in proceeds from the issuance of our 2029 Notes. The increase was offset by $37.8 million associated with the payment of the SVB Loan Agreement and related termination costs, payment of $5.6 million associated with the Braidwell Term Loan Facility debt issuance and termination costs, payment of $17.4 million associated with debt issuance costs for our 2029 Notes, payment of $72.4 million for the purchase of the 2029 Capped Calls, and payment of $25.0 million for the repurchase of shares of our common stock.
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
Contractual Obligations
Our contractual obligations as of December 31, 2023, are presented in our Annual Report on Form 10-K filed with the SEC on February 22, 2024. There were no significant changes to our lease obligations during the nine months ended September 30, 2024. As of September 30, 2024, we had approximately $43.4 million of open purchase orders and contractual obligations in the ordinary course of business, the majority of which are due within one year. See Note 8, Debt, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for changes in our debt obligations during the nine months ended September 30, 2024.

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
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Updates to our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the notes to our unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q. The critical accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There were no material changes to our critical accounting estimates during the nine months ended September 30, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities of $522.0 million and $133.8 million as of September 30, 2024, and December 31, 2023, respectively, which consisted of bank deposits, money market funds and U.S. government securities. Such interest-earning instruments carry a degree of interest rate risk.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates would have had a $0.6 million and $1.6 million impact to interest income for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, a hypothetical 10% change in interest rates would have had an immaterial and $0.5 million impact to interest income, respectively.
As of September 30, 2024, we had $661.3 million in outstanding aggregate principal amount of fixed rate debt relating to our 2029 Notes. Accordingly, we do not have economic interest rate exposure on the 2029 Notes. However, changes in interest rates could impact the fair market value of the 2029 Notes. Generally, the fair market value of the fixed interest rate of the 2029 Notes will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our 2029 Notes as of September 30, 2024 was $601.8 million.
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
Foreign Currency Exchange Rate Sensitivity
As of September 30, 2024, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
As required by Rule 13a under the Exchange Act, our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On February 1, 2021, a putative class action lawsuit was filed in the United States District Court for the Northern District of California (the "Court") alleging that we and our former Chief Executive Officer, Kevin M. King, violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. On August 2, 2021, the lead plaintiff filed an amended complaint, and filed a further amended complaint on September 24, 2021. The amended complaint names as defendants, in addition to us and Mr. King, our former Chief Executive Officer, Michael J. Coyle, and former Chief Financial Officer and former Chief Operating Officer, Douglas J. Devine. The purported class in the amended complaint includes all persons who purchased or acquired our common stock between August 4, 2020 and July 13, 2021, and seeks unspecified damages purportedly sustained by the class. On October 27, 2021, we filed a motion to dismiss, which the Court granted on March 31, 2022, entering judgment in favor of us and the other defendants. On April 29, 2022, the original named plaintiff appealed to the Ninth Circuit Court of Appeals. On October 11, 2023, after briefing by the parties and oral argument, the Ninth Circuit dismissed the appeal for lack of jurisdiction. The appellant filed a petition for rehearing en banc, which was denied on December 6, 2023. On April 16, 2024, the original named plaintiff appealed the Ninth Circuit’s decision regarding jurisdiction to the United States Supreme Court (the “Supreme Court”) and, on May 20, 2024, we waived our right to provide a statement of opposition with respect to the issue of jurisdiction. On June 4, 2024, the Supreme Court requested we provide a statement of opposition, which was due August 2, 2024. On October 7, 2024, the Supreme Court denied the plaintiff’s petition for appeal, thereby ending the matter.
On February 6, 2024, a second putative class action lawsuit was filed in the Court alleging that we and our current Chief Executive Officer, Quentin Blackford, our former Chief Financial Officer, Brice Bobzien, and our former Chief Financial Officer and former Chief Operating Officer, Mr. Devine violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, and seeks unspecified damages purportedly sustained by the class. On July 19, 2024, an amended complaint was filed, naming us, Mr. Blackford, Mr. Bobzien, Mr. Devine, our Chief Commercial Officer Chad Patterson, our former Chief Technology Officer Mark Day, and our Chief Medical Officer, Chief Scientific Officer, and Executive Vice President of Product Innovation Mintu Turakhia as defendants. On October 7, 2024, a second amended complaint was also filed to include events from the recent FDA inspections.
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
On February 20, 2024, Welch Allyn, Inc. (“Welch Allyn”), a subsidiary of Hill-Rom Holdings, Inc. which was acquired by Baxter International, Inc., filed a lawsuit against us in the United States District Court for the District of Delaware, alleging that our Zio devices infringe certain of its patents and that the Company’s infringement was willful. We filed a motion to dismiss Welch Allyn’s willful infringement claims on April 11, 2024. Welch Allyn filed an amended complaint on April 24, 2024 that continued to allege that our Zio devices infringe certain of its patents and that our infringement was willful. We filed a motion to dismiss Welch Allyn’s willful infringement allegations found in the amended complaint on June 12, 2024. Welch Allyn seeks money damages and attorneys’ fees. We believe this lawsuit is without merit and plan to defend ourselves vigorously.
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
•Although our current Zio Systems are comprised of medical devices that have received FDA marketing authorization (510(k) clearance) as well as regulatory certifications in the European Union, the United Kingdom, and Japan, we may regularly engage in product enhancements and in iterative changes to existing products, as well as seek to develop new technology or use of technology for new indications for use. These medical device developments may trigger further regulatory reviews and the results of those reviews are unpredictable.
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
During the three and nine months ended September 30, 2024, we received approximately 24% of our total revenue from the Medicare program (inclusive of Medicare Advantage). The Medicare program is administered by CMS, which imposes extensive and detailed requirements on diagnostic services providers, including IDTFs. These requirements include, but are not limited to, rules that govern how we structure our relationships with physicians, how we operate our IDTFs and market our Zio Services, when we may perform diagnostic tests, and how and when we submit reimbursement claims. Our failure to comply with the applicable Medicare rules and requirements could result in discontinuation of our reimbursement under the Medicare program, a requirement to return funds already paid to us, civil monetary penalties, criminal penalties, and/or exclusion from the Medicare program, which would have a material adverse impact on our reputation, business, and results of operations.

CMS has acknowledged that the IDTF regulations were designed for “traditional” IDTFs that administer tests to patients in-person, at a single point in time, and from a single location, and only recently has CMS initiated changes to the regulations to address IDTFs like ours that furnish “indirect tests” that do not require in-person interaction and involve technicians performing computer analyses offsite or at another location. The changes, however, do not address all gaps identified by CMS relating to IDTF operations and the Medicare billing requirements. For example, CMS has not addressed billing for remote diagnostic tests that are performed from one or more IDTF or other remote locations. Our failure to comply with the applicable Medicare regulations, or regulators’ disagreement with our interpretation of the regulations as applied to indirect tests, such as the Zio Services, could result in the discontinuation of our reimbursement under the Medicare program, a requirement to return funds already paid to us, civil monetary penalties, criminal penalties, and/or exclusion from the Medicare program.
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
Additionally, for our out-of-network or cash pay patients, we may be subject to state and federal surprise billing laws that impose limits on amounts that can be charged to such patients and/or the amount we can receive for out-of-network services from commercial payors as well as penalties for noncompliance. One such law, the federal No Surprises Act, requires covered providers to provide “good faith estimates” to uninsured and self-pay patients of their out-of-pocket responsibility and establishes a detailed and potentially costly independent dispute resolution process governing fee disputes between our IDTFs and payors. These laws and regulations may change and we anticipate these evolving, highly technical requirements may apply to our business in the future and could necessitate the dedication of additional resources to ensure compliance.
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

Additionally, on May 25, 2023, we received a warning letter from FDA, which alleged non-conformities to regulations for medical devices, including medical device reporting requirements, relating to our Zio AT System and medical device quality system requirements. We submitted a timely response to FDA on June 16, 2023 and are continuing to work with the agency to address the issues outlined in the warning letter. Although our belief based on the dialogue with FDA to date following our warning letter response is that we will be able to work through FDA’s matters of concern relating to our Zio AT System, we cannot give any assurances that FDA will be satisfied with our response, the actions taken to resolve the concerns raised in the warning letter, or the expected date for the resolution of such matters. Until the issues identified in the warning letter are resolved to FDA’s satisfaction, additional legal or regulatory action may be taken with or without further notice. The warning letter is publicly available on FDA’s website and has been the subject of a high degree of media and industry attention, which subjects us to additional scrutiny. We have been providing FDA with updates on our progress on commitments made in the warning letter, and we are in continued dialogue with FDA on key topics and our planned path forward. On October 21, 2024, we were granted FDA clearance for one 510(k) encompassing design updates that had previously been documented through letters to file and on October 30, 2024 we were granted FDA clearance on a second 510(k) submission related to design modifications and labeling updates for the Zio AT device.
On July 15, 2024, FDA initiated inspections of our Cypress and San Francisco FDA-registered facilities. We received Form 483 observations at the close of the inspections of our Cypress and San Francisco facilities. These inspections broadly evaluated medical device quality system requirements and other medical device regulatory topics, and the observations generally centered on complaint handling and medical device reporting, risk analysis regarding the involvement of the technicians to prepare the Zio ECG reports, the corrective and preventive action process, process controls and statistical techniques. We timely submitted our initial responses regarding the July 2024 483 Observations to FDA on August 21, 2024, and provided supplemental information on September 6, 2024. In these responses we committed to a number of follow-up actions, and intend to work with FDA to resolve the issues identified. Executing on our follow-up actions, commitments to FDA, and remediation activities will require significant time, attention, and resources that might otherwise be applied to future product development activities and initiatives, and could result in delays or changes to these plans. Our commitments will also require a high degree of attention to design strategy and compliance going forward.
As we are already subject to an FDA warning letter associated with our Cypress facility, and in light of the 2024 inspection results, if we are unable to successfully execute follow-up actions consistent with our commitments to FDA, or if FDA determines that our follow-up commitments are insufficient or are not completed with sufficient promptness, we may face a greater risk of potential escalation, which could involve issuance of additional warning letters, or there is a possibility that FDA could initiate consent decree discussions.
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
We have and are continuing to incorporate AI, including machine learning and independent algorithms, in certain of our products, services and internal operations, including in our MCT services with our Zio AT System, which is intended to enhance their operation and effectiveness internally and for physicians and patients. Our research and development of such technology remains ongoing. AI innovation presents risks and challenges that could impact our business. AI algorithms may be flawed or datasets may be insufficient or contain biased information resulting in perceived or actual negative outcomes. Additionally, many countries and regions, including the EU, have proposed or passed new and evolving regulations related to the use of AI and machine learning technologies. The regulations may impose onerous obligations and may require us to unexpectedly rework or reevaluate improvements to be compliant. In particular, the EU Artificial Intelligence Act will have a material impact on the way AI is regulated in the EU, may affect our use of AI technologies, and may require additional compliance measures and changes to our operations and processes. Use of AI technologies may expose us to an increased risk of regulatory enforcement and litigation. Moreover, some of the AI features involve the processing of personal data and may be subject to laws, policies, legal obligations, and codes of conduct related to privacy and data protection. AI development and deployment practices could subject us to competitive harm, regulatory enforcement, increased cyber risks, reputational harm, and legal liability.
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
We have entered into the Development Agreement with Verily to develop certain next-generation Afib screening, detection, or monitoring devices to enhance our Zio Services, which involves combining our technology platforms and capabilities with those of Verily. As part of the Development Agreement, we paid Verily an up-front fee of $5.0 million in cash, and through September 30, 2024, we have achieved milestones and additional related payment obligations totaling $11.0 million. We have agreed to make additional payments over the term of the Development Agreement up to an aggregate of $1.75 million, subject to achievement of certain specified milestones. The success of our collaboration with Verily is highly dependent on the efforts provided to the collaboration by Verily and us and the skill sets of our respective employees. Support of these efforts requires significant resources, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even with FDA’s clearance of our clinically-integrated ZEUS System for the Zio Watch, continued product testing, market research, and related activities may result in a delay to device launch and additional expense associated with any commercialization efforts. Even if and when launched, the developed devices may also not be accepted in the marketplace, and there is no assurance that adequate coverage or reimbursement would be available, or that an alternative payment model can be developed.
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
•obtaining and sustaining regulatory approvals, certifications, and regulatory compliance where required for the sale of our Zio Services in various countries or regions;
•requirements to maintain data and the processing of that data on servers located within such countries or regions, which requirements may be subject to change;
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
•compliance risks associated with the Japan Pharmaceutical and Medical Device Act (PMD Act);
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
Our operations in the UK account for approximately 1% of our revenue for the three and nine months ended September 30, 2024, and we intend to continue to pursue growth opportunities in the UK. There are still a number of areas of uncertainty in connection with the future of the UK and its relationship with the EU following the UK’s exit from the EU in 2020 (commonly referred to as “Brexit”), including the application and interpretation of the UK-EU trade agreement (the “Trade and Cooperation Agreement”), which went into force in May 2021. For example, because a significant proportion of the regulatory framework in the UK is currently derived from EU directives and regulations, Brexit could result in material changes to the regulatory regime applicable to many of our current operations. The UK government and the MHRA began undertaking public consultations on the future regulation of medical devices in 2022 and plan to introduce the new regulatory system from July 2025 onwards, subject to appropriate transitional arrangements. The consultation indicated that the MHRA will publish guidance in relation to the changes to the regulatory framework and may rely more heavily on guidance to add flexibility to the regime. Although the Trade and Cooperation Agreement offers UK and EU companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas, economic relations between the UK and the EU are on more restricted terms than existed previously. Therefore, at this time, we cannot predict the impact that the Trade and Cooperation Agreement and any future agreements contemplated under the terms of the Trade and Cooperation Agreement will have on our future business efforts to commercialize our Zio Services in the UK and the EU. Accordingly, it is possible that the Trade and Cooperation Agreement may adversely affect our operations and financial results.
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
We have recently experienced significant changes in our executive leadership, including the appointment of Quentin S. Blackford as our President and Chief Executive Officer in October 2021 following the resignation of our prior President and Chief Executive Officer, Kevin King, in January 2021. Douglas Devine, our former Chief Operating Officer, and Michael Coyle served as Chief Executive Officer from June 2021 to October 2021 and January 2021 to June 2021, respectively, before Mr. Blackford’s appointment. We have had additional executive officer positions changes recently (including the March 2023 resignation of Douglas Devine as Chief Operating Officer and the August 2024 resignation of Brice Bobzien as Chief Financial Officer) and may experience further changes in executive leadership in the future.
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
If we are presented with appropriate opportunities, we could acquire or make other investments in complementary companies, products, or technologies. We may not realize the anticipated benefit of our acquisitions, or the realization of the anticipated benefits may require greater expenditures than anticipated by us. For example, the License Agreement that we entered into with BioIS may not result in the development of commercially viable products or services or the generation of significant future revenues. The success of our efforts is highly dependent on the efforts and skill sets of our employees, and support of these efforts requires significant resources, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if and when launched, the developed devices may also not be accepted in the marketplace, and there is no assurance that adequate coverage or reimbursement would be available, or that an alternative payment model can be developed.
In addition, we will likely face risks, uncertainties, and disruptions associated with the integration process, including difficulties in the integration of the operations and services of any acquired company, integration of acquired technology with our Zio Services, including our Zio Systems, diversion of our management’s attention from other business concerns, the potential loss of key employees or suppliers of the acquired businesses, and impairment charges if future acquisitions are not as successful as we originally anticipated. If we fail to successfully integrate other companies, products, or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity or equity-linked securities to pay for any future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. In addition, our operating results may suffer because of acquisition-related costs, amortization expenses, investment required to address risks associated with the acquisition, or charges relating to acquired intangible assets.
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
Our sales and marketing efforts and initiatives, as well as other communications with healthcare professionals ("HCPs"), may subject us to a high degree of scrutiny for compliance with applicable laws and regulations and our practices of effective communication of risk information, benefits, or claims will be subject to oversight by FDA, the Federal Trade Commission (“FTC”) and others.
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

Further, we recognize a portion of our revenue from non-contracted third-party commercial payors. For example, during the three and nine months ended September 30, 2024, revenue from non-contracted third-party commercial payors accounted for approximately 7% of our total revenue. We have limited visibility as to when we will receive payment for our Zio Services with non-contracted payors and we, XIFIN, or Omega must appeal any negative payment decisions, which often delays collections further. Additionally, a portion of the revenue from non-contracted payors is received from patient co-pays, which we may not receive for several months following delivery of service or may not receive at all. For revenue related to non-contracted payors, we estimate an average collection rate based on factors including historical cash collections. Subsequent adjustments, if applicable, are recorded as an adjustment to revenue. Fluctuations in revenue may make it difficult for us, research analysts, and investors to accurately forecast our revenue and operating results or to assess our actual performance. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.
We have a history of operating losses and may not achieve or sustain profitability in the future.
We have incurred net losses since our inception in September 2006. We generated net losses of $46.2 million and $27.1 million during the three months ended September 30, 2024 and 2023, respectively, and $112.0 million and $84.7 million during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $757.6 million. We have financed our operations to date primarily through private and public offerings of equity securities and revenue generated by prescriptions of our Zio Services. We have and expect to continue to incur significant research and development, sales and marketing, regulatory, and other expenses as we expand our marketing efforts to increase the prescription of our Zio Services, expand existing relationships with physicians, obtain regulatory clearances or approvals for our current or future services and related devices, conduct clinical trials on our existing and future services, and develop new services or add new features to our existing Zio Services. We also expect that our general and administrative expenses will continue to increase due to, among other things, the operational and regulatory burdens applicable to medical service providers that are public companies. As a result, we expect to continue to incur operating losses in the future. These losses, among other things, may have an adverse effect on our stockholders’ equity and the value of our common stock.
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

Further, three decisions from the U.S. Supreme Court in July 2024 may lead to an increase in litigation against regulatory agencies that could create uncertainty and thus negatively impact our business. The first decision overturned established precedent that required courts to defer to regulatory agencies’ interpretations of ambiguous statutory language. The second decision overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. The third decision extended the statute of limitations within which entities may challenge agency actions. These cases may result in increased litigation by industry against regulatory agencies and impact how such agencies choose to pursue enforcement and compliance actions. However, the specific, lasting effects of these decisions, which may vary within different judicial districts and circuits, is unknown. We also cannot predict the extent to which FDA and SEC regulations, policies, and decisions may become subject to increasing legal challenges, delays, and changes.
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
In the EU, a number of interlocking rules regulate cybersecurity for medical devices. For example, the new Cybersecurity Directive (EU) 2022/2555 (also known as the NIS 2 Directive (Network and Information Security)) entered into force in January 2023 and EU Member States have until October 17, 2024 to transpose the measures into national law. The EU NIS 2 Directive affects Critical National Infrastructure (CNI) providers, which includes the health sector and the manufacturers of medical devices considered to be critical during a public health emergency, as well as other covered entities. The requirements in the NIS 2 Directive will sit alongside the cybersecurity requirements addressed in the EU MDR, which are supplemented by specific guidance issued by the EU’s Medical Device Coordination Group. In addition, at this time, we cannot predict the impact on cybersecurity compliance that forthcoming EU legislation such as the Artificial Intelligence Act and the European Health Data Space Regulation, may have. In the UK, the government announced as part of its consultations on the future regulation of medical devices, that it intends to develop legislation to impose cybersecurity requirements for software as a medical device, including for AI.
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
Our ability to repay the principal of, to pay interest on or to refinance our indebtedness, including the 2029 Notes, or to make cash payments in connection with any conversions of 2029 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our existing indebtedness and any future indebtedness we may incur and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any current or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms or at all, which could result in a default on our debt obligations. In addition, any of our future current or future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Use of Proceeds
     None.
Issuer Purchases of Equity Securities
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Trading Plans
During the three months ended September 30, 2024, no Section 16 officers or directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K of the Exchange Act).
ITEM 6.    EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of, and incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.1**	Technology License Agreement dated August 30, 2024 between Registrant and BioIntellisense, Inc.					X
31.1	Certification of Chief Executive Officer required by Securities Exchange Act Rules 13a-14(a) and 15d-14(a).					X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

** Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iRhythm Technologies, Inc.

Date: October 30, 2024	By:	/s/ Quentin S. Blackford
Quentin S. Blackford President and Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2024	By:	/s/ Daniel Wilson
Daniel Wilson Chief Financial Officer (Principal Financial Officer)