Form 10-Q
period 2025-03-31
iRhythm Technologies, Inc.
filed 2025-05-01
CIK 1388658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of April 24, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 31,925,267.

IRHYTHM TECHNOLOGIES, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements concerning our plans, objectives, and expectations for our business, operations, and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would”, and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the expected impact of global business, political, and macroeconomic conditions, including inflation, interest rate volatility, cybersecurity events, potential instability in the global banking system, volatile market conditions, the impact of tariffs, the impact of any significant political and regulatory developments, global events, including public health crises, and ongoing geopolitical conflicts, such as the war in Ukraine and conflict in the Middle East, on our business, operations, and financial results;
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
•the outcome of any litigation or investigations;
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
iii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	March 31, 2025	December 31, 2024
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$375,278	$419,597
Marketable securities	145,311	115,956
Accounts receivable, net	80,639	79,941
Inventory	14,336	14,039
Prepaid expenses and other current assets	20,449	16,286
Total current assets	636,013	645,819
Property and equipment, net	130,850	125,092
Operating lease right-of-use assets	46,171	47,564
Restricted cash	8,358	8,358
Goodwill	862	862
Long-term strategic investments	62,745	61,902
Other assets	41,099	41,852
Total assets	$926,098	$931,449
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,946	$7,221
Accrued liabilities	79,976	84,900
Deferred revenue	3,282	2,932
Operating lease liabilities, current portion	16,140	15,867
Total current liabilities	111,344	110,920
Long-term senior convertible notes	647,237	646,443
Other noncurrent liabilities	8,727	8,579
Operating lease liabilities, noncurrent portion	72,125	74,599
Total liabilities	839,433	840,541
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000 shares authorized; none issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value – 100,000 shares authorized; 32,144 shares issued and 31,915 shares outstanding at March 31, 2025, respectively; and 31,621 shares issued and 31,392 shares outstanding at December 31, 2024, respectively	32	31
Additional paid-in capital	901,085	874,607
Accumulated other comprehensive income	143	165
Accumulated deficit	(789,595)	(758,895)
Treasury stock, at cost; 229 shares at March 31, 2025 and December 31, 2024	(25,000)	(25,000)
Total stockholders’ equity	86,665	90,908
Total liabilities and stockholders’ equity	$926,098	$931,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
(unaudited)
Revenue, net	$158,677	$131,929
Cost of revenue	49,461	44,413
Gross profit	109,216	87,516
Operating expenses:
Research and development	21,519	16,994
Acquired in-process research and development	296	—
Selling, general and administrative	119,957	108,660
Total operating expenses	141,772	125,654
Loss from operations	(32,556)	(38,138)
Interest and other income (expense), net:
Interest income	4,919	3,057
Interest expense	(3,273)	(2,860)
Loss on extinguishment of debt	—	(7,589)
Other income (expense), net	875	(105)
Total interest and other income (expense), net	2,521	(7,497)
Loss before income taxes	(30,035)	(45,635)
Income tax provision	665	32
Net loss	$(30,700)	$(45,667)
Net loss per common share, basic and diluted	$(0.97)	$(1.47)
Weighted-average shares, basic and diluted	31,590	31,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended March 31,
	2025	2024
(unaudited)
Net loss	$(30,700)	$(45,667)
Other comprehensive income (loss):
Net change in unrealized gain (loss) from marketable securities	10	(54)
Cumulative translation adjustment	(32)	77
Comprehensive loss	$(30,722)	$(45,644)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2025	2024
(unaudited)
Cash flows from operating activities
Net loss	$(30,700)	$(45,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,210	5,131
Stock-based compensation	23,344	20,991
Amortization of premium and accretion of discounts, net	(619)	(908)
Amortization of operating lease right-of-use assets	1,393	1,244
Amortization of debt discount	794	578
Change in fair value of strategic investments	(843)	—
Provision for credit losses and contractual allowances	29,427	16,289
Acquired in-process research and development	296	—
Loss on extinguishment of debt	—	7,589
Other	103	106
Changes in operating assets and liabilities:
Accounts receivable	(30,125)	(44,518)
Inventory	(388)	(923)
Prepaid expenses and other current assets	(4,165)	7,813
Other assets	729	(4,694)
Accounts payable and accrued liabilities	(489)	(12,877)
Deferred revenue	350	(238)
Operating lease liabilities	(2,208)	(1,945)
Net cash used in operating activities	(7,891)	(52,029)
Cash flows from investing activities
Purchases of property and equipment	(9,419)	(9,776)
Purchases of marketable securities	(34,320)	(2,426)
Maturities of marketable securities	5,600	52,200
Net cash (used in) provided by investing activities	(38,139)	39,998
Cash flows from financing activities
Payment of SVB term loan and termination costs	—	(37,751)
Proceeds from Braidwell debt	—	75,000
Payments of issuance costs for Braidwell debt	—	(1,803)
Payment of Braidwell debt and termination costs	—	(78,660)
Proceeds from issuance of 2029 Notes	—	661,250
Payments of issuance costs for 2029 Notes	—	(16,592)
Purchases of capped call transactions	—	(72,407)
Purchase of treasury stock	—	(25,000)
Proceeds from issuance of common stock in connection with employee equity incentive plans	1,729	604
Net cash provided by financing activities	1,729	504,641
Effect of exchange rate changes	(18)	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	(44,319)	492,606
Cash, cash equivalents and restricted cash, beginning of period	427,955	36,173
Cash, cash equivalents and restricted cash, end of period	$383,636	$528,779

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$375,278	$520,421
Restricted cash, long-term	$8,358	$8,358
Total cash, cash equivalents and restricted cash	$383,636	$528,779
Supplemental disclosures of cash flow information:
Interest paid	$4,959	$1,595
Cash taxes paid	$390	$11
Cash paid for operating lease liabilities	$3,864	$3,732
Non-cash investing and financing activities:
Property and equipment costs included in accounts payable and accrued liabilities	$132	$23
Capitalized stock-based compensation in property and equipment	$1,406	$1,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
(unaudited)
Balances at December 31, 2024	31,392	$31	$874,607	$(758,895)	$165	$(25,000)	$90,908
Issuance of common stock in connection with employee equity incentive plans, net	523	1	1,728	—	—	—	1,729
Stock-based compensation	—	—	24,750	—	—	—	24,750
Net loss	—	—	—	(30,700)	—	—	(30,700)
Net change in unrealized gain on marketable securities	—	—	—	—	10	—	10
Cumulative translation adjustment	—	—	—	—	(32)	—	(32)
Balances at March 31, 2025	31,915	$32	$901,085	$(789,595)	$143	$(25,000)	$86,665

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
(unaudited)
Balances at December 31, 2023	30,954	$31	$855,784	$(645,606)	$(112)	$—	$210,097
Issuance of common stock in connection with employee equity incentive plans, net	372	—	604	—	—	—	604
Purchase of capped call transactions	—	—	(72,407)	—	—	—	(72,407)
Purchase of treasury stock	(229)	—	—	—	—	(25,000)	(25,000)
Stock-based compensation	—	—	22,640	—	—	—	22,640
Net loss	—	—	—	(45,667)	—	—	(45,667)
Net change in unrealized loss on marketable securities	—	—	—	—	(54)	—	(54)
Cumulative translation adjustment	—	—	—	—	77	—	77
Balances at March 31, 2024	31,097	$31	$806,621	$(691,273)	$(89)	$(25,000)	$90,290

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
Since first receiving clearance from the U.S. Food and Drug Administration (“FDA”) for the Company's technology in 2009, the Company has supported physician and patient use of its technology and provided ambulatory cardiac monitoring services from its Medicare-enrolled independent diagnostic testing facilities (“IDTFs”) and with its qualified technicians. The Company has provided the Zio ambulatory cardiac monitoring services, including long-term continuous monitoring (“LTCM”), short-term continuous monitoring, and mobile cardiac telemetry (“MCT”) monitoring services (collectively, the “Zio Services”), using a proprietary system that combines an FDA-cleared and CE-marked wire-free, patch-based, 14-day wearable biosensor that continuously records ECG data, with a proprietary FDA-cleared and CE-marked cloud-based data analytic platform to help physicians monitor patients and diagnose arrhythmias (collectively, the “Zio System”). LTCM services (the “Zio LTCM Service”) and MCT services (the “Zio MCT Service”) are diagnostic medical procedures typically ordered by physicians for patients not suspected of having life-threatening arrhythmias, but who are suspected of having infrequent, difficult-to-detect, or asymptomatic arrhythmias.
The Company is headquartered in San Francisco, California, which also serves as a clinical center. The Company has additional clinical centers in Deerfield, Illinois and Houston, Texas, a manufacturing facility in Cypress, California and corporate office space in Solana Beach, California.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. As permitted under those rules, the condensed consolidated financial statements and related disclosures as of December 31, 2024, have been derived from the audited consolidated financial statements but do not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s unaudited condensed consolidated financial information. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other interim period or for any other future year.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 20, 2025.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Risks and Uncertainties
Macroeconomic Factors and Supply Chain Constraints
The Company’s operations and performance may vary based on worldwide economic and political conditions, which have been adversely impacted by continued global economic uncertainty, political instability, and military hostilities in multiple geographies including ongoing geopolitical conflicts, such as the war in Ukraine and conflict in the Middle East, domestic and global inflationary trends, interest rate volatility, potential instability in the global banking system, global supply shortages, tariffs on imports, and a tightening labor market. A severe or prolonged economic downturn or period of global political instability could drive hospitals and other healthcare professionals to tighten budgets and curtail spending, which could in turn negatively impact rates at which physicians prescribe the Company’s Zio Services. In addition, higher unemployment rates or reductions in employer-provided benefits plans could result in fewer commercially insured patients, resulting in a reduction in the Company’s margins and impairing the ability of uninsured patients to make timely payments. A weak or declining economy, or uncertainty surrounding tariffs, could also strain the Company’s suppliers, possibly resulting in supply delays and disruptions. There is also a risk that one or more of the Company’s current service providers, suppliers, or other partners may not survive such difficult economic times, which could directly affect the Company’s ability to attain its goals on schedule and on budget. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. The Company cannot predict the timing, strength, or duration of an economic downturn, instability, or recovery, whether worldwide, in the United States, or within its industry.
The Company's hybrid work arrangements and decision to pursue a sublease have previously resulted in an impairment of its right-of-use asset and related leasehold improvements and furniture and fixtures. As the Company continues to evaluate its global real estate footprint, the Company may incur additional impairment charges related to real property lease agreements.
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
Third-party payors globally are increasingly challenging the utilization and overall cost for medical products and services. The containment of healthcare costs has become a priority of governments on a global basis. Third-party payors may decline to cover and reimburse for claims or portions of claims.

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
Significant Accounting Policies
During the three months ended March 31, 2025, there were no changes to the Company’s significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many geographies. The Company does not require collateral. During the first quarter of 2024, the Company experienced a temporary delay in the billing of the Company's contracted and non-contracted payer customers, performed by the Company's third-party claims processing vendor. The delay was due to a cybersecurity incident experienced by Change Healthcare, a division of UnitedHealth Group, in which the Company's third-party vendor did engage for services relating to billing and collections. While the Company substantially cleared the billing backlog as of the end of the first quarter of 2024, the delay in billing resulted in a temporary delay in the Company's cash collections. The Company has received the majority of its cash collections from the delayed billings.
The Company records a provision for credit losses based on the assessment of the collectability of customer accounts, considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. CMS accounted for 18% and 15% of accounts receivable at March 31, 2025 and December 31, 2024, respectively. One commercial customer accounted for approximately 14% and 13% of the Company's accounts receivable as of March 31, 2025, and December 31, 2024, respectively. As presented in Note 3, CMS accounted for approximately 24% of the Company's revenue for the three months ended March 31, 2025, and 2024.
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
The key measure of the Company's segment profit or loss is consolidated net loss, which is reported on the Company's unaudited condensed consolidated statements of operations. Consolidated net loss is used to measure actual results versus expectations. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets.
Significant segment expenses within loss from operations, as well as within net loss, include cost of revenue, research and development, acquired in-process research and development, selling, general and administrative expenses, and impairment and restructuring charges which are each separately presented on the Company’s unaudited condensed consolidated statements of operations. Other segment items within net loss include interest and other income (expense), net, and income tax provision.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Disaggregated revenue by payor type and major service line for the three months ended March 31, 2025, and 2024 were as follows (in thousands, except percentages)

	Three Months Ended March 31,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue
Contracted third-party payors	$83,802	53%	$71,773	54%
Centers for Medicare and Medicaid	38,112	24%	31,786	24%
Healthcare institutions	26,673	17%	19,571	15%
Non-contracted third-party payors	10,090	6%	8,799	7%
Total	$158,677		$131,929
Revenue generated from the United States comprised substantially all of the Company's revenue. No other country comprised 10% or greater of the Company's revenue during the three months ended March 31, 2025, and 2024.
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
The Company establishes a provision for credit losses for estimated uncollectible receivables based on its assessment of the collectability of customer accounts and recognizes the provision as a component of selling, general and administrative expenses. The Company records a provision for contractual allowances, as a reduction of revenue, based on the estimated differences between contracted amounts and expected collection rates for services performed. Such provisions are based on the Company's historical experience and expected future claims denials. The Company updates the estimate for this provision each reporting period.
The Company regularly reviews the allowances by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.
The following table presents the changes in the provision for credit losses (in thousands):

	Three Months Ended March 31, 2025	Year Ended December 31, 2024	Three Months Ended March 31, 2024
Balance, beginning of period	$16,248	$20,289	$20,289
Provision for credit losses	8,883	22,583	6,037
Write-offs	(14,202)	(26,624)	(6,337)
Balance, end of period	$10,929	$16,248	$19,989

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
The following table presents the changes in the contractual allowance (in thousands):

	Three Months Ended March 31, 2025	Year Ended December 31, 2024	Three Months Ended March 31, 2024
Balance, beginning of period	$50,961	$52,689	$52,689
Add: provision for contractual adjustments	20,544	50,880	10,252
Less: contractual adjustments	(21,005)	(52,608)	(10,870)
Balance, end of period	$50,500	$50,961	$52,071
Contract Liabilities
ASC 606, Revenue from Contracts with Customers, requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).
Certain of the Company’s customers pay the Company directly for the Zio LTCM Service upon patient registration or shipment of devices. Such advance payments are recognized as deferred revenue and are recorded as revenue when Zio reports are delivered to the healthcare provider. During the three months ended March 31, 2025, and 2024, $2.7 million and $3.0 million related to the contract liability balance at the beginning of 2025 and 2024 was recognized as revenue, respectively. The deferred revenue liability was $3.3 million and $2.9 million as of March 31, 2025, and December 31, 2024, respectively.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
4. CASH EQUIVALENTS AND MARKETABLE SECURITIES
The fair value of cash equivalents and marketable securities as of March 31, 2025, and December 31, 2024, were as follows (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$55,226	$—	$—	$55,226
U.S. government securities	264,983	50	(3)	265,030
Total cash equivalents and marketable securities	$320,209	$50	$(3)	$320,256
Classified as:
Cash equivalents				$174,945
Marketable securities				145,311
Total cash equivalents and marketable securities				$320,256

	December 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$40,654	$—	$—	$40,654
U.S. government securities	276,467	57	—	276,524
Total cash equivalents and marketable securities	$317,121	$57	$—	$317,178
Classified as:
Cash equivalents				$201,222
Marketable securities				115,956
Total cash equivalents and marketable securities				$317,178

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
The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.
The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$55,226	$—	$—	$55,226
U.S. government securities	—	265,030	—	265,030
Strategic investments	—	—	62,745	62,745
Total	$55,226	$265,030	$62,745	$383,001
Liabilities
Contingent consideration	—	—	17,667	17,667
Total	$—	$—	$17,667	$17,667

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$40,654	$—	$—	$40,654
U.S. government securities	—	276,524	—	276,524
Strategic investments	—	—	61,902	61,902
Total	$40,654	$276,524	$61,902	$379,080
Liabilities
Contingent consideration	—	—	17,371	17,371
Total	$—	$—	$17,371	$17,371
Fair Value of Strategic Investments
The Company holds strategic investments upon which it measures the fair value on a recurring basis. The carrying value of these investments are $62.7 million and $61.9 million as of March 31, 2025, and December 31, 2024, respectively.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
During the year ended December 31, 2024, the Company made an aggregate of $55.0 million in strategic loan investments in BioIntelliSense, Inc. (“BioIS”), a privately-held company. The loan investments have maturity dates ranging from April 2029 through August 2029. The loan investments can convert into preferred shares of BioIS based upon certain qualifying financing events. The aggregate fair value of the strategic loan investments is $57.2 million and $56.4 million as of March 31, 2025, and December 31, 2024, respectively. In accordance with ASC 820, Fair Value Measurement, the Company elected to apply the fair value option to these strategic loan investments, with changes in fair value reported within other income (expense), net in the Company's unaudited condensed consolidated statements of operations at each reporting period. During the three months ended March 31, 2025, and the year ended December 31, 2024, the Company increased the fair value of the strategic loan investments by $0.8 million and $1.4 million, respectively. The fair value of the loan investments in BioIS is determined by using a probability-weighted expected return model (“PWERM”) and a discounted cash flow valuation model with scenarios that correspond to the contractual settlement events. The determination of fair value involves significant assumptions such as discount rates, volatility rates, and expected years. These unobservable inputs represent a Level 3 measurement, as they are supported by little or no market activity and reflect the Company's own assumptions in measuring fair value.
The following table sets forth the recurring Level 3 fair value measurements of the loan investment including the significant unobservable inputs:

	March 31, 2025	December 31, 2024
Discount rate	12.0%	12.0%
Equity volatility	67.0%	67.0%
Expected years (range)	2025 - 2029	2025 - 2029
During the year ended December 31, 2024, the Company made a $2.0 million strategic loan investment in a separate privately-held company. The fair value of the strategic loan investment is $2.0 million as of March 31, 2025, and December 31, 2024.
During the year ended December 31, 2023, the Company made a $3.0 million strategic equity investment in a separate privately-held company. During the year ended December 31, 2024, the Company increased the fair value of the strategic equity investment by $0.5 million. The carrying value of the strategic equity investment is $3.5 million as of March 31, 2025, and December 31, 2024. The change in fair value is recorded within other income (expense), net in the Company’s unaudited condensed consolidated statements of operations.
The following table sets forth the changes in the estimated fair value of the Company's strategic investments measured on a recurring basis (in thousands):

	Three Months Ended March 31, 2025	Year Ended December 31, 2024	Three Months Ended March 31, 2024
Balance, beginning of period	$61,902	$3,000	$3,000
Additions during the period	—	57,000	—
Changes in estimated fair value	843	1,902	—
Balance, end of period	$62,745	$61,902	$3,000
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
The following table sets forth the recurring Level 3 fair value measurements of contingent consideration liabilities associated with the development agreement milestones including the significant unobservable inputs:

	March 31, 2025	December 31, 2024
Probability of achievement (range)	75.0% - 90.0%	75.0% - 90.0%
Expected years	2025 - 2026	2025 - 2026

Contingent consideration liabilities for BioIS at the inception of acquisition of the licensed technology were $17.0 million. Contingent consideration liabilities were $17.7 million and $17.4 million as of March 31, 2025, and December 31, 2024, respectively, with the current portion included within accrued liabilities and the noncurrent portion included within other noncurrent liabilities in the Company’s unaudited condensed consolidated balance sheet.
The following table sets forth the changes in the estimated fair value of the Company’s contingent consideration liabilities measured on a recurring basis (Level 3) (in thousands):

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Balance, beginning of period	$17,371	$—
Additions during the period	—	16,970
Changes in estimated fair value	296	401
Balance at end of period	$17,667	$17,371
Fair Value of Senior Convertible Notes
The fair value, based on a quoted market price (Level 1), of the Company’s senior convertible notes due 2029 (the “2029 Notes”) is as follows (in thousands):

	March 31, 2025	December 31, 2024
Senior Convertible Notes due 2029	$689,221	$641,214

6. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials and work-in-progress	$5,167	$5,863
Finished goods	9,169	8,176
Total	$14,336	$14,039

Long-term Strategic Investments
Long-term strategic investments consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Strategic loan investments	$59,250	$58,407
Strategic equity investments	3,495	3,495
Total	$62,745	$61,902

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Other Assets
Other assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
PCBAs	$34,496	$34,698
Cloud computing arrangements	4,758	5,230
Other	1,845	1,924
Total	$41,099	$41,852
The Company reuses PCBAs in each wearable Zio Monitor patch, Zio XT patch, and Zio AT patch, as well as the wireless gateway used in conjunction with the Zio AT patch. As PCBAs are used in a wearable Zio Monitor patch, Zio XT patch, or Zio AT patch, a portion of the cost of the PCBA is recorded as a cost of revenue. Charges to cost of revenue were $3.9 million and $2.8 million for the three months ended March 31, 2025, and 2024, respectively. During the three months ended March 31, 2025, PCBAs decreased by $0.2 million primarily driven by the charges to cost of revenues for PCBA usage, offset by additional purchases of PCBAs for Zio Monitor patch to further support the growth in commercial volumes.
The Company recorded $0.6 million amortization expense during three months ended March 31, 2025, and 2024, respectively, related to capitalized implementation costs in our cloud computing arrangement balance.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	Useful life	March 31, 2025	December 31, 2024
Laboratory and manufacturing equipment	2 to 7	$9,543	$9,687
Computer equipment and software	3	4,082	4,227
Furniture and fixtures	2 to 5	4,180	4,181
Leasehold improvements	3 to 12	27,121	27,121
Internal-use software in service	3 to 7	80,191	79,660
Internal-use software in development	—	69,358	60,797
Construction in progress	—	12,284	10,638
Total property and equipment, gross		206,759	196,311
Less: accumulated depreciation and amortization		(75,909)	(71,219)
Total property and equipment, net		$130,850	$125,092
Depreciation and amortization expense for the three months ended March 31, 2025, and 2024 was $5.2 million and $5.1 million, respectively, of which amortization related to internal-use software, was $3.8 million and $3.7 million for the three months ended March 31, 2025, and 2024, respectively.
During the three months ended March 31, 2025, internal-use software, both in service and in development, increased by $9.1 million. This increase related to enhancements in the Company’s core technology, products and services and artificial intelligence, as well as investment in future technology.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued payroll and related expenses	$32,605	$42,293
Accrued vacation	7,318	6,914
Accrued expenses	15,178	16,044
Claims payable	1,562	2,011
Accrued employee share purchase plan contributions	2,213	585
Accrued income and other taxes	4,713	4,008
Accrued professional services fees	6,539	3,345
Contingent consideration liabilities	9,848	9,700
Total accrued liabilities	$79,976	$84,900

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
During the three months ended March 31, 2025, there were no material changes to the leases from those described in Note 8, Commitments and Contingencies, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Contractual obligations under operating lease liabilities were as follows (in thousands):

Year Ended December 31:
2025 (remainder of the year)	$11,242
2026	16,683
2027	17,096
2028	17,014
2029	17,121
Thereafter	32,912
Total lease payments	112,068
Less: imputed interest	(23,803)
Total lease liabilities	$88,265

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Self-Insured Health Plan
As of January 1, 2025, the Company transitioned from a fully-insured program to a self-insurance program to cover U.S. employees and their dependent health benefits. As part of the program, the Company also has stop-loss coverage from a third party which limits the exposure to large claims. The Company records a liability associated with these benefits by utilizing a third-party actuarial specialist, that includes both an estimate of claims filed and incurred but not yet reported based upon historical claims experience. As of March 31, 2025, the Company's accrued health benefits liability was $1.9 million which is included within accrued liabilities on the unaudited condensed consolidated balance sheets.
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
On February 6, 2024, a putative class action lawsuit was filed in the United States District Court for the Northern District of California alleging that the Company and its current Chief Executive Officer, Quentin Blackford, its former Chief Financial Officer, Brice Bobzien, and its former Chief Financial Officer and former Chief Operating Officer, Douglas Devine violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, and seeks unspecified damages purportedly sustained by the class. On July 19, 2024, an amended complaint was filed, naming the Company, Mr. Blackford, Mr. Bobzien, Mr. Devine, its Chief Commercial Officer Chad Patterson, its former Chief Technology Officer Mark Day, and its Chief Medical Officer, Chief Scientific Officer, and Executive Vice President of Product Innovation Mintu Turakhia as defendants. On October 7, 2024, a second amended complaint was filed to include events from the recent FDA inspections, but otherwise included the same claims under the Exchange Act. On December 10, 2024, defendants filed a motion to dismiss. Oral arguments on the motion to dismiss were held in late April.
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
On July 1, 2024, the DOJ filed with the United States District Court for the Northern District of California a Petition for Order to Show Cause and Application for Enforcement with respect to the production of certain documentary materials which the Company asserts are protected by legal privileges. The Company continues to defend its privilege assertions over such materials in its response to the DOJ’s petition. The matter has been briefed, and oral argument has been rescheduled for May 1, 2025. Regardless of the outcome, it is not clear what, if any, action the DOJ may take following resolution of the dispute over legal privileges.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
On February 20, 2024, Welch Allyn, a subsidiary of Hill-Rom Holdings, Inc. now part of Baxter International, Inc., filed a lawsuit against the Company in the United States District Court for the District of Delaware, alleging that its Zio devices infringe certain of Welch Allyn's patents and that the Company's infringement was willful. The Company filed a motion to dismiss Welch Allyn’s willful infringement claims on April 11, 2024. Welch Allyn filed an amended complaint on April 24, 2024 that continued to allege that the Company's devices infringe certain of its patents and that the Company's infringement was willful. The Company filed a motion to dismiss Welch Allyn’s willful infringement allegations found in the amended complaint on May 22, 2024 and a hearing on the motion to dismiss was held on January 28, 2025. After hearing arguments, the Court granted the Company's motion and the willful infringement claims in the amended complaint were dismissed without prejudice. Welch Allyn filed a second amended complaint adding additional patent claims on February 14, 2025. The Company filed a response to the allegations found in the second amended complaint on March 21, 2025 denying all allegations of patent infringement and asserting defenses including patent invalidity. Welch Allyn seeks money damages and attorneys’ fees. The Company believes this lawsuit is without merit and plans to defend itself vigorously.
On December 10, 2024, Bardy Diagnostics, Inc. (“BardyDx”), a subsidiary of Hill-Rom Holdings, Inc. now part of Baxter International, Inc., filed a lawsuit against the Company in the United States District Court for the District of Delaware, alleging that our Zio Monitor patch infringes one of its patents. On December 26, 2024, BardyDx filed an amended complaint alleging that the Company's Zio Monitor patch infringes two of BardyDx's patents. The Company filed a response to the allegations found in the amended complaint on March 3, 2025 denying all allegations of patent infringement, asserting defenses including patent invalidity, and asserting patent infringement counterclaims, and filed an amended counterclaims and answer asserting infringement of two additional patents by BardyDx on March 24, 2025. On March 27, 2025, BardyDx filed an answer and counterclaims to the Company's most recent filing asserting their own counterclaims for declaratory judgment for non-infringement and invalidity of the patents asserted by the Company. BardyDx seeks money damages and attorneys’ fees. The Company believes this lawsuit is without merit and plans to defend itself vigorously.
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
Under the terms of the License Agreement, during the third quarter of 2024 the Company paid BioIS an upfront fee of $15.0 million in cash consideration in acceptance of the initial transfer of certain licensed technologies and data following the execution of the License Agreement. In connection with the License Agreement, the Company also purchased an aggregate of $40.0 million of convertible promissory notes from BioIS (the "Convertible Notes"), of which $20.0 million of the convertible promissory notes (“Milestone Notes”) were designated for satisfaction of the Company's regulatory milestone payment obligations. The Milestone Notes, plus accrued and unpaid interest, if any, shall be cancelled, if outstanding, upon the achievement of the regulatory milestones up through December 31, 2026. During the three months ended March 31, 2025, the Company has recorded a charge for $0.3 million for acquired IPR&D in the Company's unaudited condensed consolidated statements of operations for contingent considerations related to regulatory milestones. Additionally, BioIS is eligible to receive low single digit royalty payments on annual net sales of certain products in the home sleep testing field, subject to certain adjustments specified in the License Agreement.

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
Indemnifications
In the ordinary course of business, the Company enters into agreements pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by applicable law. The Company currently has directors’ and officers’ insurance. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions, and believes that the estimated fair value of these indemnification obligations is not material and it has not accrued any amounts for these obligations.

8. DEBT
1.50% Senior Convertible Notes due 2029
The carrying amounts of the Company’s 2029 Notes were as follows (in thousands):

	March 31, 2025	December 31, 2024
Principal amount	$661,250	$661,250
Unamortized debt issuance costs	(14,013)	(14,807)
Carrying amount of senior convertible notes due 2029	$647,237	$646,443

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes the components of interest expense and the effective interest rate for the 2029 Notes for the periods shown (in thousands):

	Three Months Ended March 31,
	2025	2024
Contractual coupon interest	$2,480	$689
Amortized debt issuance costs	793	399
Total interest expense recognized on senior convertible notes due 2029	$3,273	$1,088

Effective interest rate	2.0%	2.0%
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
On March 7, 2024, in connection with the offering of the 2029 Notes, the Company used approximately $80.2 million of the net proceeds for the repayment in full of the $75.0 million outstanding Initial Loan, as well as interest, fees and expenses associated with terminating the agreement. Interest expense for the three months ended March 31, 2024, was $1.8 million, consisting of contractual coupon interest and amortized debt issuance costs of $1.6 million and $0.2 million, respectively. The Company incurred $5.6 million of fees and expenses relating to the repayment of the Initial Loan and the termination of the Braidwell Credit Agreement, inclusive of unamortized debt origination costs, which has been recorded within loss on extinguishment of debt in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2024.

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
In connection with the termination of the SVB term loan, interest expense, contractual coupon interest, and amortized debt issuance costs for the three months ended March 31, 2024, were de minimis. The Company incurred $2.0 million of fees and expenses relating to the termination of the SVB Loan Agreement, which has been recorded within loss on extinguishment of debt in the Company's unaudited condensed consolidated statements of operations during the three months ended March 31, 2024.

9. INCOME TAXES
The Company recorded a tax provision related to its U.S. state taxes and its foreign subsidiaries during the three months ended March 31, 2025, and 2024. Due to the uncertainties surrounding the realization of the U.S. deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.

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

11. STOCK-BASED COMPENSATION
The following table summarizes the total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2025, and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$783	$846
Research and development	4,185	3,596
Selling, general and administrative	18,376	16,549
Total stock-based compensation expense	$23,344	$20,991

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Restricted Stock Units and Performance-Based Restricted Stock Units
As of March 31, 2025, there were a total of 1.6 million awards outstanding and total unamortized compensation cost of $136.3 million, net of estimated forfeitures, related to restricted stock units (“RSUs”), which the Company expects to recognize over a weighted average period of 1.8 years.
As of March 31, 2025, there were a total of 0.9 million awards outstanding and total unamortized compensation cost of $38.1 million, net of estimated forfeitures, related to performance based RSUs (“PRSUs”), which the Company expects to recognize over a weighted average remaining period of 1.8 years. PRSUs are based on the maximum number of PRSUs issuable in the key executive grant agreements. The actual number of PRSUs awarded will be based on company performance criteria.
Market-based PRSUs
The Company grants PRSUs to its key executives. PRSUs can be earned in accordance with the performance equity program for each respective grant.
In February 2025, the Company granted market-based PRSUs to senior executive officers with a grant date fair value of $15.5 million. These PRSUs to be earned will be based on the cumulative annual growth rate (“CAGR”) of annual unit volume calculated between fiscal year 2027 and fiscal year 2024 and measured against performance thresholds, as well as a relative comparison of the S&P Healthcare Equipment Select Industry Index to the Company's Total Shareholder Return (“TSR”). The grant date fair value of the TSR was based on the expected term of 2.8 years, interest risk free rate of 4.0%, implied volatility of 56.02% and no dividend yield. These February 2025 awards are subject to the recipient senior executive officer's continued employment through the vesting date of March 15, 2028.
Options
As of March 31, 2025, the Company had a total of 0.2 million options outstanding. As of March 31, 2025, the options were fully vested.
Employee Stock Purchase Plan
As of March 31, 2025, the Company had $0.7 million of unrecognized compensation expense that will be recognized over a weighted average period of 0.3 years.

12. NET LOSS PER COMMON SHARE
As the Company had net losses for the three months ended March 31, 2025 and 2024, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share during the three months ended March 31, 2025, and 2024 (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(30,700)	$(45,667)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	31,590	31,033
Net loss per common share, basic and diluted	$(0.97)	$(1.47)

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
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the three months ended March 31, 2025, and 2024 because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	236	298
RSUs and PRSUs[1]	2,477	2,699
Senior convertible notes	4,492	4,492
Total	7,205	7,489

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
Each Zio System combines an FDA-cleared, CE-marked and Japan PMDA-approved wire-free, patch-based, 14-day wearable biosensor that continuously records ECG data with a proprietary, FDA-cleared, CE-marked, and Japan PMDA-approved cloud-based data analytic software to help physicians monitor patients and diagnose arrhythmias. Since receiving FDA clearance, we have provided the Zio Services to over eight million patients and have collected over 2 billion hours of curated heartbeat data.
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
The following are Zio Services shown as a percentage of revenue:

	Three Months Ended March 31,
	2025	2024
Contracted third-party payors	53%	54%
Centers for Medicare and Medicaid	24%	24%
Healthcare institutions	17%	15%
Non-contracted third-party payors	6%	7%
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
We define Adjusted EBITDA for a particular period as net loss before income tax provision, depreciation and amortization, interest expense, interest income and as further adjusted for stock-based compensation expense, changes in fair value of strategic investments, impairment and restructuring charges, business transformation costs, certain intellectual property litigation expenses and settlements, and loss on extinguishment of debt. Business transformation costs include costs associated with professional services, employee termination and relocation, third-party merger and acquisition, integration, and other costs to augment and restructure the organization, inclusive of both outsourced and offshore resources. Beginning in the first quarter of 2025, we have excluded third-party attorneys' fees and expenses associated with patent litigation brought against the Company by Welch Allyn, Inc. and Bardy Diagnostics, Inc., subsidiaries of Baxter International, Inc. Factors we considered in arriving at this determination to exclude these patent litigation costs from our Adjusted EBITDA include frequency and complexity of the patent litigation, the counterparty involved, and the expected magnitude of patent litigation costs for this matter.

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
The following table presents a reconciliation of Net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2025	2024
Net loss[1]	$(30,700)	$(45,667)
Interest expense	3,273	2,860
Interest income	(4,919)	(3,057)
Changes in fair value of strategic investments	(843)	—
Income tax provision	665	32
Depreciation and amortization	5,210	5,131
Stock-based compensation	23,344	20,991
Business transformation costs	503	—
Intellectual property litigation expenses	832	—
Loss on extinguishment of debt	—	7,589
Adjusted EBITDA	$(2,635)	$(12,121)
1 Net loss for the three months ended March 31, 2025, includes $0.3 million of acquired in-process research and development expense.
Macroeconomic Factors
Our future results of operations and liquidity could be materially adversely affected by macroeconomic factors contributing to delays in payments of outstanding receivables, supply chain disruptions, including shortages, tariffs on imports, and inflationary pressure, uncertain or reduced demand, and the impact of any initiatives or programs that we may undertake to address financial and operational challenges faced by our customers.
The current macroeconomic environment is impacting our customers, both financially and operationally. Hospitals are experiencing staffing shortages and supply chain issues that could affect their ability to provide patient care. Additionally, hospitals are facing significant financial pressure as supply chain constraints and inflation drive up operating costs, interest rate volatility make access to credit more expensive, and unrealized losses decrease available cash reserves. As a consequence of the financial pressures and decreased profitability, some hospitals have indicated that they are lowering their capital investment plans and tightening their operational budgets. Private and government payers around the world are increasingly challenging the utilization and overall cost charged for medical products and services. The containment of healthcare costs has become a priority of governments on a global basis. Private and government payors may decline to cover and reimburse for claims or portions of claims.Climate-related events, including the increasing frequency of extreme weather events, natural disasters, or other catastrophic events may cause damage or disruption to our domestic or global customers or our operations, which could have an adverse effect on our business, operating results, and financial condition.
We have adapted our Zio Services to meet the immediate needs of physicians, customers, and patients and significantly increased the utilization of our home enrollment service, which allows patients to receive and wear the single-use Zio patch without going to a healthcare facility.
Our hybrid work arrangements and decision to pursue a sublease have previously resulted in an impairment of our right-of-use asset and related leasehold improvements and furniture and fixtures. As we continue to evaluate our global real estate footprint, we may incur additional impairment charges related to real property lease agreements.

Revenue, net
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
Cost of Revenue
Cost of revenue includes direct labor, material costs, equipment and infrastructure expenses, amortization of internal-use software, allocated overhead, royalties, and shipping and handling. Direct labor includes payroll-related costs including stock-based compensation involved in manufacturing, clinical data curation, and customer service. Material costs include both the disposable materials costs of the Zio patches and amortization of the PCBAs. Each Zio XT patch and Zio Monitor patch includes a PCBA, and each Zio AT patch includes a PCBA and gateway board, the cost of which is amortized over the expected useful life of the board. We expect cost of revenue to increase in absolute dollars as our revenue increases due to increased direct labor, direct materials, and variable spending, as well as amortization of internal-use software, partially offset by economies of scale in relation to fixed costs such as overhead and facilities costs.
Our gross margin has been and will continue to be affected by a variety of factors, including increased contracting with third-party payors and institutional providers. We have in the past been able to increase our pricing as third-party payors become more familiar with the benefits of the Zio Services and move to contracted pricing arrangements. We expect increases to the cost of revenues due to increases to materials and electronics components pricing, labor rates, shipping rates, amortization of capitalized internal-use software, along with increases in the general level of inflation and potential tariffs on imports (which may complicate and increase costs associated with our supply chain). We expect to partially offset these increases by reduced costs from obtaining volume purchase discounts for our material costs, implementing scan-time algorithms and process improvements, automating manufacturing assembly and packaging, and through software-driven and other workflow enhancements to reduce labor costs. We experienced an improvement in our gross margin from 2023 to 2024, and continue to focus on improving annual gross margins in the future, while navigating through the macroeconomic and supply chain headwinds discussed above that we expect to face.
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
Acquired In-Process Research and Development Expenses
Our in-process research and development acquired in an asset acquisition for use in research and development activities with no alternative future use is expensed in the unaudited condensed consolidated statements of operations.

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

Results of Operations
Comparison of the Three Months Ended March 31, 2025, and 2024

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages) *
Revenue, net	$158,677	$131,929	$26,748	20%
Cost of revenue	49,461	44,413	5,048	11%
Gross profit	109,216	87,516	21,700	25%
Operating expenses:
Research and development	21,519	16,994	4,525	27%
Acquired in-process research and development	296	—	296	N/M
Selling, general and administrative	119,957	108,660	11,297	10%
Total operating expenses	141,772	125,654	16,118	13%
Loss from operations	(32,556)	(38,138)	5,582	(15)%
Interest and other income (expense), net:
Interest income	4,919	3,057	1,862	61%
Interest expense	(3,273)	(2,860)	(413)	14%
Loss on extinguishment of debt	—	(7,589)	7,589	N/M
Other income (expense), net	875	(105)	980	(933)%
Total interest and other income (expense), net	2,521	(7,497)	10,018	(134)%
Loss before income taxes	(30,035)	(45,635)	15,600	(34)%
Income tax provision	665	32	633	1978%
Net loss	$(30,700)	$(45,667)	$14,967	(33)%
N/M - Not meaningful
* Certain numbers expressed may not sum due to rounding.
Revenue, net
Revenue, net increased by $26.7 million, or 20%, to $158.7 million during the three months ended March 31, 2025, as compared to $131.9 million during the three months ended March 31, 2024. The increase in revenue was primarily attributable to an increase in volume of Zio Services resulting from increased demand. In particular, during the first quarter of 2025 Zio AT as a proportion of our total revenue volume grew significantly compared to the prior year primarily as a result of new customer account growth. Offsetting the revenue growth from volume and product mix were higher contractual allowance reserves recognized during the first quarter of 2025, resultant from billing disruptions due to the Change Healthcare cybersecurity incident from the first quarter of 2024, as well as higher payer claims denials. Overall average selling prices for net revenue remained relatively stable period over period.
Cost of Revenue
Cost of revenue increased by $5.0 million, or 11%, to $49.5 million during the three months ended March 31, 2025, as compared to $44.4 million during the three months ended March 31, 2024. The increase in cost of revenue was due to increases in material component costs and headcount-related costs associated with the increase in volume of Zio Services. Additional impacts to cost of revenue include $0.7 million in amortization costs primarily for Zio Monitor PCBAs in conjunction with the ongoing commercial launch of the Zio Monitor System.

Research and Development Expenses
Research and development expenses increased by $4.5 million, or 27%, to $21.5 million during three months ended March 31, 2025, as compared to $17.0 million during the three months ended March 31, 2024. The increase in research and development expenses was primarily due to higher employee-related costs (including stock based compensation) supporting ongoing FDA remediation and sustaining activities, product development consulting costs, and further development, enhancement, and functionality of our current and future product offerings.
Acquired In-Process Research and Development
Acquired IPR&D expense was $0.3 million during the three months ended March 31, 2025. The expense was related to the Technology License Agreement (the “License Agreement”) we entered into with BioIntelliSense, Inc. (“BioIS”) during the third quarter of 2024. See Note 7, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $11.3 million, or 10%, to $120.0 million during the three months ended March 31, 2025, as compared to $108.7 million during the three months ended March 31, 2024. The increase in selling, general, and administrative expenses was primarily attributable to increases in headcount-related costs (including stock-based compensation), legal and professional fees, and provisions for credit losses, offset by a reduction in claims processing fees. During the three months ended March 31, 2025, we incurred $0.5 million of business transformation costs primarily related to professional fees to support the growth in our operations, which were not incurred during the first quarter of 2024.
Interest Income
Interest income increased by $1.9 million to $4.9 million during the three months ended March 31, 2025, as compared to $3.1 million during the three months ended March 31, 2024. The increase was attributable to higher average invested balances during the three months ended March 31, 2025, as compared to the same period in 2024, primarily as a result of the borrowing under the 2029 Notes in March 2024.
Interest Expense
Interest expense increased by $0.4 million to $3.3 million during the three months ended March 31, 2025, as compared to $2.9 million during the three months ended March 31, 2024. The increase in interest expense was primarily attributable to the $661.3 million 2029 Notes borrowed in March 2024.
Other Income (Expense), Net
Other income (expense), net increased by $1.0 million to $0.9 million during the three months ended March 31, 2025, as compared to other income (expense), net of $(0.1) million during the three months ended March 31, 2024. The increase was primarily attributable to the changes in the fair value of our strategic equity investments recognized during the three months ended March 31, 2025.
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

Liquidity and Capital Resources
Overview
As of March 31, 2025, we had cash and cash equivalents of $375.3 million, marketable securities of $145.3 million, and accounts receivable, net of $80.6 million.We continuously review our liquidity and anticipated capital requirements in light of the significant uncertainty created by the current macroeconomic environment, including inflation, interest rate volatility, and potential instability in the global banking system. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. During the first quarter of 2024, we experienced a temporary delay in the billing of our contracted and non-contracted payer customers, performed by our third-party claims processing vendor. The delay was due to a cybersecurity incident experienced by Change Healthcare, a division of UnitedHealth Group, in which our third-party vendor did engage for services relating to billing and collections. While we substantially cleared the billing backlog as of the end of the first quarter of 2024, the delay in billing resulted in a temporary delay in our cash collections. We have received the majority of our cash collections from the delayed billings. During the first quarter of 2025, we experienced higher levels of contractual adjustments associated with our gross accounts receivable. Additionally, through our revenue cycle management transformation we have focused our efforts in part to resolve payor claims denials and unpaid portions of patient-responsible balances in a more timely basis.
We believe that our current cash, cash equivalents, and marketable securities balances, together with income to be derived from the sales of our Zio Services, will be sufficient to meet our liquidity requirements for at least the next 12 months.
Under the terms of the Development Agreement with Verily, we agreed to make milestone payments to Verily up to an aggregate of $12.75 million upon achievement of various development and regulatory milestones. We have achieved milestones tied to payments totaling $11.0 million through March 31, 2025, and may make additional milestone payments of $1.75 million, subject to the achievement of specified milestones.
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
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(7,891)	$(52,029)
Net cash (used in) provided by investing activities	(38,139)	39,998
Net cash provided by financing activities	1,729	504,641
Operating Activities
During the three months ended March 31, 2025, cash used in operating activities was $7.9 million, a decrease of $44.1 million, as compared to cash used in operating activities of $52.0 million during the three months ended March 31, 2024. The reduction in cash used in operating activities was primarily attributable to reductions in our net loss driven by our revenue growth, timing of collections associated with our accounts receivable, as well as the timing of payments associated with our accounts payable and accrued liabilities. These reductions in cash used in operating activities were offset by an increase to prepaid expenses and other current assets.

Investing Activities
During the three months ended March 31, 2025, cash used in investing activities was $38.1 million, an increase of $78.1 million, as compared to cash provided by investing activities of $40.0 million during the three months ended March 31, 2024. The increase in cash used in investing activities was primarily attributable to a net increase in the change in marketable securities of $78.5 million, offset by decrease in purchases of property and equipment of $0.4 million.
Financing Activities
During the three months ended March 31, 2025, cash provided by financing activities was $1.7 million, a decrease of $502.9 million as compared to $504.6 million during the three months ended March 31, 2024. The decrease was primarily attributed to $661.3 million in proceeds from the issuance of our 2029 Notes during the three months ended March 31, 2024. The decrease was offset by $37.8 million associated with the payment of the SVB Loan Agreement and related termination costs, payment of $5.5 million associated with the Braidwell Term Loan Facility debt issuance and termination costs, payment of $16.6 million associated with debt issuance costs for our 2029 Notes, payment of $72.4 million for the purchase of the 2029 Capped Calls, and payment of $25.0 million for the repurchase of shares of our common stock.
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
Contractual Obligations
Our contractual obligations as of December 31, 2024, are presented in our Annual Report on Form 10-K filed with the SEC on February 20, 2025. There were no significant changes to our lease obligations during the three months ended March 31, 2025. As of March 31, 2025, we had approximately $67.7 million of open purchase orders and contractual obligations in the ordinary course of business, the majority of which are due within one year. See Note 8, Debt, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for changes in our debt obligations during the three months ended March 31, 2025.

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
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Updates to our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the notes to our unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q. The critical accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There were no material changes to our critical accounting estimates during the three months ended March 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities of $520.6 million and $535.6 million as of March 31, 2025, and December 31, 2024, respectively, which consisted of bank deposits, money market funds and U.S. government securities. Such interest-earning instruments carry a degree of interest rate risk.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates would have had a $0.5 million and $0.3 million impact to interest income for the three months ended March 31, 2025, and 2024, respectively.
As of March 31, 2025, we had $661.3 million in outstanding aggregate principal amount of fixed rate debt relating to our 2029 Notes. Accordingly, we do not have economic interest rate exposure on the 2029 Notes. However, changes in interest rates could impact the fair market value of the 2029 Notes. Generally, the fair market value of the fixed interest rate of the 2029 Notes will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our 2029 Notes as of March 31, 2025, was $689.2 million.
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
Foreign Currency Exchange Rate Sensitivity
As of March 31, 2025, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
As required by Rule 13a under the Exchange Act, our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On February 6, 2024, a putative class action lawsuit was filed in the United States District Court for the Northern District of California alleging that we and our current Chief Executive Officer, Quentin Blackford, our former Chief Financial Officer, Brice Bobzien, and our former Chief Financial Officer and former Chief Operating Officer, Mr. Devine violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, and seeks unspecified damages purportedly sustained by the class. On July 19, 2024, an amended complaint was filed, naming us, Mr. Blackford, Mr. Bobzien, Mr. Devine, our Chief Commercial Officer Chad Patterson, our former Chief Technology Officer Mark Day, and our Chief Medical Officer, Chief Scientific Officer, and Executive Vice President of Product Innovation Mintu Turakhia as defendants. On October 7, 2024, a second amended complaint was filed to include events from the recent FDA inspections, but otherwise included the same claims under the Exchange Act. On December 10, 2024, the defendants filed a motion to dismiss. Oral arguments on the motion to dismiss were held in late April.
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
On July 1, 2024, the DOJ filed with the United States District Court for the Northern District of California a Petition for Order to Show Cause and Application for Enforcement with respect to the production of certain documentary materials which we assert are protected by legal privileges. We continue to defend our privilege assertions over such materials in our response to the DOJ’s petition. The matter has been briefed, and oral argument is scheduled for May 1, 2025. Regardless of the outcome, it is not clear what, if any, action the DOJ may take following resolution of the dispute over legal privileges.
On February 20, 2024, Welch Allyn, Inc. (“Welch Allyn”), a subsidiary of Hill-Rom Holdings, Inc. now part of Baxter International, Inc., filed a lawsuit against us in the United States District Court for the District of Delaware, alleging that our Zio devices infringe certain of its patents and that the Company’s infringement was willful. We filed a motion to dismiss Welch Allyn’s willful infringement claims on April 11, 2024. Welch Allyn filed an amended complaint on April 24, 2024 that continued to allege that our Zio devices infringe certain of its patents and that our infringement was willful. We filed a motion to dismiss Welch Allyn’s willful infringement allegations found in the amended complaint on May 22, 2024 and a hearing on the motion to dismiss was held on January 28, 2025. After hearing arguments, the Court granted our motion and the willful infringement claims in the amended complaint were dismissed without prejudice. Welch Allyn filed a second amended complaint adding additional patent claims on February 14, 2025. The Company filed a response to the allegations found in the second amended complaint on March 21, 2025 denying all allegations of patent infringement and asserting defenses including patent invalidity. Welch Allyn seeks money damages and attorneys’ fees. We believe this lawsuit is without merit and plan to defend ourselves vigorously.

On December 10, 2024, Bardy Diagnostics, Inc. (“BardyDx”), a subsidiary of Hill-Rom Holdings, Inc. now part of Baxter International, Inc., filed a lawsuit against us in the United States District Court for the District of Delaware, alleging that our Zio Monitor patch infringes one of its patents. On December 26, 2024, BardyDx filed an amended complaint alleging that the Company's Zio Monitor patch infringes two of its patents. We filed a response to the allegations found in the amended complaint on March 3, 2025 denying all allegations of patent infringement, asserting defenses including patent invalidity, and asserting patent infringement counterclaims, and we filed an amended counterclaims and answer asserting infringement of two additional patents by BardyDx on March 24, 2025. On March 27, 2025, BardyDx filed an answer and counterclaims to our most recent filing asserting their own counterclaims for declaratory judgment for non-infringement and invalidity of the patents asserted by us. BardyDx seeks money damages and attorneys’ fees. We believe this lawsuit is without merit and plan to defend ourselves vigorously.
At this time, we are unable to predict the eventual scope, duration or outcome of the aforementioned proceedings. See also Part II, Item 1A “Risk Factors — Risks Related to Other Legal and Regulatory Matters” for more information on these matters.
ITEM 1A. RISK FACTORS
Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. Before making a decision to invest in, hold or sell our common stock, stockholders and potential stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q, as well as the other information we file with the SEC. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the value of our common stock could decline and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business, financial condition and results of operations. Refer to our disclaimer regarding forward-looking statements at the beginning of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report.
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
•Although our current Zio Systems are comprised of medical devices that have received FDA marketing authorization (510(k) clearance) as well as, with respect to certain devices, regulatory certifications or approvals in the European Union ("EU"), Japan, Switzerland and the United Kingdom ("UK"), we may regularly engage in exploring and implementing product enhancements and in iterative changes to existing products, as well as seek to develop new technology or use of technology for new indications for use. These medical device developments may trigger further regulatory reviews and the results of those reviews are unpredictable.

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
During the three months ended March 31, 2025, we received approximately 24% of our total revenue from the Medicare program (inclusive of Medicare Advantage). The Medicare program is administered by CMS, which imposes extensive and detailed requirements on diagnostic services providers, including IDTFs. These requirements include, but are not limited to, rules that govern how we structure our relationships with physicians, how we operate our IDTFs and market our Zio Services, when we may perform diagnostic tests, and how and when we submit reimbursement claims. Our failure to comply with the applicable Medicare rules and requirements could result in discontinuation of our reimbursement under the Medicare program, a requirement to return funds already paid to us, civil monetary penalties, criminal penalties, and/or exclusion from the Medicare program, which would have a material adverse impact on our reputation, business, and results of operations.
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

Although our current Zio Systems are comprised of medical devices that have received FDA marketing authorization (510(k) clearance) as well as, with respect to certain devices, regulatory certifications or approvals in the EU, Japan, Switzerland and the UK, we may regularly engage in exploring and implementing product enhancements and in iterative changes to existing products, as well as seek to develop new technology or use of technology for new indications for use. These medical device developments may trigger further regulatory reviews and the results of those reviews are unpredictable.
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
Significant changes or modifications in design, components, method of manufacture, or the intended use or technological characteristics of our Zio Systems may require new or modified FDA marketing authorization, CE Mark certification in the EU, UKCA Mark certification, Swiss Medical Devices Ordinance (“MedDO”) marketing authorization or Japanese Pharmaceutical and Medical Device Agency (“PMDA”) marketing authorization. In some instances, we have identified a need for, and sought and obtained new, 510(k) clearances from FDA for these changes or modifications.
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
As a manufacturer of medical devices, we are subject to extensive regulation and related compliance requirements. Noncompliance and even allegations of noncompliance with these wide-ranging requirements may subject us to high compliance costs to remediate or defend against allegations of noncompliance, as well as enforcement action from U.S. federal or state regulators and enforcement authorities. Regulators may interpret or apply reportability or field action requirements differently than a company, which can result in enforcement risk. Actions to which a company may be subject could include the issuance of warning letters, adverse publicity, seizures, prohibitions on product sales, recalls, and civil and criminal penalties, any one of which could significantly impact our manufacturing supply and provision of services and impair our financial results. Failure to maintain full compliance with the requirements of the Quality System Regulation (“QSR”), also known as 21 CFR Part 820, EU Standards (presently the Medical Devices Regulations (“EU MDR”)), UK Medical Device Regulations (“UK MDR”), Japanese medical device Quality Management System (“Japanese QMS”) and the Swiss MedDO could result in similar disruptions in these markets. Furthermore, even if we adhere to regulatory standards and expectations in our corrective actions, the public nature of such actions can result in broader negative publicity and perceptions, which could harm our reputation.
Our design and manufacturing facilities and processes and those of certain third-party suppliers are subject to FDA, state, EU/UK Notified/Approved Body, PMDA and Swiss regulatory inspections for compliance with various medical device regulations and standards, including EU MDR, UK MDR, Japanese QMS and Swiss MedDO requirements. Developing and maintaining a compliant quality system is time consuming and investment intensive. Requirements and standards may change and evolve over time, and we will need to adapt. For example, FDA has issued final regulations on updates to the QSR which will largely align with the ISO 13485 standard, and these are set to take effect February 2, 2026.
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
Examples of regulatory actions and communications in recent years include:
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
•Our retrospective submission of certain Medical Device Reports in the fourth quarter of 2023, as part of our commitments following the FDA 483 observations and FDA warning letter issued on May 25, 2023.
•Our receipt of 483 observations following July 2024 FDA inspections of our Cypress and San Francisco FDA-registered facilities centered on complaint handling and medical device reporting, risk analysis regarding the involvement of the technicians to prepare the Zio ECG reports, the corrective and preventive action process, process controls and statistical techniques. We timely submitted our initial responses regarding the July 2024 483 observations to FDA on August 21, 2024, and provided supplemental information on September 6, 2024. In these responses we committed to a number of follow-up actions, and we intend to work with FDA to resolve the issues identified.
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
In addition, even though our services and their associated devices are not intended to recognize, detect, or initiate response to terminal end-of-life events, a patient may nevertheless be wearing a Zio device when they experience such an event. Given the functionality of our technology and our services, we may become aware of data reflecting a non-survivable, end-of-life cardiac event. We or others (such as healthcare professionals, patients, or family members) may report such events even where it does not appear to us that our device caused or could have prevented an end-of-life event. Given the structure of such reporting to FDA the full medical context is not generally available to the public, which may cause additional scrutiny, questions, or concerns regarding our products and services. For example, in the fourth quarter of 2023, as part of our commitments following the FDA Form 483 observations and warning letter issued on May 25, 2023, we retrospectively submitted certain Medical Device Reports to FDA, and the publicly available information in these reports may receive additional scrutiny.
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
•compliance risks associated with the Swiss MedDO;
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
•the Swiss MedDO, which governs the approval and importation requirements of medical devices into Switzerland;
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
Healthcare laws and regulations, and interpretations of the same, change frequently and may change significantly in the future. We may not be able to adapt our operations to address every new regulation or interpretation, and new regulations or interpretations may adversely affect our business. There remains general uncertainty regarding future government activities. The new presidential administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new diagnostic products or services. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the new federal administration, there could be a material adverse effect on us and our business.We also cannot assure that a review of our business by courts or regulatory authorities would not result in a determination that adversely affects our revenue and operating results.

Our business could be negatively impacted by changes in the United States political environment.
Any policy changes as a result of the new presidential administration and Congress could significantly affect our business as well as the markets in which we operate. Specific legislative and regulatory proposals discussed during election campaigns and since inauguration that might materially impact our business include, but are not limited to, promoting access to healthcare via market competition and pricing transparency, enhancing flexibility and choice in healthcare at the state and individual level, prioritizing domestic production and increasing tariffs on imports (which may complicate and increase costs associated with our supply chain and our international expansion), and rolling back regulatory initiatives adopted under the previous administration. We cannot predict whether industry initiatives to seek tariff carve-outs for devices or other life sciences goods and products will be successful.
Some of these legislative and regulatory proposals have manifested to date in the form of specific tariff proposals, and actions to reduce the size of the federal government, including large-scale reductions in force at FDA. The loss of key personnel at FDA, including those in leadership positions, is likely to impact the operations at FDA, which could result in, among other things, delays or limitations on our ability to obtain guidance from FDA on our products, longer review times, and delays in obtaining regulatory approvals. The new administration also has issued, and is expected to continue relying upon, executive orders to address a wide range of policy areas, some of which may impact our business. Examples of executive orders that have already been issued on public health and healthcare topics include orders seeking to withdraw the United States from the World Health Organization, rescind a 2022 order issued under the prior administration to lower the cost of prescription drugs, and address COVID-19 vaccination requirements. Such political developments may require us to allocate significant time, resources, and expense to modifying our policies and procedures, processes, systems, and practices to ensure compliance or adapt to the new regulatory climate, particularly to the extent such actions are subject to protracted and uncertain legal challenges. To the extent changes in the political environment have a negative impact on us or on our markets, our business, results of operation, and financial condition could be materially and adversely affected in the future.
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
Further, we recognize a portion of our revenue from non-contracted third-party commercial payors. For example, during the three months ended March 31, 2025, revenue from non-contracted third-party commercial payors accounted for approximately 6% of our total revenue. We have limited visibility as to when we will receive payment for our Zio Services with non-contracted payors and we or our third party billing vendors must appeal any negative payment decisions, which often delays collections further. Additionally, a portion of the revenue from non-contracted payors is received from patient co-pays, which we may not receive for several months following delivery of service or may not receive at all. For revenue related to non-contracted payors, we estimate an average collection rate based on factors including historical cash collections. Subsequent adjustments, if applicable, are recorded as an adjustment to revenue. Fluctuations in revenue may make it difficult for us, research analysts, and investors to accurately forecast our revenue and operating results or to assess our actual performance. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.
We have a history of operating losses and may not achieve or sustain profitability in the future.
We have incurred net losses since our inception in September 2006. We generated net losses of $30.7 million and $45.7 million during the three months ended March 31, 2025, and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $789.6 million. We have financed our operations to date primarily through private and public offerings of equity securities and revenue generated by prescriptions of our Zio Services. We have and expect to continue to incur significant research and development, sales and marketing, regulatory, and other expenses as we expand our marketing efforts to increase the prescription of our Zio Services, expand existing relationships with physicians, obtain regulatory clearances or approvals for our current or future services and related devices, conduct clinical trials on our existing and future services, and develop new services or add new features to our existing Zio Services. We also expect that our general and administrative expenses will continue to increase due to, among other things, the operational and regulatory burdens applicable to medical service providers that are public companies. As a result, we expect to continue to incur operating losses in the future. These losses, among other things, may have an adverse effect on our stockholders’ equity and the value of our common stock.

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
Cyber-attacks aimed at accessing our devices and services, or related devices and services, and modifying or using them in a way inconsistent with our FDA marketing authorizations and regulatory certifications or approvals in the EU, Japan and the UK, could create risks to patients.
Medical devices are increasingly connected to the Internet, hospital networks, and other medical devices to provide features that improve healthcare and increase the ability of healthcare providers to treat patients and of patients to manage their conditions and are subject to extensive oversight from FDA and foreign regulatory authorities with requirements designed to manage the risks of cyber-attacks with the potential to impact patient safety. As such, cyber-attacks aimed at accessing our devices and services, or related devices and services, and modifying or using them in a way inconsistent with our FDA marketing authorizations and regulatory certifications or approvals in the EU, Japan and the UK, may create risks to patients and potential exposure to our company.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Use of Proceeds
     None.
Issuer Purchases of Equity Securities
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Trading Plans
During the three months ended March 31, 2025, no Section 16 officers or directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K of the Exchange Act).
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

iRhythm Technologies, Inc.

Date: May 1, 2025	By:	/s/ Quentin Blackford
Quentin Blackford President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2025	By:	/s/ Daniel Wilson
Daniel Wilson Chief Financial Officer (Principal Financial Officer)