Form 10-Q
period 2025-06-30
iRhythm Technologies, Inc.
filed 2025-07-31
CIK 1388658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of July 24, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 32,127,763.

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
iii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30, 2025	December 31, 2024
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$309,105	$419,597
Marketable securities	236,435	115,956
Accounts receivable, net	82,153	79,941
Inventory	18,399	14,039
Prepaid expenses and other current assets	17,825	16,286
Total current assets	663,917	645,819
Property and equipment, net	139,703	125,092
Operating lease right-of-use assets	44,749	47,564
Restricted cash	8,358	8,358
Goodwill	862	862
Long-term strategic investments	64,897	61,902
Other assets	41,544	41,852
Total assets	$964,030	$931,449
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,775	$7,221
Accrued liabilities	99,577	84,900
Deferred revenue	3,499	2,932
Operating lease liabilities, current portion	16,360	15,867
Total current liabilities	132,211	110,920
Long-term senior convertible notes	648,007	646,443
Other noncurrent liabilities	9,775	8,579
Operating lease liabilities, noncurrent portion	70,377	74,599
Total liabilities	860,370	840,541
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000 shares authorized; none issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value – 100,000 shares authorized; 32,334 shares issued and 32,105 shares outstanding at June 30, 2025, respectively; and 31,621 shares issued and 31,392 shares outstanding at December 31, 2024, respectively	32	31
Additional paid-in capital	932,467	874,607
Accumulated other comprehensive (loss) income	(26)	165
Accumulated deficit	(803,813)	(758,895)
Treasury stock, at cost; 229 shares at June 30, 2025 and December 31, 2024	(25,000)	(25,000)
Total stockholders’ equity	103,660	90,908
Total liabilities and stockholders’ equity	$964,030	$931,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(unaudited)
Revenue, net	$186,687	$148,047	$345,364	$279,976
Cost of revenue	53,830	44,576	103,291	88,989
Gross profit	132,857	103,471	242,073	190,987
Operating expenses:
Research and development	21,012	19,690	42,531	36,684
Acquired in-process research and development	1,698	—	1,994	—
Selling, general and administrative	126,376	106,762	246,333	215,422
Impairment charges	2,479	—	2,479	—
Total operating expenses	151,565	126,452	293,337	252,106
Loss from operations	(18,708)	(22,981)	(51,264)	(61,119)
Interest and other income (expense), net:
Interest income	5,321	6,685	10,240	9,742
Interest expense	(3,278)	(3,312)	(6,551)	(6,172)
Loss on extinguishment of debt	—	—	—	(7,589)
Other income (expense), net	2,264	(305)	3,139	(410)
Total interest and other income (expense), net	4,307	3,068	6,828	(4,429)
Loss before income taxes	(14,401)	(19,913)	(44,436)	(65,548)
Income tax (benefit) provision	(183)	194	482	226
Net loss	$(14,218)	$(20,107)	$(44,918)	$(65,774)
Net loss per common share, basic and diluted	$(0.44)	$(0.65)	$(1.41)	$(2.12)
Weighted-average shares, basic and diluted	31,990	31,145	31,791	31,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(unaudited)
Net loss	$(14,218)	$(20,107)	$(44,918)	$(65,774)
Other comprehensive income (loss):
Net change in unrealized loss from marketable securities	(74)	(6)	(64)	(60)
Cumulative translation adjustment	(95)	277	(127)	354
Comprehensive loss	$(14,387)	$(19,836)	$(45,109)	$(65,480)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2025	2024
(unaudited)
Cash flows from operating activities
Net loss	$(44,918)	$(65,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,315	10,291
Stock-based compensation	46,171	42,812
Amortization of premium and accretion of discounts, net	(1,273)	(1,149)
Amortization of operating lease right-of-use assets	2,816	2,484
Amortization of debt discount	1,564	1,330
Change in fair value of strategic investments	(2,995)	—
Provision for credit losses and contractual allowances	54,704	35,486
Acquired in-process research and development	1,994	—
Loss on extinguishment of debt	—	7,589
Impairment charges	2,479	—
Other	172	396
Changes in operating assets and liabilities:
Accounts receivable	(56,916)	(59,516)
Inventory	(4,601)	(1,466)
Prepaid expenses and other current assets	(1,541)	6,478
Other assets	283	(5,006)
Accounts payable and accrued liabilities	14,682	(10,681)
Deferred revenue	567	(160)
Operating lease liabilities	(3,735)	(3,303)
Net cash provided by (used in) operating activities	19,768	(40,189)
Cash flows from investing activities
Purchases of property and equipment	(19,788)	(18,264)
Purchases of marketable securities	(169,466)	(2,426)
Maturities of marketable securities	50,200	90,200
Purchases of strategic investments	—	(15,000)
Net cash (used in) provided by investing activities	(139,054)	54,510
Cash flows from financing activities
Payment of SVB term loan and termination costs	—	(37,751)
Proceeds from Braidwell debt	—	75,000
Payments of issuance costs for Braidwell debt	—	(2,100)
Payment of Braidwell debt and termination costs	—	(78,660)
Proceeds from issuance of 2029 Notes	—	661,250
Payments of issuance costs for 2029 Notes	—	(17,241)
Purchases of capped call transactions	—	(72,407)
Purchase of treasury stock	—	(25,000)
Proceeds from issuance of common stock in connection with employee equity incentive plans	8,823	5,338
Net cash provided by financing activities	8,823	508,429
Effect of exchange rate changes	(29)	(13)
Net (decrease) increase in cash, cash equivalents and restricted cash	(110,492)	522,737
Cash, cash equivalents and restricted cash, beginning of period	427,955	36,173
Cash, cash equivalents and restricted cash, end of period	$317,463	$558,910

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$309,105	$550,552
Restricted cash	$8,358	$8,358
Total cash, cash equivalents and restricted cash	$317,463	$558,910
Supplemental disclosures of cash flow information:
Interest paid	$4,959	$1,595
Cash taxes paid	$647	$360
Cash paid for operating lease liabilities	$7,797	$7,492
Cash received from tenant improvement allowances	$745	$736
Non-cash investing and financing activities:
Property and equipment costs included in accounts payable and accrued liabilities	$4,885	$233
Capitalized stock-based compensation in property and equipment	$2,867	$3,829

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
(unaudited)
Balances at December 31, 2024	31,392	$31	$874,607	$(758,895)	$165	$(25,000)	$90,908
Issuance of common stock in connection with employee equity incentive plans, net	523	1	1,728	—	—	—	1,729
Stock-based compensation	—	—	24,750	—	—	—	24,750
Net loss	—	—	—	(30,700)	—	—	(30,700)
Net change in unrealized gain on marketable securities	—	—	—	—	10	—	10
Cumulative translation adjustment	—	—	—	—	(32)	—	(32)
Balances at March 31, 2025	31,915	$32	$901,085	$(789,595)	$143	$(25,000)	$86,665
Issuance of common stock in connection with employee equity incentive plans, net	190	—	7,094	—	—	—	7,094
Stock-based compensation	—	—	24,288	—	—	—	24,288
Net loss	—	—	—	(14,218)	—	—	(14,218)
Net change in unrealized loss on marketable securities	—	—	—	—	(74)	—	(74)
Cumulative translation adjustment	—	—	—	—	(95)	—	(95)
Balances at June 30, 2025	32,105	$32	$932,467	$(803,813)	$(26)	$(25,000)	$103,660

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
(unaudited)
Balances at December 31, 2023	30,954	$31	$855,784	$(645,606)	$(112)	$—	$210,097
Issuance of common stock in connection with employee equity incentive plans, net	372	—	604	—	—	—	604
Purchase of capped call transactions	—	—	(72,407)	—	—	—	(72,407)
Purchase of treasury stock	(229)	—	—	—	—	(25,000)	(25,000)
Stock-based compensation	—	—	22,640	—	—	—	22,640
Net loss	—	—	—	(45,667)	—	—	(45,667)
Net change in unrealized loss on marketable securities	—	—	—	—	(54)	—	(54)
Cumulative translation adjustment	—	—	—	—	77	—	77
Balances at March 31, 2024	31,097	$31	$806,621	$(691,273)	$(89)	$(25,000)	$90,290
Issuance of common stock in connection with employee equity incentive plans, net	113	—	4,734	—	—	—	4,734
Stock-based compensation	—	—	24,001	—	—	—	24,001
Net loss	—	—	—	(20,107)	—	—	(20,107)
Net change in unrealized loss on marketable securities	—	—	—	—	(6)	—	(6)
Cumulative translation adjustment	—	—	—	—	277	—	277
Balances at June 30, 2024	31,210	$31	$835,356	$(711,380)	$182	$(25,000)	$99,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
iRhythm Technologies, Inc. (the “Company”) was incorporated in the state of Delaware in September 2006. The Company is a leading digital healthcare company that creates trusted solutions that detect, predict, and prevent disease. The Company's principal business is the design, development, and commercialization of device-based technology to provide ambulatory cardiac monitoring services that it believes allow clinicians to diagnose certain arrhythmias quicker and with greater efficiency than other services that rely on traditional technology.
Since first receiving clearance from the U.S. Food and Drug Administration (“FDA”) for the Company's technology in 2009, the Company has supported physician and patient use of its technology and provided ambulatory cardiac monitoring services from its Medicare-enrolled independent diagnostic testing facilities (“IDTFs”) and with its qualified technicians. The Company has provided the Zio ambulatory cardiac monitoring services, including long-term continuous monitoring (“LTCM”), short-term continuous monitoring, and mobile cardiac telemetry (“MCT”) monitoring services (collectively, the “iRhythm Services”), using a proprietary system that combines an FDA-cleared and CE-marked wire-free, patch-based, 14-day wearable biosensor that continuously records ECG data, with a proprietary FDA-cleared, CE-marked cloud-based data analytic software to help physicians monitor patients and diagnose arrhythmias (collectively, the “Zio System”). LTCM services (the “Zio LTCM Service”) and MCT services (the “Zio MCT Service”) are diagnostic medical procedures typically ordered by physicians for patients not suspected of having life-threatening arrhythmias, but who are suspected of having infrequent, difficult-to-detect, or asymptomatic arrhythmias.
The Company is headquartered in San Francisco, California, which also serves as a clinical center. The Company has additional clinical centers in Deerfield, Illinois and Houston, Texas, a manufacturing facility in Cypress, California and corporate office space in Solana Beach, California.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. As permitted under those rules, the condensed consolidated financial statements and related disclosures as of December 31, 2024, have been derived from the audited consolidated financial statements but do not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s unaudited condensed consolidated financial information. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other interim period or for any other future year.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Risks and Uncertainties
Macroeconomic Factors and Supply Chain Constraints
The Company’s operations and performance may vary based on worldwide economic and political conditions, which have been adversely impacted by continued global economic uncertainty, political instability, and military hostilities in multiple geographies including ongoing geopolitical conflicts, such as the war in Ukraine and conflicts in the Middle East, domestic and global inflationary trends, interest rate volatility, potential instability in the global banking system, global supply shortages, tariffs on imports, and a tightening labor market. A severe or prolonged economic downturn or period of global political instability could drive hospitals and other healthcare professionals to tighten budgets and curtail spending, which could in turn negatively impact rates at which physicians prescribe the Company’s iRhythm Services. In addition, higher unemployment rates or reductions in employer-provided benefits plans could result in fewer commercially insured patients, resulting in a reduction in the Company’s margins and impairing the ability of uninsured patients to make timely payments. A weak or declining economy, or uncertainty surrounding tariffs, could also strain the Company’s suppliers, possibly resulting in supply delays and disruptions. There is also a risk that one or more of the Company’s current service providers, suppliers, or other partners may not survive such difficult economic times, which could directly affect the Company’s ability to attain its goals on schedule and on budget. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. The Company cannot predict the timing, strength, or duration of an economic downturn, instability, or recovery, whether worldwide, in the United States, or within its industry.
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
Reimbursement
The Company receives revenue for the iRhythm Services primarily from third-party payors, which include commercial payors and government agencies, such as the Centers for Medicare & Medicaid Services (“CMS”). Third-party payors require the Company to identify the service for which it is seeking reimbursement by using a Current Procedural Terminology (“CPT”) code set maintained by the American Medical Association. These CPT codes are subject to periodic change and update, which will impact the reimbursement rates for the Company’s iRhythm Services.
Based on relative value units, CMS annually updates the reimbursement rates for diagnostic tests performed by IDTFs via the Medicare Physician Fee Schedule. CMS establishes national payment rates for the CPT codes the Company uses to report iRhythm Services performed by the Company. Because remote cardiac monitoring technology, including the Zio System, is rapidly evolving, there is a continuing risk that relative value units assigned, and reimbursement rates set, by CMS may not adequately reflect the value and expense of this technology and associated monitoring services, and CMS may reduce these rates in the future, which would adversely affect the Company’s financial results.
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
Significant Accounting Policies
During the six months ended June 30, 2025, there were no changes to the Company’s significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
The Company records a provision for credit losses based on the assessment of the collectability of customer accounts, considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. CMS accounted for approximately 15% of accounts receivable as of June 30, 2025 and December 31, 2024. The Company has one healthcare institutional customer which accounted for approximately 14% of the Company's accounts receivable as of June 30, 2025. Further, the Company has one contracted third-party payor customer which accounted for approximately 12% and 13% of the Company's accounts receivable as of June 30, 2025 and December 31, 2024, respectively. As presented in Note 3, Business Segment and Revenue, CMS accounted for approximately 24% of the Company's revenue for each of the three and six months ended June 30, 2025 and 2024, respectively.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Recently adopted accounting pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 during the year ended December 31, 2024.
Recently issued accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. Two primary enhancements related to this ASU include disaggregating existing income tax disclosures relating to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and may be applied on either a prospective or a retrospective basis. The Company is currently evaluating this ASU to determine its impact on the Company's financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures as clarified by ASU 2025-01, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company's financial statement disclosures.
In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversion and Other Options. The ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The ASU is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. The ASU may be applied on either a prospective or a retrospective basis. The Company is currently evaluating this ASU to determine its impact on the Company's consolidated financial statements and related disclosures.
In May 2025, the FASB issued ASU 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (VIE)." This standard clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a VIE that meets the definition of a business. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively to acquisitions after the adoption date. The Company is currently evaluating the impact that the adoption of this new standard may have on the Company's consolidated financial statements and related disclosures.

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
Significant segment expenses within loss from operations, as well as within net loss, include cost of revenue, research and development, acquired in-process research and development ("IPR&D"), selling, general and administrative expenses, and impairment and restructuring charges which are each separately presented on the Company’s unaudited condensed consolidated statements of operations. Other segment items within net loss include interest and other income (expense), net, and income tax (benefit) provision.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Disaggregated revenue by payor type and major service line for the three and six months ended June 30, 2025, and 2024 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Contracted third-party payors	$97,719	52%	$79,255	54%	$181,522	52%	$151,027	54%
Centers for Medicare and Medicaid	44,481	24%	36,254	24%	82,593	24%	68,041	24%
Healthcare institutions	31,830	17%	22,237	15%	58,503	17%	41,808	15%
Non-contracted third-party payors	12,657	7%	10,301	7%	22,746	7%	19,100	7%
Total	$186,687		$148,047		$345,364		$279,976
Revenue generated from the United States comprised substantially all of the Company's revenue. No other country comprised 10% or greater of the Company's revenue during the three and six months ended June 30, 2025, and 2024.
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
The following table presents the changes in the provision for credit losses (in thousands):

	Six Months Ended June 30, 2025	Year Ended December 31, 2024	Six Months Ended June 30, 2024
Balance, beginning of period	$16,248	$20,289	$20,289
Add: Provision for credit losses	16,779	22,583	11,309
Less: Write-offs	(19,328)	(26,624)	(11,336)
Balance, end of period	$13,699	$16,248	$20,262

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
The following table presents the changes in the contractual allowance (in thousands):

	Six Months Ended June 30, 2025	Year Ended December 31, 2024	Six Months Ended June 30, 2024
Balance, beginning of period	$50,961	$52,689	$52,689
Add: Provision for contractual adjustments	37,925	50,880	24,177
Less: Contractual adjustments	(33,888)	(52,608)	(26,278)
Balance, end of period	$54,998	$50,961	$50,588
Contract Liabilities
ASC 606, Revenue from Contracts with Customers, requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).
Certain of the Company’s customers pay the Company directly for the Zio LTCM Service upon patient registration or shipment of devices. Such advance payments are recognized as deferred revenue and are recorded as revenue when Zio reports are delivered to the healthcare provider. During the six months ended June 30, 2025, and 2024, $2.9 million and $3.1 million related to the contract liability balance at the beginning of 2025 and 2024 was recognized as revenue, respectively. The deferred revenue liability was $3.5 million and $2.9 million as of June 30, 2025, and December 31, 2024, respectively.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
4. CASH EQUIVALENTS AND MARKETABLE SECURITIES
The fair value of cash equivalents and marketable securities as of June 30, 2025, and December 31, 2024, were as follows (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$144,731	$—	$—	$144,731
U.S. government securities	306,172	36	(64)	306,144
Total cash equivalents and marketable securities	$450,903	$36	$(64)	$450,875
Classified as:
Cash equivalents				$214,440
Marketable securities				236,435
Total cash equivalents and marketable securities				$450,875

	December 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$40,654	$—	$—	$40,654
U.S. government securities	276,467	57	—	276,524
Total cash equivalents and marketable securities	$317,121	$57	$—	$317,178
Classified as:
Cash equivalents				$201,222
Marketable securities				115,956
Total cash equivalents and marketable securities				$317,178

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
The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.
The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$144,731	$—	$—	$144,731
U.S. government securities	—	306,144	—	306,144
Strategic investments	—	—	64,897	64,897
Total	$144,731	$306,144	$64,897	$515,772
Liabilities
Contingent consideration	—	—	19,365	19,365
Total	$—	$—	$19,365	$19,365

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$40,654	$—	$—	$40,654
U.S. government securities	—	276,524	—	276,524
Strategic investments	—	—	61,902	61,902
Total	$40,654	$276,524	$61,902	$379,080
Liabilities
Contingent consideration	—	—	17,371	17,371
Total	$—	$—	$17,371	$17,371

Fair Value of Strategic Investments
The Company holds strategic investments upon which it measures the fair value on a recurring basis. The carrying value of these investments are $64.9 million and $61.9 million as of June 30, 2025, and December 31, 2024, respectively.
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
The aggregate fair value of the strategic loan investments is $59.3 million and $56.4 million as of June 30, 2025, and December 31, 2024, respectively. In accordance with ASC 820, Fair Value Measurement, the Company elected to apply the fair value option to these strategic loan investments, with changes in fair value reported within other income (expense), net in the Company's unaudited condensed consolidated statements of operations at each reporting period. During the six months ended June 30, 2025, and the year ended December 31, 2024, the Company increased the fair value of the strategic loan investments by $2.9 million and $1.4 million, respectively. The fair value of the loan investments in BioIS is determined by using a probability-weighted expected return model (“PWERM”) and a discounted cash flow valuation model with scenarios that correspond to the contractual settlement events. The determination of fair value involves significant assumptions such as discount rates, volatility rates, and expected years. These unobservable inputs represent a Level 3 measurement, as they are supported by little or no market activity and reflect the Company's own assumptions in measuring fair value.
In June 2025, BioIS achieved the first of two regulatory milestones. As of July 2025, BioIS and the Company are in the process of completing all required contractual conditions in order to cancel $10.0 million in strategic loan investments plus accrued and unpaid interest. Refer to Note 7, Commitments and Contingencies for further discussion.
The following table sets forth the recurring Level 3 fair value measurements of the loan investment including the significant unobservable inputs:

	June 30, 2025	December 31, 2024
Discount rate	12.0%	12.0%
Equity volatility	70.0%	67.0%
Expected years (range)	2025 - 2029	2025 - 2029
During the year ended December 31, 2024, the Company made a $2.0 million strategic loan investment in a separate privately-held company. The fair value of the strategic loan investment is $2.1 million and $2.0 million as of June 30, 2025, and December 31, 2024, respectively.
During the year ended December 31, 2023, the Company made a $3.0 million strategic equity investment in a separate privately-held company. During the year ended December 31, 2024, the Company increased the fair value of the strategic equity investment by $0.5 million. The carrying value of the strategic equity investment is $3.5 million as of June 30, 2025, and December 31, 2024. The change in fair value is recorded within other income (expense), net in the Company’s unaudited condensed consolidated statements of operations.
The following table sets forth the changes in the estimated fair value of the Company's strategic investments measured on a recurring basis (in thousands):

	Six Months Ended June 30, 2025	Year Ended December 31, 2024	Six Months Ended June 30, 2024
Balance, beginning of period	$61,902	$3,000	$3,000
Additions during the period	—	57,000	15,000
Changes in estimated fair value	2,995	1,902	—
Balance, end of period	$64,897	$61,902	$18,000

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
The following table sets forth the recurring Level 3 fair value measurements of contingent consideration liabilities associated with the development agreement milestones including the significant unobservable inputs:

	June 30, 2025	December 31, 2024
Probability of achievement (range)	79.0% - 100.0%	75.0% - 90.0%
Expected years	2025 - 2026	2025 - 2026
Contingent consideration liabilities for BioIS at the inception of acquisition of the licensed technology were $17.0 million. The following table sets forth the balances of the contingent consideration liabilities as of June 30, 2025, and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Accrued liabilities	$10,498	$9,701
Other noncurrent liabilities	8,867	7,670
Balance at end of period	$19,365	$17,371
During the three months ended June 30, 2025, the Company increased the probability of achievement assumptions based upon the projected achievements of future regulatory milestones. Refer to Note 7, Commitments and Contingencies, for further details relating to the BioIS regulatory milestones.
The following table sets forth the changes in the estimated fair value of the Company’s contingent consideration liabilities measured on a recurring basis (Level 3) (in thousands):

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Balance, beginning of period	$17,371	$—
Additions during the period	—	16,970
Changes in estimated fair value	1,994	401
Balance at end of period	$19,365	$17,371
Fair Value of Senior Convertible Notes
The fair value, based on a quoted market price (Level 1), of the Company’s senior convertible notes due 2029 (the “2029 Notes”) is as follows (in thousands):

	June 30, 2025	December 31, 2024
Senior Convertible Notes due 2029	$845,937	$641,214

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
6. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials and work-in-progress	$8,585	$5,863
Finished goods	9,814	8,176
Total	$18,399	$14,039

Long-term Strategic Investments
Long-term strategic investments consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Strategic loan investments	$61,402	$58,407
Strategic equity investments	3,495	3,495
Total	$64,897	$61,902
Other Assets
Other assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
PCBAs	$34,534	$34,698
Cloud computing arrangements	4,848	5,230
Other	2,162	1,924
Total	$41,544	$41,852
The Company reuses PCBAs in each wearable Zio Monitor patch, Zio XT patch, and Zio AT patch, as well as the wireless gateway used in conjunction with the Zio AT patch. As PCBAs are used in a wearable Zio Monitor patch, Zio XT patch, or Zio AT patch, a portion of the cost of the PCBA is recorded as a cost of revenue. Charges to cost of revenue were $2.9 million and $6.8 million for the three and six months ended June 30, 2025, respectively, and $2.9 million and $5.7 million for the three and six months ended June 30, 2024, respectively. During the six months ended June 30, 2025, PCBAs decreased by $0.2 million primarily driven by the charges to cost of revenues for PCBA usage, offset by additional purchases of PCBAs for the Zio Monitor and Zio AT patches to further support the growth in commercial volumes.
The Company recorded $0.6 million and $1.2 million amortization expense during the three and six months ended June 30, 2025, respectively, and $0.5 million and $1.1 million during the three and six months ended June 30, 2024, respectively, related to capitalized implementation costs in our cloud computing arrangement balance.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	Useful life	June 30, 2025	December 31, 2024
Laboratory and manufacturing equipment	2 to 7	$9,889	$9,687
Computer equipment and software	3	4,139	4,227
Furniture and fixtures	2 to 5	4,180	4,181
Leasehold improvements	3 to 12	28,786	27,121
Internal-use software in service	3 to 7	85,229	79,660
Internal-use software in development	—	76,566	60,797
Construction in progress	—	11,928	10,638
Total property and equipment, gross		220,717	196,311
Less: Accumulated depreciation and amortization		(81,014)	(71,219)
Total property and equipment, net		$139,703	$125,092
Depreciation and amortization expense for the three and six months ended June 30, 2025, was $5.1 million and $10.3 million, respectively, and $5.2 million and $10.3 million for the three and six months ended June 30, 2024, respectively, of which amortization related to internal-use software, was $3.7 million and $7.5 million for the three and six months ended June 30, 2025, respectively and $3.7 million and $7.4 million, for the three and six months ended June 30, 2024, respectively.
During the three and six months ended June 30, 2025, internal-use software, both in service and in development, increased by $12.2 million and $21.3 million, respectively. This increase related to enhancements in the Company’s core technology, products and services and artificial intelligence, as well as investment in future technology.
During the three and six months ended June 30, 2025, the Company recorded an impairment charge of $2.5 million within impairment charges in the Company’s unaudited condensed consolidated statements of operations related to internal-use software in development not expected to be completed and placed in-service. No impairment charge related to internal-use software has been recognized for the three and six months ended June 30, 2024. Refer to Note 7, Commitments and Contingencies, for further details relating to the impairment charge recognized during the second quarter of 2025.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued payroll and related expenses	$44,984	$42,293
Accrued vacation	7,566	6,914
Accrued expenses	25,168	16,044
Claims payable	1,499	2,011
Accrued employee share purchase plan contributions	577	585
Accrued income and other taxes	2,252	4,008
Accrued professional services fees	7,033	3,345
Contingent consideration liabilities	10,498	9,700
Total accrued liabilities	$99,577	$84,900

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
During the six months ended June 30, 2025, there were no material changes to the leases from those described in Note 8, Commitments and Contingencies, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Contractual obligations under operating lease liabilities were as follows (in thousands):

Year Ended December 31:
2025 (remainder of the year)	$8,087
2026	16,710
2027	17,124
2028	17,035
2029	17,121
Thereafter	32,873
Total lease payments	108,950
Less: imputed interest	(22,213)
Total lease liabilities	$86,737

Self-Insured Health Plan
As of January 1, 2025, the Company transitioned from a fully-insured program to a self-insurance program to cover U.S. employees and their dependent health benefits. As part of the program, the Company also has stop-loss coverage from a third party which limits the exposure to large claims. The Company records a liability associated with these benefits by utilizing a third-party actuarial specialist, that includes both an estimate of claims filed and incurred but not yet reported based upon historical claims experience. As of June 30, 2025, the Company's accrued health benefits liability was $2.7 million which is included within accrued liabilities on the Company's unaudited condensed consolidated balance sheets.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
On February 6, 2024, a putative class action lawsuit was filed in the United States District Court for the Northern District of California alleging that the Company and its current Chief Executive Officer, Quentin Blackford, its former Chief Financial Officer, Brice Bobzien, and its former Chief Financial Officer and former Chief Operating Officer, Douglas Devine violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, and seeks unspecified damages purportedly sustained by the class. On July 19, 2024, an amended complaint was filed, naming the Company, Mr. Blackford, Mr. Bobzien, Mr. Devine, its Chief Commercial Officer Chad Patterson, its former Chief Technology Officer Mark Day, and its Chief Medical Officer, Chief Scientific Officer, and Executive Vice President of Product Innovation Mintu Turakhia as defendants. On October 7, 2024, a second amended complaint was filed to include events from the recent FDA inspections, but otherwise included the same claims under the Exchange Act. On December 10, 2024, defendants filed a motion to dismiss. Oral arguments on the motion to dismiss were held in late April. On June 3, 2025, the Court granted in part the defendants’ motion to dismiss, including the dismissal of all individual defendants except for Quentin Blackford. The case is now in discovery.
The Company's board members and certain of its current and former executives were named as defendants in two complaints filed as stockholder derivative actions in the United States District Court for the District of Delaware and the United States District Court for the Northern District of California, respectively. iRhythm is named as a nominal defendant in both complaints. The cases make similar allegations to those in the securities class action complaint described above and both derivative cases have been stayed pending the resolution of the securities class action.
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
On July 1, 2024, the DOJ filed with the United States District Court for the Northern District of California a Petition for Order to Show Cause and Application for Enforcement with respect to the production of certain documentary materials which the Company asserts are protected by legal privileges. On May 30, 2025 following a hearing on the issue, the District Court ordered that the Company disclose certain of the documents, finding that the Company had waived its asserted legal privileges. The Company has appealed the District Court's order to the Ninth Circuit Court of Appeal. On July 17, 2025, the Ninth Circuit Court of Appeal stayed the District Court's production order until the appeal is resolved. Full briefing on the merits is underway and is not expected to conclude until early next year. The Company intends to continue to defend its privilege assertions over the documents at issue. Regardless of the outcome of the appeal or the potential disclosure of the documents at issue, it is not clear what, if any, action the DOJ may take following resolution of the dispute over legal privileges.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
On February 20, 2024, Welch Allyn, Inc., a subsidiary of Hill-Rom Holdings, Inc. now part of Baxter International, Inc., filed a complaint against the Company in the United States District Court for the District of Delaware, which was amended on April 24, 2024, alleging that the Company's Zio devices infringe certain of Welch Allyn's patents and that the Company's infringement was willful. Thereafter, the Company successfully petitioned the Court to dismiss the willful infringement claims without prejudice. On February 14, 2025, Welch Allyn filed a second amended complaint adding additional patent claims. On March 21, 2025, the Company filed a response to the allegations found in the second amended complaint, denying all allegations of patent infringement and asserting defenses including patent invalidity. On December 23, 2024, the Company filed a petition with the USPTO seeking Inter Partes Review ("IPR") of the Welch Allyn patents asserted in the original complaint. The IPR petitions became subject to a new consideration for “discretionary denial” of IPRs first announced by the USPTO after the Company filed its petitions. Under this new basis, the Company’s IPRs were denied institution. On July 3, 2025, the Company filed a Petition for Director review, seeking to vacate the denial. Welch Allyn seeks money damages and attorneys’ fees. The Company believes this lawsuit is without merit and plans to defend itself vigorously.

On December 10, 2024, Bardy Diagnostics, Inc. (“BardyDx”), a subsidiary of Hill-Rom Holdings, Inc. now part of Baxter International, Inc., filed a lawsuit against the Company in the United States District Court for the District of Delaware, alleging that the Company’s Zio Monitor patch infringes one of its patents. On December 26, 2024, BardyDx filed an amended complaint alleging that the Company's Zio Monitor patch infringes two of BardyDx's patents. On June 11, 2025, BardyDx filed a second amended complaint alleging that the Company’s Zio Monitor patch infringes four of BardyDx’s patents. The Company filed responses to the allegations found in the complaint and the amended complaints, denying all allegations of patent infringement, asserting defenses including patent invalidity, and asserting patent infringement counterclaims, which allege that BardyDx’s Carnation Ambulatory Monitor patch infringes five of the Company’s patents. BardyDx filed an answer to the Company's counterclaims as well as counterclaims for declaratory judgment for non-infringement and invalidity of the patents asserted by the Company. Both parties seek money damages and attorneys’ fees for the alleged infringement of their patents. The Company believes BardyDx’s allegations of patent infringement are without merit and plans to defend itself vigorously.
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
In June 2025, BioIS achieved the first of two regulatory milestones. As of July 2025, BioIS and the Company are in the process of completing all required contractual conditions in order to cancel $10.0 million in Milestone Notes plus accrued and unpaid interest. During the three and six months ended June 30, 2025, the Company recorded a charge of $1.7 million and $2.0 million, respectively.

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
During the three and six months ended June 30, 2025, the Company recorded an impairment charge of $2.5 million associated with capitalized internal-use software in development relating to the Zio Watch with the Company's clinically integrated ZEUS system. The Company is not likely to commercially launch the Zio Watch under the Development Agreement. As of June 30, 2025, the Company is actively engaged with Verily to formally terminate the Development Collaboration Agreement dated September 3, 2019, as amended (the "Verily Development Agreement"), between the Company and Verily Life Sciences LLC ("VLS") and Verily Ireland Limited ("VIL", and together with VLS, "Verily"). The Company continues to expand its development program into other clinical-grade wearables to detect and characterize arrhythmias while integrating with clinicians' workflows.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
8. DEBT
1.50% Senior Convertible Notes due 2029
The carrying amounts of the Company’s 2029 Notes were as follows (in thousands):

	June 30, 2025	December 31, 2024
Principal amount	$661,250	$661,250
Unamortized debt issuance costs	(13,243)	(14,807)
Carrying amount of senior convertible notes due 2029	$648,007	$646,443
The following table summarizes the components of interest expense and the effective interest rate for the 2029 Notes for the periods shown (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual coupon interest	$2,507	$2,507	$4,987	$3,196
Amortized debt issuance costs	771	753	1,564	1,152
Total interest expense recognized on senior convertible notes due 2029	$3,278	$3,260	$6,551	$4,348

Effective interest rate	2.0%	2.0%	2.0%	2.0%
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
In connection with the termination of the SVB term loan, interest expense, contractual coupon interest, and amortized debt issuance costs for the six months ended June 30, 2024, were de minimis. The Company incurred $2.0 million of fees and expenses relating to the termination of the SVB Loan Agreement, which has been recorded within loss on extinguishment of debt in the Company's unaudited condensed consolidated statements of operations during the six months ended June 30, 2024.

9. INCOME TAXES
The Company recorded a tax benefit provision related to its U.S. state taxes and its foreign subsidiaries during the three months ended June 30, 2025, and a tax provision for the six months ended June 30, 2025. The Company recorded a tax provision related to its U.S. state taxes and its foreign subsidiaries during the three and six months ended 2024. Due to the uncertainties surrounding the realization of the U.S. deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no federal benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.

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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

11. STOCK-BASED COMPENSATION
The following table summarizes the total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025, and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$709	$866	$1,492	$1,712
Research and development	3,351	3,792	7,536	7,388
Selling, general and administrative	18,767	17,163	37,143	33,712
Total stock-based compensation expense	$22,827	$21,821	$46,171	$42,812
Restricted Stock Units and Performance-Based Restricted Stock Units
As of June 30, 2025, there were a total of 1.6 million awards outstanding and total unamortized compensation cost of $122.4 million, net of estimated forfeitures, related to restricted stock units (“RSUs”), which the Company expects to recognize over a weighted average period of 1.7 years.
As of June 30, 2025, there were a total of 0.8 million awards outstanding and total unamortized compensation cost of $36.9 million, net of estimated forfeitures, related to performance based RSUs (“PRSUs”), which the Company expects to recognize over a weighted average remaining period of 1.6 years. PRSUs are based on the maximum number of PRSUs issuable in the key executive grant agreements. The actual number of PRSUs awarded will be based on company performance criteria.
Market-based PRSUs
The Company grants PRSUs to its key executives. PRSUs can be earned in accordance with the performance equity program for each respective grant.
In February 2025, the Company granted market-based PRSUs to senior executive officers with a grant date fair value of $15.5 million. These PRSUs to be earned will be based on the cumulative annual growth rate (“CAGR”) of annual unit volume calculated between fiscal year 2027 and fiscal year 2024 and measured against performance thresholds, as well as a relative comparison of the S&P Healthcare Equipment Select Industry Index to the Company's Total Shareholder Return (“TSR”). The PRSU award has a maximum cap of 200% on the payout irrespective of above-median TSR performance, and maximum unit volume CAGR performance level. The grant date fair value of the TSR was based on the expected term of 2.8 years, interest risk free rate of 4.0%, implied volatility of 56.02% and no dividend yield. These February 2025 awards are subject to the recipient senior executive officer's continued employment through the vesting date of March 15, 2028.
Options
As of June 30, 2025, the Company had a total of 0.1 million options outstanding. As of June 30, 2025, the options were fully vested.
Employee Stock Purchase Plan
As of June 30, 2025, the Company had $2.4 million of unrecognized compensation expense that will be recognized over a weighted average period of 0.7 years.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

12. NET LOSS PER COMMON SHARE
As the Company had net losses for the three and six months ended June 30, 2025 and 2024, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share during the three and six months ended June 30, 2025, and 2024 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(14,218)	$(20,107)	$(44,918)	$(65,774)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	31,990	31,145	31,791	31,089
Net loss per common share, basic and diluted	$(0.44)	$(0.65)	$(1.41)	$(2.12)
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
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the three and six months ended June 30, 2025, and 2024 because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase common stock	145	295	145	295
RSUs and PRSUs[1]	2,400	2,643	2,400	2,643
Senior convertible notes	4,492	4,492	4,492	4,492
Total	7,037	7,430	7,037	7,430

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
Each Zio System combines an FDA-cleared, CE-marked and Japan PMDA-approved wire-free, patch-based, 14-day wearable biosensor that continuously records ECG data with a proprietary, FDA-cleared, CE-marked, and Japan PMDA-approved cloud-based data analytic software to help physicians monitor patients and diagnose arrhythmias. Since receiving FDA clearance, we have provided the iRhythm Services to over eight million patients and have collected over 2 billion hours of curated heartbeat data.
Since first receiving clearance from FDA for our technology in 2009, we have supported physician and patient use of our technology and provided ambulatory cardiac monitoring services from our Medicare-enrolled IDTFs and with our qualified technicians. We have provided our iRhythm Services using our Zio Systems.
We receive revenue for the iRhythm Services primarily from third-party payors, which include contracted third-party payors and CMS. The remainder of our revenue comes from healthcare institutions, which are typically hospitals or private physician practices, who purchase the iRhythm Services from us directly. We rely on third-party billing partners to submit patient claims and collect from commercial payors, certain government agencies, and patients.
The following are iRhythm Services shown as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contracted third-party payors	52%	54%	52%	54%
Centers for Medicare and Medicaid	24%	24%	24%	24%
Healthcare institutions	17%	15%	17%	15%
Non-contracted third-party payors	7%	7%	7%	7%
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

We define Adjusted EBITDA for a particular period as net loss before income tax (benefit) provision, depreciation and amortization, interest expense, and interest income and as further adjusted for stock-based compensation expense, changes in fair value of strategic investments, impairment and restructuring charges, business transformation costs, certain intellectual property litigation expenses and settlements, and loss on extinguishment of debt. Business transformation costs include costs associated with professional services, employee termination and relocation, third-party merger and acquisition, integration, and other costs to augment and restructure the organization, inclusive of both outsourced and offshore resources. Beginning in the first quarter of 2025, we have excluded third-party attorneys' fees and expenses associated with patent litigation brought against the Company by Welch Allyn, Inc. and Bardy Diagnostics, Inc., subsidiaries of Baxter International, Inc. Factors we considered in arriving at this determination to exclude these patent litigation costs from our Adjusted EBITDA include frequency and complexity of the patent litigation, the counterparty involved, and the expected magnitude of patent litigation costs for this matter.
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
The following table presents a reconciliation of Net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss[1]	$(14,218)	$(20,107)	$(44,918)	$(65,774)
Interest expense	3,278	3,312	6,551	6,172
Interest income	(5,321)	(6,685)	(10,240)	(9,742)
Changes in fair value of strategic investments	(2,152)	—	(2,995)	—
Income tax (benefit) provision	(183)	194	482	226
Depreciation and amortization	5,105	5,160	10,315	10,291
Stock-based compensation	22,827	21,821	46,171	42,812
Impairment charges	2,479	—	2,479	—
Business transformation costs	925	1,296	1,428	1,296
Intellectual property litigation expenses	2,956	—	3,788	—
Loss on extinguishment of debt	—	—	—	7,589
Adjusted EBITDA	$15,696	$4,991	$13,061	$(7,130)
1 Net loss for the three and six months ended June 30, 2025, includes $1.7 million and $2.0 million of acquired in-process research and development expense, respectively.
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

The current macroeconomic environment is impacting our customers, both financially and operationally. Hospitals are experiencing staffing shortages and supply chain issues that could affect their ability to provide patient care. Additionally, hospitals are facing significant financial pressure as supply chain constraints and inflation drive up operating costs, interest rate volatility make access to credit more expensive, and unrealized losses decrease available cash reserves. As a consequence of the financial pressures and decreased profitability, some hospitals have indicated that they are lowering their capital investment plans and tightening their operational budgets. Private and government payors around the world are increasingly challenging the utilization and overall cost charged for medical products and services. The containment of healthcare costs has become a priority of governments on a global basis. Private and government payors may decline to cover and reimburse for claims or portions of claims.Climate-related events, including the increasing frequency of extreme weather events, natural disasters, or other catastrophic events may cause damage or disruption to our domestic or global customers or our operations, which could have an adverse effect on our business, operating results, and financial condition.
We have adapted our iRhythm Services to meet the immediate needs of physicians, customers, and patients and significantly increased the utilization of our home enrollment service, which allows patients to receive and wear the single-use Zio patch without going to a healthcare facility.
Our hybrid work arrangements and decision to pursue a sublease have previously resulted in an impairment of our right-of-use asset and related leasehold improvements and furniture and fixtures. As we continue to evaluate our global real estate footprint, we may incur additional impairment charges related to real property lease agreements.
Revenue, net
The majority of our revenue is derived from provision of our iRhythm Services to customers in the United States. We earn revenue from the provision of our iRhythm Services primarily from contracted third-party payors, CMS, and healthcare institutions. A small percentage of our revenue is from non-contracted third-party payors.
We recognize revenue on an accrual basis based on estimates of the amount that will ultimately be realized, which considers the amount submitted for payment and the amount received. These estimates require significant judgment by management. In determining the amount to accrue for the iRhythm Services (including a delivered report), we consider factors such as claim payment history from both payors and patient, available reimbursement, including whether there is a contract between us and the payor or healthcare institution and historical amount received for the service, and any current developments or changes that could impact reimbursement and healthcare institution payments.
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

Our gross margin has been and will continue to be affected by a variety of factors, including increased contracting with third-party payors and institutional providers. We have in the past been able to increase our pricing as third-party payors become more familiar with the benefits of the iRhythm Services and move to contracted pricing arrangements. We expect increases to the cost of revenues due to increases to materials and electronics components pricing, labor rates, shipping rates, amortization of capitalized internal-use software, along with increases in the general level of inflation and tariffs on imports (which may complicate and increase costs associated with our supply chain). We expect to partially offset these increases by reduced costs from obtaining volume purchase discounts for our material costs, implementing scan-time algorithms and process improvements, automating manufacturing assembly and packaging, and through software-driven and other workflow enhancements to reduce labor costs. We experienced an improvement in our gross margin from 2023 to 2024, and continue to focus on improving annual gross margins in the future, while navigating through the macroeconomic and supply chain headwinds discussed above that we expect to face.
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
Acquired In-Process Research and Development Expenses
Our in-process research and development (“IPR&D”) acquired in an asset acquisition for use in research and development activities with no alternative future use is expensed in the unaudited condensed consolidated statements of operations.
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
Impairment Charges
Impairment charges consist of amounts recorded to write down the carrying value of long-lived assets to fair value.
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

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2025, and 2024

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(in thousands, except percentages) *
Revenue, net	$186,687	$148,047	$38,640	26%	$345,364	$279,976	$65,388	23%
Cost of revenue	53,830	44,576	9,254	21%	103,291	88,989	14,302	16%
Gross profit	132,857	103,471	29,386	28%	242,073	190,987	51,086	27%
Operating expenses:
Research and development	21,012	19,690	1,322	7%	42,531	36,684	5,847	16%
Acquired in-process research and development	1,698	—	1,698	N/M	1,994	—	1,994	N/M
Selling, general and administrative	126,376	106,762	19,614	18%	246,333	215,422	30,911	14%
Impairment charges	2,479	—	2,479	N/M	2,479	—	2,479	N/M
Total operating expenses	151,565	126,452	25,113	20%	293,337	252,106	41,231	16%
Loss from operations	(18,708)	(22,981)	4,273	(19)%	(51,264)	(61,119)	9,855	(16)%
Interest and other income (expense), net:
Interest income	5,321	6,685	(1,364)	(20)%	10,240	9,742	498	5%
Interest expense	(3,278)	(3,312)	34	(1)%	(6,551)	(6,172)	(379)	6%
Loss on extinguishment of debt	—	—	—	—%	—	(7,589)	7,589	N/M
Other income (expense), net	2,264	(305)	2,569	(842)%	3,139	(410)	3,549	(866)%
Total interest and other income (expense), net	4,307	3,068	1,239	40%	6,828	(4,429)	11,257	(254)%
Loss before income taxes	(14,401)	(19,913)	5,512	(28)%	(44,436)	(65,548)	21,112	(32)%
Income tax (benefit) provision	(183)	194	(377)	(194)%	482	226	256	113%
Net loss	$(14,218)	$(20,107)	$5,889	(29)%	$(44,918)	$(65,774)	$20,856	(32)%
N/M - Not meaningful
* Certain numbers expressed may not sum due to rounding.
Revenue, net
Revenue, net increased by $38.6 million, or 26%, to $186.7 million during the three months ended June 30, 2025, as compared to $148.0 million during the three months ended June 30, 2024. Revenue, net increased by $65.4 million, or 23%, to $345.4 million during the six months ended June 30, 2025, as compared to $280.0 million during the six months ended June 30, 2024. For the three and six months ended June 30, 2025, the increase in revenue was primarily attributable to an increase in volume of iRhythm Services resulting from increased demand. In particular, during the three and six months ended June 30, 2025, Zio AT as a proportion of our total revenue volume grew significantly compared to the prior year primarily as a result of new customer account growth. Offsetting the revenue growth from volume and product mix were higher contractual allowance reserves recognized during the three and six months ended June 30, 2025, resultant from billing disruptions due to the Change Healthcare cybersecurity incident from the first quarter of 2024, as well as higher payer claims denials. Overall average selling prices remained relatively stable period over period.
Cost of Revenue
Cost of revenue increased by $9.3 million, or 21%, to $53.8 million during the three months ended June 30, 2025, as compared to $44.6 million during the three months ended June 30, 2024. Cost of revenue increased by $14.3 million or 16%, to $103.3 million during the six months ended June 30, 2025, as compared to $89.0 million during the six months ended June 30, 2024. For the three and six months ended June 30, 2025, the increase was primarily due to increases in material component costs, amortization costs related to Zio Monitor and Zio AT PCBA, headcount-related costs, and freight costs associated with the increase in volume of iRhythm Services.

Research and Development Expenses
Research and development expenses increased by $1.3 million, or 7%, to $21.0 million during three months ended June 30, 2025, as compared to $19.7 million during the three months ended June 30, 2024. Research and development expenses increased by $5.8 million, or 16%, to $42.5 million during the six months ended June 30, 2025, as compared to $36.7 million during the six months ended June 30, 2024. The increase in research and development expenses for the three and six months ended June 30, 2025 was primarily due to higher employee-related costs which include supporting ongoing FDA remediation and sustaining activities, product development consulting costs, and costs to further development, enhancement, and functionality of our current and future product offerings.
Acquired In-Process Research and Development Expenses
Acquired IPR&D expense was $1.7 million and $2.0 million during the three and six months ended June 30, 2025, respectively. No costs were incurred during the three and six months ended June 30, 2024. The expense was related to the Technology License Agreement (the “License Agreement”) we entered into with BioIntelliSense, Inc. (“BioIS”) during the third quarter of 2024. During the three and six months ended June 30, 2025, we recognized additional IPR&D expense as a result of recognizing an increase in our contingent consideration liability related to regulatory milestones. See Note 5, Fair Value Measurements, and Note 7, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $19.6 million, or 18%, to $126.4 million during the three months ended June 30, 2025, as compared to $106.8 million during the three months ended June 30, 2024. Selling, general and administrative expenses increased by $30.9 million, or 14%, to $246.3 million during the six months ended June 30, 2025, as compared to $215.4 million during the six months ended June 30, 2024. For the three and six months ended June 30, 2025, the increase in selling, general, and administrative expenses were primarily attributable to increases in headcount-related costs (including stock-based compensation), legal and professional fees, and provisions for credit losses, offset by a reduction in claims processing fees. Additionally, during the three and six months ended June 30, 2025 the Company incurred $3.0 million and $3.8 million, respectively, related to certain intellectual property litigation costs, which were not incurred during the comparable periods in 2024. Business transformation costs for the three and six months ended June 30, 2025 were $0.9 million and $1.4 million, respectively, as compared to $1.3 million for both the three and six months ended June 30, 2024.
Impairment Charges
During the three and six months ended June 30, 2025, we recorded an impairment charge of $2.5 million associated with capitalized internal-use software in development relating to the Zio Watch with our clinically integrated ZEUS system. We do not intend to commercially launch the Zio Watch. See Note 7, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
Interest Income
Interest income decreased by $1.4 million to $5.3 million during the three months ended June 30, 2025, as compared to $6.7 million during the three months ended June 30, 2024. Interest income increased by $0.5 million to $10.2 million during the six months ended June 30, 2025, as compared to $9.7 million during the six months ended June 30, 2024. The decrease for the three months ended June 30, 2025 is primarily attributable to a lower average invested balance, as compared to the same period in 2024. The increase for the six months ended June 30, 2025 is primarily attributable to higher average invested balances, period over period, with funds obtained through our borrowing under the 2029 Notes in March 2024.

Interest Expense
Interest expense remained relatively flat during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. Interest expense increased by $0.4 million to $6.6 million during the six months ended June 30, 2025, as compared to $6.2 million during the six months ended June 30, 2024. The increase in interest expense during the six months ended June 30, 2025, is primarily attributable to the $661.3 million 2029 Notes borrowed in March 2024.
Other Income (Expense), Net
Other income (expense), net increased by $2.6 million to $2.3 million during the three months ended June 30, 2025, as compared to other income (expense), net of $(0.3) million during the three months ended June 30, 2024. Other income (expense), net increased by $3.5 million to $3.1 million during the six months ended June 30, 2025, as compared to $(0.4) million during the six months ended June 30, 2024. The increases were primarily attributable to the changes in the fair value of our strategic loan investments recognized during the three and six months ended June 30, 2025.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $7.6 million for the six months ended June 30, 2024. The loss was related to the early extinguishment of both the SVB Loan Agreement and the Braidwell Term Loan Facility during the first quarter of 2024. See Note 8, Debt, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for details of our financing activities.
Income Tax (Benefit) Provision
Income tax provision decreased by $0.4 million, recognizing an income tax benefit of ($0.2 million) during the three months ended June 30, 2025, as compared to an income tax expense of $0.2 million during the three months ended June 30, 2024. Income tax provision increased by $0.3 million, recognizing an income tax expense of $0.5 million during the six months ended June 30, 2025, as compared to an income tax expense of $0.2 million during the six months ended June 30, 2024.
On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. As the legislation was signed into law after the close of the second quarter, the impacts are not included in our operating results for the three and six months ended June 30, 2025. We continue to assess the impact of OBBBA but currently do not expect it to have a material impact on our income tax provision for 2025.

Liquidity and Capital Resources
Overview
As of June 30, 2025, we had cash and cash equivalents of $309.1 million, marketable securities of $236.4 million, and accounts receivable, net of $82.2 million. We continuously review our liquidity and anticipated capital requirements in light of the significant uncertainty created by the current macroeconomic environment, including inflation, interest rate volatility, and potential instability in the global banking system. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. During the first quarter of 2024, we experienced a temporary delay in the billing of our contracted and non-contracted payer customers, performed by our third-party claims processing vendor. The delay was due to a cybersecurity incident experienced by Change Healthcare, a division of UnitedHealth Group, in which our third-party vendor did engage for services relating to billing and collections. While we substantially cleared the billing backlog as of the end of the first quarter of 2024, the delay in billing resulted in a temporary delay in our cash collections. We have received the majority of our cash collections from the delayed billings. During the first quarter of 2025, we experienced higher levels of contractual adjustments associated with our gross accounts receivable. Additionally, through our revenue cycle management transformation we have focused our efforts in part to resolve payor claims denials and unpaid portions of patient-responsible balances in a more timely basis.
We believe that our current cash, cash equivalents, and marketable securities balances, together with income to be derived from the sales of our iRhythm Services, will be sufficient to meet our liquidity requirements for at least the next 12 months.
Under the terms of the Development Collaboration Agreement dated September 3, 2019, as amended, between us and Verily Life Sciences LLC ("VLS") and Verily Ireland Limited ("VIL"), together known as Verily, we agreed to make milestone payments to Verily up to an aggregate of $12.75 million upon achievement of various development and regulatory milestones. We have achieved milestones tied to payments totaling $11.0 million through June 30, 2025, with additional milestone payments of $1.75 million, subject to the achievement of specified milestones. During the second quarter of 2025, we recorded an impairment charge of $2.5 million associated with capitalized internal-use software in development relating to the Zio Watch with the Company's clinically integrated ZEUS system. We do not intend to commercially launch the Zio Watch. As of June 30, 2025, we are actively engaged with Verily to formally terminate the Development Collaboration Agreement. We continue to expand our product development program into other clinical-grade wearables to detect and characterize arrhythmias while integrating with clinicians' workflows.
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
Under the terms of the License Agreement, during the third quarter of 2024 we paid BioIS an upfront fee of $15.0 million in cash consideration. In connection with the License Agreement, we also purchased an aggregate of $40.0 million of convertible promissory notes from BioIS of which $20.0 million of the convertible promissory notes (“Milestone Notes”) were designated for satisfaction of the Company's regulatory milestone payment obligations. The Milestone Notes, plus accrued and unpaid interest, if any, shall be cancelled, if outstanding, upon the achievement of the regulatory milestones up through December 31, 2026. In June 2025, BioIS achieved the first of two regulatory milestones. As of July 2025, we are in the process of completing all required contractual conditions in order to cancel $10.0 million in Milestone Notes plus accrued and unpaid interest.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$19,768	$(40,189)
Net cash (used in) provided by investing activities	(139,054)	54,510
Net cash provided by financing activities	8,823	508,429

Operating Activities
During the six months ended June 30, 2025, cash provided by operating activities was $19.8 million, as compared to cash used in operating activities of $40.2 million during the six months ended June 30, 2024. Cash provided by operating activities increased by $60.0 million primarily attributable to reductions in our net loss driven by our revenue growth, timing of collections associated with our accounts receivable, as well as the timing of payments associated with our accounts payable and accrued liabilities. These increases in cash provided by operating activities were offset by an increase to prepaid expenses and other current assets.
Investing Activities
During the six months ended June 30, 2025, cash used in investing activities was $139.1 million, an increase of $193.6 million, as compared to cash provided by investing activities of $54.5 million during the six months ended June 30, 2024. The increase in cash used in investing activities was primarily attributable to a net increase in the change in marketable securities of $207.0 million, primarily from an increase in the purchases of marketable securities of $167.0 million, as well as an increase in purchases of property and equipment of $1.5 million. Offsetting the increase in the cash used in investing activities was a reduction in purchases of strategic loan investments of $15.0 million, which was associated with strategic loan investment purchases made in BioIS during the three months ended June 30, 2024.
Financing Activities
During the six months ended June 30, 2025, cash provided by financing activities was $8.8 million, a decrease of $499.6 million as compared to $508.4 million during the six months ended June 30, 2024. The decrease was primarily attributed to $661.3 million in proceeds from the issuance of our 2029 Notes during the six months ended June 30, 2024. The decrease was offset by $37.8 million associated with the payment of the SVB Loan Agreement and related termination costs, payment of $5.8 million associated with the Braidwell Term Loan Facility debt issuance and termination costs, payment of $17.2 million associated with debt issuance costs for our 2029 Notes, payment of $72.4 million for the purchase of the 2029 Capped Calls, and payment of $25.0 million for the repurchase of shares of our common stock.
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
Contractual Obligations
Our contractual obligations as of December 31, 2024, are presented in our Annual Report on Form 10-K filed with the SEC on February 20, 2025. There were no significant changes to our lease obligations during the six months ended June 30, 2025. As of June 30, 2025, we had approximately $85.3 million of open purchase order commitments in the ordinary course of business, the majority of which are due within one year. See Note 8, Debt, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for changes in our debt obligations during the six months ended June 30, 2025.

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
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Updates to our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the notes to our unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q. The critical accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There were no material changes to our critical accounting estimates during the six months ended June 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities of $545.5 million and $535.6 million as of June 30, 2025, and December 31, 2024, respectively, which consisted of bank deposits, money market funds and U.S. government securities. Such interest-earning instruments carry a degree of interest rate risk.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates would have had a $0.5 million and $1.0 million impact to interest income for the three and six months ended June 30, 2025, respectively. A hypothetical 10% change in interest rates would have had a $0.7 million and $1.0 million impact to interest income for the three and six months ended June 30, 2024, respectively.
As of June 30, 2025, we had $661.3 million in outstanding aggregate principal amount of fixed rate debt relating to our 2029 Notes. Accordingly, we do not have economic interest rate exposure on the 2029 Notes. However, changes in interest rates could impact the fair market value of the 2029 Notes. Generally, the fair market value of the fixed interest rate of the 2029 Notes will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our 2029 Notes as of June 30, 2025 was $845.9 million.
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
Foreign Currency Exchange Rate Sensitivity
As of June 30, 2025, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
As required by Rule 13a under the Exchange Act, our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On February 6, 2024, a putative class action lawsuit was filed in the United States District Court for the Northern District of California alleging that we and our current Chief Executive Officer, Quentin Blackford, our former Chief Financial Officer, Brice Bobzien, and our former Chief Financial Officer and former Chief Operating Officer, Mr. Devine violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, and seeks unspecified damages purportedly sustained by the class. On July 19, 2024, an amended complaint was filed, naming us, Mr. Blackford, Mr. Bobzien, Mr. Devine, our Chief Commercial Officer Chad Patterson, our former Chief Technology Officer Mark Day, and our Chief Medical Officer, Chief Scientific Officer, and Executive Vice President of Product Innovation Mintu Turakhia as defendants. On October 7, 2024, a second amended complaint was filed to include events from the recent FDA inspections, but otherwise included the same claims under the Exchange Act. On December 10, 2024, the defendants filed a motion to dismiss. On June 3, 2025, the Court granted in part the defendants’ motion to dismiss, including the dismissal of all individual defendants except for Quentin Blackford. The case is now in discovery.
Our board members and certain of our current and former executives were named as defendants in two complaints filed as stockholder derivative actions in the United States District Court for the District of Delaware and the United States District Court for the Northern District of California, respectively. We are named as a nominal defendant in both complaints. The cases make similar allegations to those in the securities class action complaint described above and both derivative cases have been stayed pending the resolution of the securities class action.
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
On July 1, 2024, the DOJ filed with the United States District Court for the Northern District of California a Petition for Order to Show Cause and Application for Enforcement with respect to the production of certain documentary materials which we assert are protected by legal privileges. On May 30, 2025 following a hearing on the issue, the District Court ordered us to disclose certain of the documents, finding that the Company had waived its asserted legal privileges. We have appealed the District Court's order to the Ninth Circuit Court of Appeal. On July 17, 2025, the Ninth Circuit Court of Appeal stayed the District Court's production order until the appeal is resolved. Full briefing on the merits is underway and is not expected to conclude until early next year. We intend to continue to defend our privilege assertions over the documents at issue. Regardless of the outcome of the appeal or the potential disclosure of the documents at issue, it is not clear what, if any, action the DOJ may take following resolution of the dispute over legal privileges.

On February 20, 2024, Welch Allyn, Inc., a subsidiary of Hill-Rom Holdings, Inc. now part of Baxter International, Inc., filed a complaint against us in the United States District Court for the District of Delaware, which was amended on April 24, 2024, alleging that our Zio devices infringe certain of Welch Allyn's patents and that the our infringement was willful. Thereafter, we successfully petitioned the Court to dismiss the willful infringement claims without prejudice. On February 14, 2025, Welch Allyn filed a second amended complaint adding additional patent claims. On March 21, 2025, we filed a response to the allegations found in the second amended complaint, denying all allegations of patent infringement and asserting defenses including patent invalidity. On December 23, 2024, we filed a petition with the USPTO seeking Inter Partes Review ("IPR") of the Welch Allyn patents asserted in the original complaint. The IPR petitions became subject to a new consideration for “discretionary denial” of IPRs first announced by the USPTO after we filed our petitions. Under this new basis, our IPRs were denied institution. On July 3, 2025, we filed a Petition for Director review, seeking to vacate the denial. Welch Allyn seeks money damages and attorneys’ fees. We believe this lawsuit is without merit and plans to defend itself vigorously.
On December 10, 2024, Bardy Diagnostics, Inc. (“BardyDx”), a subsidiary of Hill-Rom Holdings, Inc. now part of Baxter International, Inc., filed a lawsuit against us in the United States District Court for the District of Delaware, alleging that our Zio Monitor patch infringes one of its patents. On December 26, 2024, BardyDx filed an amended complaint alleging that our Zio Monitor patch infringes two of BardyDx's patents. On June 11, 2025, BardyDx filed a second amended complaint alleging that our Zio Monitor patch infringes four of BardyDx’s patents. We filed responses to the allegations found in the complaint and the amended complaints, denying all allegations of patent infringement, asserting defenses including patent invalidity, and asserting patent infringement counterclaims, which allege that BardyDx’s Carnation Ambulatory Monitor patch infringes five of our patents. BardyDx filed an answer to our counterclaims as well as counterclaims for declaratory judgment for non-infringement and invalidity of the patents asserted by us. Both parties seek money damages and attorneys’ fees for the alleged infringement of their patents. We believe BardyDx’s allegations of patent infringement are without merit and plans to defend ourself vigorously.
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
Summary of Risk Factors
•Reimbursement by Medicare is highly regulated and subject to change, and our failure to comply with applicable regulations, including regulations not designed for remote diagnostic tests like our iRhythm Services, could prevent us from receiving reimbursement under the Medicare program and some commercial payors, subject us to penalties, and adversely affect our reputation, business, and results of operations.
•If reimbursement or other payment for our iRhythm Services is reduced or modified in the United States or in our international markets, including through cost containment measures or changes to policies with respect to coding, coverage, and pricing, our business could suffer.
•If we are unable to expand the number of third-party commercial payors with which we contract or expand coverage for existing third-party commercial payors, our commercial success could be impacted.
•Our revenue relies on our iRhythm Services, which are currently our only offerings. If our iRhythm Services or future service offerings fail to gain, or lose, market acceptance, our business will suffer.

•The market for remote cardiac monitoring solutions is highly competitive. If our competitors are able to develop or market monitoring devices and services that are more effective, or gain greater acceptance in the marketplace, than any services and related devices we develop, our commercial opportunities will be reduced or eliminated.
•Billing for our iRhythm Services is complex and highly regulated, and we must dedicate substantial time and resources to the billing process. Failure to comply with legal, regulatory, or contractual requirements applicable to our billing and collection activities could subject us to penalties, and adversely affect our reputation, business and results of operations.
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
•We are subject to extensive compliance requirements for the quality, design, safety, performance, and post-market surveillance of the medical devices we manufacture for use in our iRhythm Services, and for vigilance on complaint-handling, escalation, assessment, and reporting of adverse events and malfunctions. A wide range of quality, risk, regulatory, or safety matters could trigger enforcement action by regulatory authorities, the need for a recall, a hold on the distribution of the marketed product, or other corrective actions to marketed product, and such matters have the potential to escalate to judicial actions that involve the DOJ.
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
•Changes in applicable laws or regulations or the interpretation or enforcement policies of regulators governing our IDTFs and iRhythm Services may constrain or require us to restructure our operations or adapt certain business strategies, which may harm our revenue and operating results.
•Our business relies on orders from licensed healthcare providers, and the continuing clinical acceptance and adoption of our iRhythm Services depends upon strong working relationships with healthcare providers, including physicians. These relationships, interactions, and arrangements are subject to a high degree of scrutiny by government regulators and enforcement bodies.
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
Risks Related to Our Industry, Business and Operations
Reimbursement by Medicare is highly regulated and subject to change, and our failure to comply with applicable regulations, including regulations not designed for remote diagnostic tests like our iRhythm Services, could prevent us from receiving reimbursement under the Medicare program and some commercial payors, subject us to penalties, and adversely affect our reputation, business, and results of operations.
During the three and six months ended June 30, 2025, we received approximately 24% of our total revenue from the Medicare program (inclusive of Medicare Advantage). The Medicare program is administered by CMS, which imposes extensive and detailed requirements on diagnostic services providers, including IDTFs. These requirements include, but are not limited to, rules that govern how we structure our relationships with physicians, how we operate our IDTFs and market our iRhythm Services, when we may perform diagnostic tests, and how and when we submit reimbursement claims. Our failure to comply with the applicable Medicare rules and requirements could result in discontinuation of our reimbursement under the Medicare program, a requirement to return funds already paid to us, civil monetary penalties, criminal penalties, and/or exclusion from the Medicare program, which would have a material adverse impact on our reputation, business, and results of operations.
CMS has acknowledged that the IDTF regulations were designed for “traditional” IDTFs that administer tests to patients in-person, at a single point in time, and from a single location, and only recently has CMS initiated changes to the regulations to address IDTFs like ours that furnish “indirect tests” that do not require in-person interaction and involve technicians performing computer analyses offsite or at another location. The changes, however, do not address all gaps identified by CMS relating to IDTF operations and the Medicare billing requirements. For example, CMS has not addressed billing for remote diagnostic tests that are performed from one or more IDTF or other remote locations. Our failure to comply with the applicable Medicare regulations, or regulators’ disagreement with our interpretation of the regulations as applied to indirect tests, such as the iRhythm Services, could result in the discontinuation of our reimbursement under the Medicare program, a requirement to return funds already paid to us, civil monetary penalties, criminal penalties, and/or exclusion from the Medicare program.
In addition, many commercial payors require our IDTFs to maintain enrollment with the Medicare program as well as accreditation and certification with the Joint Commission. If we fail to obtain and maintain IDTF enrollment or accreditation and certification, our iRhythm Services may no longer be reimbursed by those commercial payors, which could have a material adverse impact on our reputation, business, and results of operations.
If reimbursement or other payment for our iRhythm Services is reduced or modified in the United States or in our international markets, including through cost containment measures or changes to policies with respect to coding, coverage, and pricing, our business could suffer.
We receive a substantial portion of our revenue from Medicare and third-party commercial payors with which we contract, and we cannot predict whether and to what extent existing reimbursement rates will continue to be available. If CMS or any of our key commercial payors reduce reimbursement rates for our iRhythm Services, our business, operating results, and prospects would be adversely affected.

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
Since each payor decides whether to establish a policy concerning reimbursement or to contract with us to set the price of reimbursement, seeking reimbursement on a payor-by-payor basis is a time-consuming and costly process to which we dedicate substantial resources. If we do not dedicate sufficient resources to establishing contracts with commercial payors and supporting payors’ reimbursement determinations by demonstrating the clinical value of our iRhythm Services through studies and physician adoption, we may encounter several adverse consequences that could compromise the commercial success of our business. Such adverse consequences may include an inability to secure additional contracts with commercial payors, reluctance by physicians to order our iRhythm Services due to concerns that patients may face significant out-of-pocket expenses associated with an out-of-network IDTF, a decline in the amount that we are reimbursed for our services, less predictable revenue, and an increase in the efforts and resources necessary to obtain reimbursement for our services on a claim-by-claim basis.
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
The CPT codes used to report remote cardiac monitoring services, including those used to report our iRhythm Services, were drafted by the American Medical Association (“AMA”) in a manufacturer- and specific technology-agnostic manner. Regulators or other third parties could assert that our technology does not support certain diagnostic procedures described by the CPT codes that we currently use to report our iRhythm Services. For example, a regulator or other third party could assert that the Zio AT System cannot support MCT services, which could jeopardize our ability to submit claims for reimbursement for services utilizing our Zio AT System and may require us to evaluate whether we have received any overpayments that must be reported and returned to third-party payors. Certain language in a warning letter we received from FDA on May 25, 2023 could increase the risk of inquiries regarding our historical or current use of CPT code 93229. Consistent with the AMA’s definition of MCT and the technology categorization in FDA’s outpatient cardiac telemetry product code, the Zio AT device is intended to capture and transmit symptomatic and asymptomatic cardiac events and record continuous ECG data for long-term monitoring on adult patients who may be asymptomatic or who may suffer from transient symptoms (e.g., palpitations, shortness of breath, dizziness, light-headedness, pre-syncope, syncope, fatigue, or anxiety), with escalation to the patient’s treating healthcare professional, consistent with the healthcare professional’s prescribed notification criteria, during the monitoring period.
Our revenue relies on our iRhythm Services, which are currently our only offerings. If our iRhythm Services or future service offerings fail to gain, or lose, market acceptance, our business will suffer.
Our current revenue is dependent on orders for our iRhythm Services, and we expect that reimbursement for our iRhythm Services will account for substantially all our revenue for the foreseeable future. We are in various stages of research and development for other diagnostic and/or screening solutions and new indications for our technology and our iRhythm Services; however, there can be no assurance that we will be able to successfully develop and commercialize any new services and related devices. Any new services may not be accepted by physicians or may merely replace revenue generated by our iRhythm Services and not generate additional revenue. If we have difficulty launching new services, our reputation may be harmed and our financial results adversely affected. In order to substantially increase our revenue, we will need to target physicians other than cardiologists, such as emergency room doctors, primary care physicians, and other physicians with whom we have had little contact and who may require a different type of marketing effort. If we are unable to increase orders for our iRhythm Services, expand reimbursement for our iRhythm Services, or successfully develop and commercialize new services and related devices, our revenue and our ability to achieve and sustain profitability would be impaired.
The market for remote cardiac monitoring solutions is highly competitive. If our competitors are able to develop or market monitoring devices and services that are more effective, or gain greater acceptance in the marketplace, than any services and related devices we develop, our commercial opportunities will be reduced or eliminated.
The market for remote cardiac monitoring products and services is competitive, characterized by rapid change resulting from technological advances, scientific discoveries, and other market activities of industry participants. Our iRhythm Services compete with a variety of products and services that provide alternatives for remote cardiac monitoring, including traditional, short-term Holter monitors and event monitors. Our industry is highly fragmented and characterized by a small number of large manufacturers and a large number of smaller regional service providers. These third parties compete with us in marketing to payors and ordering physicians, recruiting and retaining qualified personnel, acquiring technology, and developing products and services that compete with our iRhythm Services and related devices, and enhancing their product offerings with differentiating features. Our ability to compete effectively depends on our ability to distinguish our company and our iRhythm Services from our competitors and their products and services, and includes such factors as safety and effectiveness; acute and long-term outcomes; ease of use; price; physician, hospital, and clinic acceptance; and third-party reimbursement.

Our industry is subject to rapid change and is significantly affected by new product introductions, results of clinical research, corporate combinations, and other factors. Large competitors in the remote cardiac market include companies that sell standard Holter monitors including GE Healthcare, Philips Healthcare, Mortara Instrument, Inc., Spacelabs Healthcare Inc. and Welch Allyn Holdings, Inc. (now part of Baxter International, Inc.). Additional competitors, such as BioTelemetry, Inc. (now part of Royal Philips), Preventice Solutions, Inc. (now part of Boston Scientific, Inc.), and Bardy Diagnostics, Inc. (now part of Baxter International, Inc.) manufacture remote cardiac monitoring devices and also offer monitoring services. These companies have also developed other patch-based cardiac monitors that have received FDA and foreign regulatory clearances. There are also several small start-up companies trying to compete in the patch-based cardiac monitoring space, as well as several entering the patch-based cardiac monitoring market.
We have also seen a trend in the market for large medical device companies to acquire, invest in, or form alliances with these smaller companies in order to diversify their product offerings and participate in the digital health space. Future competition could come from makers of wearable fitness products or large information technology companies focused on improving healthcare. For example, Apple, Fitbit and Samsung, among others, have added capabilities on their platforms to measure non-continuous ECG and to alert customers to the potential presence of irregular heartbeats suggestive of asymptomatic Afib. These competitors and potential competitors may introduce new products and services that more directly compete with our iRhythm Services and related devices.
Billing for our iRhythm Services is complex and highly regulated, and we must dedicate substantial time and resources to the billing process. Failure to comply with legal, regulatory, or contractual requirements applicable to our billing and collection activities could subject us to penalties, and adversely affect our reputation, business and results of operations.
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
Several factors make the billing and collection process uncertain, including differences between the submitted claim price for our iRhythm Services and the reimbursement rates of payors; compliance with complex federal and state regulations related to billing the Medicare and Medicaid programs and collecting co-payments, co-insurance, and deductible amounts from patients and other guarantors; the effect of patient co-payments, co-insurance, and deductible amounts, which may vary depending on the timing of the claim relative to the insured’s annual policy year; differences in coverage policies, criteria, and billing requirements among payors; and incorrect or missing patient history, indications, or billing information and delays in verifying and resolving the same. We also face risk in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles, which could adversely affect our business, financial condition, and results of operations. We may also be adversely affected by the growth in patient responsibility accounts, as a result of increases in the adoption of plan structures, due to evolving health care policy and insurance landscapes, that shift greater responsibility for care to individuals through greater exclusions, prior authorizations, and co-payment and deductible amounts.
Additionally, our billing activities require us to implement compliance procedures and oversight, train and monitor our employees, subcontractors, and agents, and undertake internal review procedures to evaluate compliance with applicable laws, regulations, and internal policies. These activities require a tremendous dedication of resources and, as a result, we have engaged third-party vendors to undertake certain components of our billing and collections operations. While common in the healthcare industry, the outsourcing of billing and collections activities to third-party vendors requires diligent monitoring and oversight to ensure the completeness, accuracy, and propriety of the claims submitted to federal healthcare programs and other third-party commercial payors for our iRhythm Services. We may be held responsible by our regulators or payors for any acts, errors, or omissions by the third-party vendors engaged to perform billing and collections activities on our behalf.
The complexities we face related to billing for our iRhythm Services, and the related uncertainty in obtaining payment for our iRhythm Services, could negatively affect our revenue and cash flow, our ability to achieve profitability, and the consistency and comparability of our results of operations.

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

We are subject to extensive compliance requirements for the quality, design, safety, performance, and post-market surveillance of the medical devices we manufacture for use in our iRhythm Services, and for vigilance on complaint-handling, escalation, assessment, and reporting of adverse events and malfunctions. A wide range of quality, risk, regulatory, or safety matters could trigger enforcement action by regulatory authorities, the need for a recall, a hold on the distribution of the marketed product, or other corrective actions to marketed product, and such matters have the potential to escalate to judicial actions that involve the DOJ.
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
•Our receipt of 483 observations following July 2024 FDA inspections of our Cypress and San Francisco FDA-registered facilities centered on complaint handling and medical device reporting, risk analysis regarding the involvement of the technicians to prepare the Zio ECG reports, the corrective and preventive action process, process controls and statistical techniques. We timely submitted our initial responses regarding 483 observations to FDA and have also submitted supplemental information. In these responses, we committed to a number of follow-up actions and we continue to work with FDA to resolve the issues identified.
Executing on our follow-up actions, commitments to FDA, and remediation activities have and continue to require significant time, attention, and resources that might otherwise be applied to future product development activities and initiatives, and could result in delays or changes to these plans. Our commitments will also require a high degree of attention to design strategy and compliance going forward.
In addition, although we continue to fully cooperate and are in dialogue with FDA, there are ongoing enforcement risks, including escalation of further action by FDA, that remain given the inspection and enforcement activities of FDA over the past few years. FDA may determine that our remediation efforts to date or our responses to the 2024 483 observations are insufficient or unsatisfactory. FDA could issue another warning letter, issue a consent decree in collaboration with the DOJ, and/or require recall or cessation of marketing and shipping our Zio device.
We cannot give any assurances that FDA will be satisfied with our response, the actions taken to resolve the concerns raised in the warning letter or the more recent 483 observations, or the expected date for the resolution of such matters by FDA. Until these issues are resolved to FDA’s satisfaction, additional legal or regulatory action may be taken with or without further notice. The warning letter and the 483 observations are publicly available on FDA’s website and have been the subject of a high degree of media and industry attention, which subjects us to additional scrutiny.
If we are unable to successfully execute and maintain follow-up actions consistent with our commitments to FDA, or if FDA determines that our follow-up commitments are insufficient or were not completed with sufficient promptness, we may face a greater risk of potential escalation, which could involve issuance of additional warning letters, or there is a possibility that FDA could initiate consent decree discussions. This may pose a considerable expense, divert management’s attention, and have a potentially negative impact on the public’s perception of us, all of which could negatively impact our financial position and results of operations. Further, should we be found out of compliance with any applicable laws, regulations, or programs, depending on the nature of the findings, our business, our financial position, and our results of operations could be negatively impacted.

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
Our Zio Systems and iRhythm Services are not intended to be prescribed or ordered for use as an emergency system. They are not intended for critical care patients or patients suspected of life-threatening arrhythmias who require inpatient or emergency ECG monitoring. Given the nature of arrhythmias and the patient population for which our iRhythm Services are ordered by physicians, in which there may be several health conditions present, there are instances in which a patient may experience a medical event during the wear period of a Zio System. In some cases, it may be medically and logistically challenging to obtain information sufficient to definitively determine all contributing factors to an event. In some instances, we may receive initial reports of complaints from the qualified cardiac technicians or through our customer service representatives. The initial reports of these non-physicians are likely to contain information that requires verification and further investigation.
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
If we are unable to keep up with demand for our iRhythm Services, our revenue could be impaired, market acceptance for our iRhythm Services could be harmed, and physicians may instead order our competitors’ services.
As demand for our iRhythm Services increases, we may encounter production or service delays or shortfalls. Such production or service delays or shortfalls may be caused by many factors, including the following:
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
•the extent to which we become dependent upon others for the manufacture of our Zio Systems which could adversely affect our future profit margins and our ability to market our iRhythm Services;
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
•to increase our manufacturing output significantly and scale our services, we will have to attract and retain qualified employees for our operations; and
•in response to unexpectedly rapid growth of our business, clinical operations capacity may not meet demand while new resources are being recruited and trained, which could negatively impact our volume capacity for our iRhythm Services.

If we were unable to successfully manufacture our Zio Systems in sufficient quantities, or to maintain sufficient capacity to provide our iRhythm Services, it would materially harm our business.
We depend on third-party vendors for the supply and manufacture of certain components of our Zio Systems, as well as for other aspects of our operations.
We rely on third-party vendors for components and sub-assemblies used in our Zio Systems and in connection with certain logistical aspects of our iRhythm Services. Our reliance on third-party vendors subjects us to a number of risks, including:
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
Any significant delay or interruption in the supply of components or sub-assemblies, or our inability to obtain substitute components, sub-assemblies, or materials from alternate sources at acceptable prices and in a timely manner, could impair our ability to meet the demand for our iRhythm Services, significantly affect our future revenue, and harm our relations and reputation with physicians, hospitals, clinics, and patients.
We also rely on certain third-party vendors in connection with the analysis we perform to create diagnostic reports for our iRhythm Services, which is dependent upon a recording made by each Zio System. For long-term continuous monitoring utilizing our Zio XT System, for example, requires the physical return of the Zio XT patch to one of our clinical centers and we predominantly rely on the U.S. Postal Service (“USPS”) to perform this delivery service. Delivery of the Zio XT patch to one of our clinical centers may be subject to disruption to the USPS delivery infrastructure. Further, for the MCT monitoring services utilizing our Zio AT System, we rely on the provision of cellular communication services for the timely transmission of patient information and reportable events. The reliability of the electronic communication and cloud services required for these operations are subject to natural disasters, labor disruptions, human error, and infrastructure failure. Any of these disruptions may render it difficult or temporarily impossible for us to provide some or all our iRhythm Services and bill for those services, adversely affecting our operating results, causing significant distraction for management, and negatively impacting our business reputation. We also expect that our reliance on third-party vendors will increase as our business grows, exposing us to increased harm if such disruptions occur.

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
The market for medical devices, including the remote cardiac monitoring segment, is competitive, dynamic, and marked by rapid and substantial technological development and product innovation. While there are barriers that would challenge new entrants or existing competitors from developing products that compete directly with the devices used in our iRhythm Services, these barriers can be overcome. Demand for our iRhythm Services and future related devices or services could be diminished by equivalent or superior products and technologies offered by competitors. If we are unable to innovate successfully, our services and related devices could become obsolete and our revenue would decline as our customers prescribe or purchase our competitors’ services.
In order to remain competitive, we must continue to develop new product offerings and enhancements to our iRhythm Services. We can provide no assurance that we will be successful in fully recognizing the strategic value of our ECG database, expanding the indications for our iRhythm Services, developing new services and related devices, or commercializing them in ways that achieve market acceptance. In addition, if we develop new services, sales of those services may reduce revenue generated from our existing services. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop new services and related devices, applications, or features, or improve our algorithms due to constraints, such as insufficient cash resources, high employee turnover, inability to hire personnel with sufficient technical skills, inability or delay to obtain FDA marketing authorization or regulatory clearances in the EU and the UK, or a lack of other research and development resources, we may not be able to maintain our competitive position compared to other companies. Furthermore, many of our competitors devote a considerably greater amount of funds to their research and development programs than we do, and those that do not may be acquired by larger companies that would allocate greater resources to research and development programs. Our failure or inability to devote adequate research and development resources or compete effectively with the research and development programs of our competitors could harm our business.

We have entered into in the past, and may explore or enter into in the future, development or collaboration agreements with third parties. These development and collaboration agreements may not result in the development of commercially viable devices or the generation of significant future revenues.
We have entered into a development and collaboration agreement in the past to develop certain next-generation Afib screening, detection, or monitoring devices to enhance our iRhythm Services, which could involve combining our technology platforms and capabilities with those of a third party, and we intend to enter into similar development and collaboration agreements with third parties in the future. The success of our collaboration with third parties is highly dependent on the efforts provided to the collaboration by such third parties and us and the skill sets of our respective employees. Support of these efforts requires significant resources, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Product testing, market research, and related activities may result in a delay to any device launch and additional expense associated with any commercialization efforts. Even if and when launched, the developed devices may also not be accepted in the marketplace, and there is no assurance that adequate coverage or reimbursement would be available, or that an alternative payment model can be developed.
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
We generally intend to continue assessing the potential pathways for expanding indications and use cases for our iRhythm Services, and developing potential new products and services, for patient populations with unmet needs in the remote cardiac monitoring market and adjacent markets. We intend to continue to invest in research and development efforts to further differentiate our biosensor, data analytics and reporting, information system, and digital platform and we may explore or enter into development or collaboration agreements with third parties to further these efforts. We cannot predict whether such efforts will be viable from a regulatory and commercial standpoint, and development or collaboration agreements may not result in the development of commercially viable products or services or the generation of significant future revenues. For example, enforcement action such as that conveyed through the FDA warning letter we received in 2023, as well as other digital health industry regulatory developments, may also impact the availability or viability of potential opportunities.
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
•obtaining and sustaining regulatory approvals, certifications, and regulatory compliance where required for the sale of our iRhythm Services in various countries or regions;
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

•limits on our ability to penetrate international markets if we are required to process our iRhythm Services locally;
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
We have experienced rapid growth in our headcount and in our operations. Any growth that we experience in the future will provide challenges to our organization, requiring us to expand our sales personnel, manufacturing, clinical, customer care, and billing operations and general and administrative infrastructure. In addition to the need to scale our operational and service capacity, future growth will impose significant added responsibilities on management, including the need to identify, recruit, train, and integrate additional employees. Rapid expansion in personnel could impact our capacity to manufacture our Zio patches, market, sell, and support our iRhythm Services, and analyze the data to produce Zio reports, which could result in inefficiencies and unanticipated costs, impacts to our iRhythm Services, including our Zio patches, and disruptions to our service operations. Additionally, rapid expansion could require us to rely on overtime to increase capacity that could, in turn, result in greater employee attrition and/or a loss in productivity during the process of recruiting and training additional resources and add to our operating expenses. Further, a move toward automation to address, for example, staffing or scalability needs, could result in unintended consequences, such as increased scrap rate negatively impacting profitability.
As we seek to gain greater efficiency, we may look for ways to expand the automated portion of our iRhythm Services and require productivity improvements from our qualified cardiac technicians, within the framework of our wide-ranging regulatory obligations. Such improvements could impact the content of our Zio reports. In addition, rapid and significant growth may strain our administrative and operational infrastructure. Our ability to manage our business and growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.
Failure to receive the Zio System patches used for the provision of the iRhythm Services we provide may result in a loss of capital as well as revenue where the receipt of returned devices and processing of data retrieved from returned devices is required to provide our iRhythm Services.
Our Zio System patches and gateways are provided to patients either (1) during in-office visits with a healthcare provider or (2) remotely via at-home hookup. We have also seen hybrid situations where accounts, in response to staffing shortages, provide in-clinic Zio device packages to patients for application at home. Although in all three scenarios there is the potential that a patient will not return the device(s) at the conclusion of the wear period, home hookups historically result in a higher likelihood that the patient will fail to return his or her device, which negatively impacts our financial condition when we are unable to provide the iRhythm Services. For example, when the patient returns the Zio Monitor patch to us at the end of the patient wear period, we provide the Zio Monitor services, which include the end of service report based on the data stored on the Zio Monitor patch, after which we submit a claim to the relevant payor or to the patient for the services rendered. If a patient fails to return a device, we experience financial losses, which include the cost of the device as well as the loss of potential revenue for the service that is contingent on the returned device for the submission of the associated claim.

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
In addition, we will likely face risks, uncertainties, and disruptions associated with the integration process, including difficulties in the integration of the operations and services of any acquired company, integration of acquired technology with our iRhythm Services, including our Zio Systems, diversion of our management’s attention from other business concerns, the potential loss of key employees or suppliers of the acquired businesses, and impairment charges if future acquisitions are not as successful as we originally anticipated. If we fail to successfully integrate other companies, products, or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity or equity-linked securities to pay for any future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. In addition, our operating results may suffer because of acquisition-related costs, amortization expenses, investment required to address risks associated with the acquisition, or charges relating to acquired intangible assets.
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

These laws are broad in scope and available exceptions and exemptions are narrow; it is possible that some of our activities could be subject to challenge under one or more of such laws. Any action brought against us for violations of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal FCA including mandatory treble damages and significant per-claim penalties. If the government decides to intervene and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. For violations assessed after July 3, 2025, the minimum FCA penalty increased from $13,946 to $14,308 per claim and the maximum penalty increased from $27,894 to $28,619 per claim. In addition, FCA lawsuits may expose defendants to follow-on claims by private payers based on fraudulent marketing practices. Recent growth in FCA litigation has increased the risk that companies will have to defend a false claim action, and pay settlements, fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and/or be excluded from Medicare or other federal and state healthcare programs. For example, our industry has experienced recent FCA enforcement, including a December 2023 settlement by BioTelemetry, Inc. and its subsidiary LifeWatch Services Inc. involving allegations that these companies submitted claims to federal programs for a higher level of remote cardiac monitoring than physicians had intended to order or that was medically necessary, thus inflating the level of reimbursement paid, which highlights the importance of compliance with the rules and regulations governing claims submitted to federal healthcare programs.
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
Changes in applicable laws or regulations or the interpretation or enforcement policies of regulators governing our IDTFs and iRhythm Services may constrain or require us to restructure our operations or adapt certain business strategies which may harm our revenue and operating results.
Healthcare laws and regulations, and interpretations of the same, change frequently and may change significantly in the future. We may not be able to adapt our operations to address every new regulation or interpretation, and new regulations or interpretations may adversely affect our business. There remains general uncertainty regarding future government activities. The new presidential administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new diagnostic products or services. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the new federal administration, there could be a material adverse effect on us and our business. We also cannot assure that a review of our business by courts or regulatory authorities would not result in a determination that adversely affects our revenue and operating results.

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
Our business relies on orders from licensed healthcare providers, and the continuing clinical acceptance and adoption of our iRhythm Services depends upon strong working relationships with healthcare providers, including physicians. These relationships, interactions, and arrangements are subject to a high degree of scrutiny by government regulators and enforcement bodies.
As a CMS-enrolled IDTF, we may only provide our iRhythm Services upon receipt of a valid order from a licensed healthcare provider for use in the diagnosis and treatment of a patient’s medical condition. Accordingly, our revenue and the success of our business rely on the continued clinical acceptance and adoption of our iRhythm Services by healthcare providers whose patients require remote cardiac monitoring services. In addition to continuing to demonstrate the clinical value of our iRhythm Services, we also must support widespread clinical acceptance and adoption of our iRhythm Services by maintaining strong working relationships with these healthcare providers, including physicians. However, as we work to establish and maintain these relationships, we face significant scrutiny of these relationships, interactions, and arrangements by government regulators and enforcement agencies. Failure to structure and maintain these relationships, interactions, and arrangements in compliance with applicable laws and regulations, including those targeted at fraud and abuse like the federal Anti-Kickback Statute and the FCA, could expose us to significant legal and financial repercussions, including government civil and criminal investigations, civil monetary penalties, criminal penalties, and/or exclusion from federal healthcare programs.
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
For example, certain of our physicians may order the iRhythm Services for patients who are under 18, which is outside the cleared indications for use. While we do not intend for any personnel to promote our devices for pediatric use and we have policies addressing appropriate responses to unsolicited requests for information about pediatric use, our approach may be subject to ongoing scrutiny from FDA.
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

Regarding patients for whom we have received a valid order for our iRhythm Services, we may send or make text messages, emails, phone calls, and other communications for various informational, business purposes, including to confirm accurate demographic and payor information or to assist a patient via a home hookup. Communication-related laws require consent prior to certain communications and provide a specified monetary damage award or fine for each violation which could result in particularly significant damage awards or fines. For example, under the Telephone Consumer Protection Act (“TCPA”), plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. In the wake of a 2021 decision by the U.S. Supreme Court that limited the applicability of the TCPA, several states have enacted or introduced legislation that would regulate text messages and certain telephone calls to individuals. We may be subject to lawsuits (including class-action lawsuits) containing allegations that our business violated the TCPA or other communications laws. These lawsuits may seek damages (including statutory damages) and injunctive relief, among other remedies. A determination that there have been violations of the TCPA or other statutes regulating communications with patients could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.
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
Our revenue and operating results may fluctuate significantly from quarter to quarter as a result of a variety of factors, a number of which are outside our control, and may therefore not fully reflect the underlying performance of our business. Such factors may include, for example, seasonal variations in prescription rates. We typically experience reduced revenue during the third quarter, as well as during the year-end holiday season. We believe this is the result of physicians and patients taking vacations, and patients electing to delay our monitoring services during the summer months and holidays. We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied on as an indication of our future performance. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the trading price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include:
•our inability to manufacture an adequate supply of our Zio Systems to support demand for our iRhythm Services at appropriate quality levels and acceptable costs;
•possible delays in our research and development programs or in the completion of any third-party clinical trials relating to our iRhythm Services;
•a lack of acceptance of our iRhythm Services, including our Zio Systems, by physicians and potential patients;
•the inability of patients to receive reimbursements from third-party payors;
•the purchasing patterns of physicians and patients, including as a result of seasonality;
•failures to comply with regulatory requirements, which could lead to withdrawal of our iRhythm Services, including our Zio Systems, from the market;
•our failure to continue the commercialization of our iRhythm Services;
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
Further, we recognize a portion of our revenue from non-contracted third-party commercial payors. For example, during the three and six months ended June 30, 2025, revenue from non-contracted third-party commercial payors accounted for approximately 7% of our total revenue. We have limited visibility as to when we will receive payment for our iRhythm Services with non-contracted payors and we or our third party billing vendors must appeal any negative payment decisions, which often delays collections further. Additionally, a portion of the revenue from non-contracted payors is received from patient co-pays, which we may not receive for several months following delivery of service or may not receive at all. For revenue related to non-contracted payors, we estimate an average collection rate based on factors including historical cash collections. Subsequent adjustments, if applicable, are recorded as an adjustment to revenue. Fluctuations in revenue may make it difficult for us, research analysts, and investors to accurately forecast our revenue and operating results or to assess our actual performance. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.
We have a history of operating losses and may not achieve or sustain profitability in the future.
We have incurred net losses since our inception in September 2006. We generated net losses of $14.2 million and $20.1 million during the three months ended June 30, 2025, and 2024, respectively, and a net loss of $44.9 million and $65.8 million during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $803.8 million. We have financed our operations to date primarily through private and public offerings of equity securities and revenue generated by prescriptions of our iRhythm Services. We have and expect to continue to incur significant research and development, sales and marketing, regulatory, and other expenses as we expand our marketing efforts to increase the prescription of our iRhythm Services, expand existing relationships with physicians, obtain regulatory clearances or approvals for our current or future services and related devices, conduct clinical trials on our existing and future services, and develop new services or add new features to our existing iRhythm Services. We also expect that our general and administrative expenses will continue to increase due to, among other things, the operational and regulatory burdens applicable to medical service providers that are public companies. As a result, we expect to continue to incur operating losses in the future. These losses, among other things, may have an adverse effect on our stockholders’ equity and the value of our common stock.

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
•the revenue generated by our iRhythm Services;
•the costs, timing, and risks of delay of additional regulatory approvals;
•the expenses we incur in manufacturing, developing, selling, and marketing our iRhythm Services;
•our ability to scale our manufacturing operations to meet demand for the Zio Systems used in our current and any future iRhythm Services or other offerings;
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
If adequate funds are not available, we may not be able to commercialize our iRhythm Services at the rate we desire and/or we may have to delay the development or commercialization of our iRhythm Services or license to third parties the rights to commercialize services or technologies that we would otherwise seek to commercialize. We also may have to reduce sales, marketing, customer support, or other resources devoted to our iRhythm Services. Any of these factors could harm our business and financial condition.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability.
Our ability to use our net operating losses (“NOLs”) to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state law provisions, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. Sections 382 and 383 of the Code place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. We could experience an ownership change that might limit our use of NOLs and tax credits in the future. In addition, realization of deferred tax assets, including NOL carryforwards, depends upon our future earnings in the applicable tax jurisdictions. If we have insufficient future taxable income in the applicable tax jurisdiction for any reason, including as a result of any future corporate reorganization or restructuring activities, we may be limited in our ability to utilize some or all of our net operating losses to offset such income and reduce our tax liability in that jurisdiction. See Note 9, Income Taxes, to the consolidated financial statements included herein for additional information.
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
We are involved in legal proceedings related to securities litigation, patent litigation and other matters and may become involved in other legal proceedings that arise from time to time in the future. For example, as discussed further in Note 7, Commitments and Contingencies, to our unaudited consolidated financial statements included herein, a putative securities class action lawsuit has been filed against us and certain of our current officers or former officers alleging violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, and two patent lawsuits have been filed against us by companies affiliated with Baxter International.
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
In addition, healthcare companies are subject to numerous investigations and inquiries by various governmental agencies. For example, as discussed further in Note 7, Commitments and Contingencies, to the consolidated financial statements included herein, in March 2021, we received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California requesting information related to communications with FDA and our Zio Systems, and, in September 2021, received a subpoena requesting additional information. On April 4, 2023, we received a Subpoena Duces Tecum from the Consumer Protection Branch, Civil Division of the DOJ, requesting production of various documents regarding our products and services. In addition, on May 25, 2023, we received a warning letter from FDA, which resulted from the inspection of our facility located in Cypress, California that concluded in August 2022. The warning letter alleges non-conformities to regulations for medical devices, including medical device reporting requirements, relating to our Zio AT System and medical device quality system requirements. On July 15, 2024, FDA initiated inspections of our Cypress and San Francisco facilities. We received 483 observations at the close of the inspection. We have cooperated fully in connection with these matters. Any future investigations of our executives, our managers, or our company could result in significant liabilities or penalties to us, as well as adverse publicity. Even if we are found to have complied with applicable law, the investigation or litigation may pose a considerable expense and would divert management’s attention, and have a potentially negative impact on the public’s perception of us, all of which could negatively impact our financial position and results of operations. Further, should we be found out of compliance with any of these laws, regulations, or programs, depending on the nature of the findings, our business, our financial position, and our results of operations could be negatively impacted.
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
As a public company, we are subject to laws and regulations relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations implemented by the SEC, and The Nasdaq Global Select Market listing rules. Compliance with these laws and regulations, including new laws and regulations or revisions to existing laws and regulations, has required and will continue to require, substantial management time and oversight and the incurrence of significant accounting and legal costs. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
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
For example,under the TCJA, as amended by the One Big Beautiful Bill Act (“OBBBA”), for tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize certain research and development expenditures over fifteen years if incurred in foreign jurisdictions. For tax years beginning after December 31, 2021, and beginning on or before December 31, 2024, taxpayers generally were required to capitalize and amortize certain research and development expenditures over five years if incurred in the United States; however, beginning after that period, the OBBBA restored immediate deductibility of research and development expenditures incurred in the United States and also permits certain small business taxpayers to apply these changes retroactively to tax years beginning after December 31, 2021. In addition, we have a presence in the UK, as well as sales in the UK, such that any changes in tax laws in the UK will impact our business. The overall impact of these changes is uncertain, and our business and financial condition could be adversely affected.
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
We rely on a combination of patents, copyrights, trademarks, trade secret laws, confidentiality and invention assignment agreements with employees and third parties, unfair competition, and other related laws to protect our intellectual property rights. Our patents and patent applications are directed to covering key aspects of the design, manufacture, and use of our iRhythm Services, including our Zio Systems.
Third parties may assert infringement or misappropriation claims against us with respect to our current or future iRhythm Services, including our Zio Systems. We are aware of numerous patents issued to third parties that may relate to aspects of our business, including the design and manufacture of the Zio Systems used in connection with our iRhythm Services. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Our competitors may assert that our Zio Systems or the methods we employ to deliver our iRhythm Services are covered by U.S. or foreign patents held by them and we may be required to settle such allegations in the future. This risk is exacerbated by the fact that there are numerous issued patents and pending patent applications relating to remote cardiac monitoring services and the associated devices granted to third parties. There may be existing patents or patent applications now pending by third parties of which we are unaware that may later result in issued patents that our iRhythm Services, including our Zio Systems, inadvertently infringe. As the number of competitors in the remote cardiac monitoring market grows, the possibility of patent infringement by us or a patent infringement claim against us increases. If we are unable to successfully defend any such claims as they may arise or enter into or extend settlement and license agreements on acceptable terms or at all, our business operations may be harmed.
Any infringement or misappropriation claim could cause us to incur significant costs, place significant strain on our financial resources, divert management’s attention from our business, and harm our reputation. In addition, if the relevant patents are upheld as valid and enforceable and we are found to infringe such patents, we could be prohibited from using any portion of our iRhythm Services, including our Zio Systems, that is found to infringe such patent unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain a license on terms acceptable to us, if at all, and we may not be able to redesign our iRhythm Services, including our Zio Systems, to avoid infringement. We may be unable to maintain or renew licenses on terms acceptable to us, if at all, and we may be prohibited from selling any portion of our iRhythm Services, including our Zio Systems, that required the technology covered by the relevant licensed patents. Although patent and intellectual property disputes in the healthcare and medical devices area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and would likely include ongoing royalties. Even if we are able to redesign our iRhythm Services, including our Zio Systems, to avoid an infringement claim, we may not receive FDA approval for such changes in a timely manner or at all.

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
Determining how protected health information may be used, shared, or processed in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. Both foreign and U.S. legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; and/or it could adversely affect our business, financial condition, results of operations and prospects.
Risks Related to Our Common Stock
If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over the analysts, or the content and opinions included in their reports. If any of the analysts who cover us issues an adverse or misleading opinion regarding us, our business model, our intellectual property, or our stock performance, or if any third-party preclinical studies and clinical trials involving our iRhythm Services or our results of operations fail to meet the expectations of analysts, our stock price would likely decline. If one or more of such analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause a decline in our stock price or trading volume.

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
Our operations and performance may vary based on worldwide economic and political conditions, which have been adversely impacted by continued global economic uncertainty, political instability, and military hostilities in multiple geographies, including ongoing geopolitical conflicts such as the war in Ukraine and conflict in the Middle East, domestic and global inflationary trends, interest rate volatility, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, potential instability in the global banking system, global supply shortages, and a tightening labor market. A severe or prolonged economic downturn or period of global political instability could drive hospitals and other healthcare professionals to tighten budgets and curtail spending, which could in turn negatively impact rates at which physicians prescribe our iRhythm Services. In addition, higher unemployment rates or reductions in employer-provided benefits plans could result in fewer commercially insured patients, resulting in a reduction in our margins and impairing the ability of uninsured patients to make timely payments. A weak or declining economy could also strain our suppliers, possibly resulting in supply delays and disruptions. There is also a risk that one or more of our current service providers, suppliers, or other partners may not survive such difficult economic times, which could directly affect our ability to attain our goals on schedule and on budget. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. We cannot predict the timing, strength, or duration of an economic downturn, instability, or recovery, whether worldwide, in the United States, or within our industry.
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

Further, climate-related events, including the increasing frequency of extreme weather events, natural disasters, or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, cyberattack, or telecommunications failure, we may be unable to continue our operations and may endure system and service interruptions, reputational harm, delays in development of our Zio Systems and iRhythm Services, breaches of data security, and loss of critical data, all of which could cause us to experience higher attrition, losses, and additional costs to maintain or resume operations, or otherwise have an adverse effect on our business and operating results. Further, we do not maintain insurance sufficient to compensate us for the potentially significant losses that could result from disruptions to our services. Additionally, all the aforementioned risks may be further increased if our or our partners’ disaster recovery plans are inadequate.
Environmental, social, and corporate governance (“ESG”) regulations, policies, and provisions may make our supply chain more complex and may adversely affect our relationships with customers.
There is an increasing focus from certain investors, physicians, patients, employees, and other stakeholders concerning corporate citizenship and sustainability matters and the governance of environmental and social risks. An increasing number of participants in the medical services industry are joining voluntary ESG groups or organizations, such as the Responsible Business Alliance. These ESG provisions and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given our reliance on our supply chain and the outsourced manufacturing of certain components and sub-assemblies of the Zio Systems used with our iRhythm Services.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Use of Proceeds
     None.
Issuer Purchases of Equity Securities
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Trading Plans
During the three months ended June 30, 2025, the following Section 16 officers and directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act) intended to satisfy the affirmative defense of Rule 10b5- 1(c):

Name	Title	Action	Action Date	Aggregate Number of Shares to be Sold	Expiration date(1)
Abhijit Talwalkar	Director	Adoption	May 12, 2025	24,230	May 12, 2027
Mark Rubash	Director(2)	Adoption	May 5, 2025	15,000	May 5, 2026
Quentin Blackford	President and Chief Executive Officer	Adoption	May 5, 2025	30,000	May 5, 2026
Sumi Shrishrimal	Executive Vice President, Chief Risk Officer	Adoption	May 23, 2025	653	May 23, 2026
Marc Rosenbaum	Senior Vice President, Chief Accounting Officer	Adoption	May 12, 2025	506	May 12, 2026
(1) Each trading arrangement permitted or permits transactions through and including the date listed in the table.
(2) Mr. Rubash resigned from the Board of Directors effective July 7, 2025.
Each of the Rule 10b5-1 trading arrangements disclosed in the above table was made in accordance with our insider trading policy, which requires a 90-day cooling off period before any transactions under the plan can be executed. Transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.
During the three months ended June 30, 2025, none of our Section 16 officers or directors adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).
ITEM 6.    EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of, and incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
3.1 [1]	Amended and Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-37918	3.1	August 1, 2024
10.4 [1]	Third Amendment to the Third Amended and Restated Loan and Security Agreement dated November 17, 2023, by and between the Registrant and Silicon Valley Bank	10-K	001-37918	10.8	February 22, 2024
10.6 [1]	First Amendment to Office Lease dated May 31, 2019 between the Registrant and Big Dog Holdings, LLC	10-K	001-37918	10.10	February 22, 2024
10.9+ [1]	2016 Equity Incentive Plan and related form agreements, as amended November 7, 2024	8-K	001-37918	10.1	November 11, 2024
10.13+ [1]	Executive Change in Control and Severance Policy, as amended	10-K	001-37918	10.2	February 22, 2024
10.22± [1]	Technology License Agreement dated August 30, 2024 between Registrant and BioIntelliSense, Inc.	10-Q	001-37918	10.1	October 30, 2024
31.1	Certification of Chief Executive Officer required by Securities Exchange Act Rules 13a-14(a) and 15d-14(a).					X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

1 These exhibits are presented to provide direct links in EDGAR. The exhibits were originally filed as noted in the Incorporated by Reference information listed above.
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

iRhythm Technologies, Inc.

Date: July 31, 2025	By:	/s/ Quentin Blackford
Quentin Blackford President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2025	By:	/s/ Daniel Wilson
Daniel Wilson Chief Financial Officer (Principal Financial Officer)