Form 10-Q
period 2025-09-30
iRhythm Technologies, Inc.
filed 2025-10-30
CIK 1388658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of October 23, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 32,219,143.

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
iii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30, 2025	December 31, 2024
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$255,605	$419,597
Marketable securities	309,608	115,956
Accounts receivable, net	76,157	79,941
Inventory	19,559	14,039
Prepaid expenses and other current assets	19,106	16,286
Total current assets	680,035	645,819
Property and equipment, net	149,316	125,092
Operating lease right-of-use assets	43,300	47,564
Restricted cash	8,358	8,358
Goodwill	862	862
Long-term strategic investments	68,091	61,902
Other assets	45,252	41,852
Total assets	$995,214	$931,449
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,278	$7,221
Accrued liabilities	117,882	84,900
Deferred revenue	4,224	2,932
Operating lease liabilities, current portion	16,526	15,867
Total current liabilities	146,910	110,920
Long-term senior convertible notes	648,753	646,443
Other noncurrent liabilities	9,926	8,579
Operating lease liabilities, noncurrent portion	67,732	74,599
Total liabilities	873,321	840,541
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000 shares authorized; none issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value – 100,000 shares authorized; 32,434 shares issued and 32,205 shares outstanding at September 30, 2025, respectively; and 31,621 shares issued and 31,392 shares outstanding at December 31, 2024, respectively	32	31
Additional paid-in capital	955,601	874,607
Accumulated other comprehensive income	285	165
Accumulated deficit	(809,025)	(758,895)
Treasury stock, at cost; 229 shares at September 30, 2025 and December 31, 2024	(25,000)	(25,000)
Total stockholders’ equity	121,893	90,908
Total liabilities and stockholders’ equity	$995,214	$931,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(unaudited)
Revenue, net	$192,884	$147,538	$538,248	$427,514
Cost of revenue	55,762	46,062	159,053	135,051
Gross profit	137,122	101,476	379,195	292,463
Operating expenses:
Research and development	21,033	15,694	63,564	52,378
Acquired in-process research and development	302	32,069	2,296	32,069
Selling, general and administrative	124,216	103,375	370,549	318,797
Impairment charges	—	641	2,479	641
Total operating expenses	145,551	151,779	438,888	403,885
Loss from operations	(8,429)	(50,303)	(59,693)	(111,422)
Interest and other income (expense), net:
Interest income	5,944	6,456	16,184	16,198
Interest expense	(3,281)	(3,329)	(9,832)	(9,501)
Loss on extinguishment of debt	—	—	—	(7,589)
Other income, net	578	1,182	3,717	772
Total interest and other income (expense), net	3,241	4,309	10,069	(120)
Loss before income taxes	(5,188)	(45,994)	(49,624)	(111,542)
Income tax provision	24	188	506	414
Net loss	$(5,212)	$(46,182)	$(50,130)	$(111,956)
Net loss per common share, basic and diluted	$(0.16)	$(1.48)	$(1.57)	$(3.59)
Weighted-average shares, basic and diluted	32,170	31,262	31,919	31,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(unaudited)
Net loss	$(5,212)	$(46,182)	$(50,130)	$(111,956)
Other comprehensive income (loss):
Net change in unrealized gain (loss) from marketable securities	208	13	144	(47)
Cumulative translation adjustment	103	(261)	(24)	93
Comprehensive loss	$(4,901)	$(46,430)	$(50,010)	$(111,910)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2025	2024
(unaudited)
Cash flows from operating activities
Net loss	$(50,130)	$(111,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,488	15,426
Stock-based compensation	67,177	59,970
Amortization of premium and accretion of discounts, net	(2,165)	(1,236)
Amortization of operating lease right-of-use assets	4,264	3,747
Amortization of debt discount	2,310	2,173
Change in fair value of strategic investments	(3,889)	(1,059)
Provision for credit losses and contractual allowances	80,161	52,737
Acquired in-process research and development	2,296	32,069
Loss on extinguishment of debt	—	7,589
Impairment charges	2,479	641
Other	962	217
Changes in operating assets and liabilities:
Accounts receivable	(76,377)	(68,680)
Inventory	(6,450)	(1,041)
Prepaid expenses and other current assets	(2,817)	8,165
Other assets	(3,425)	(614)
Accounts payable and accrued liabilities	29,689	(8,379)
Deferred revenue	1,292	(275)
Operating lease liabilities	(6,214)	(5,336)
Net cash provided by (used in) operating activities	54,651	(15,842)
Cash flows from investing activities
Purchases of property and equipment	(34,619)	(27,098)
Purchases of marketable securities	(340,539)	(2,426)
Maturities of marketable securities	149,200	98,700
Purchases of strategic investments	(2,300)	(55,000)
Purchases of acquired in-process research and development	—	(15,000)
Net cash used in investing activities	(228,258)	(824)
Cash flows from financing activities
Payment of SVB term loan and termination costs	—	(37,751)
Proceeds from Braidwell debt	—	75,000
Payments of issuance costs for Braidwell debt	—	(2,100)
Payment of Braidwell debt and termination costs	—	(78,660)
Proceeds from issuance of 2029 Notes	—	661,250
Payments of issuance costs for 2029 Notes	—	(17,424)
Purchases of capped call transactions	—	(72,407)
Purchase of treasury stock	—	(25,000)
Proceeds from issuance of common stock in connection with employee equity incentive plans	9,648	5,486
Net cash provided by financing activities	9,648	508,394
Effect of exchange rate changes	(33)	(8)
Net (decrease) increase in cash, cash equivalents and restricted cash	(163,992)	491,720
Cash, cash equivalents and restricted cash, beginning of period	427,955	36,173
Cash, cash equivalents and restricted cash, end of period	$263,963	$527,893

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$255,605	$519,535
Restricted cash	$8,358	$8,358
Total cash, cash equivalents and restricted cash	$263,963	$527,893
Supplemental disclosures of cash flow information:
Interest paid	$9,919	$6,389
Cash taxes paid	$936	$602
Cash paid for operating lease liabilities	$11,791	$11,283
Cash received from tenant improvement allowances	$745	$736
Non-cash investing and financing activities:
Property and equipment costs included in accounts payable and accrued liabilities	$3,677	$173
Capitalized stock-based compensation in property and equipment	$4,170	$5,530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
(unaudited)
Balances at December 31, 2024	31,392	$31	$874,607	$(758,895)	$165	$(25,000)	$90,908
Issuance of common stock in connection with employee equity incentive plans, net	523	1	1,728	—	—	—	1,729
Stock-based compensation	—	—	24,750	—	—	—	24,750
Net loss	—	—	—	(30,700)	—	—	(30,700)
Net change in unrealized gain on marketable securities	—	—	—	—	10	—	10
Cumulative translation adjustment	—	—	—	—	(32)	—	(32)
Balances at March 31, 2025	31,915	$32	$901,085	$(789,595)	$143	$(25,000)	$86,665
Issuance of common stock in connection with employee equity incentive plans, net	190	—	7,094	—	—	—	7,094
Stock-based compensation	—	—	24,288	—	—	—	24,288
Net loss	—	—	—	(14,218)	—	—	(14,218)
Net change in unrealized loss on marketable securities	—	—	—	—	(74)	—	(74)
Cumulative translation adjustment	—	—	—	—	(95)	—	(95)
Balances at June 30, 2025	32,105	$32	$932,467	$(803,813)	$(26)	$(25,000)	$103,660
Issuance of common stock in connection with employee equity incentive plans, net	100	—	825	—	—	—	825
Stock-based compensation	—	—	22,309	—	—	—	22,309
Net loss	—	—	—	(5,212)	—	—	(5,212)
Net change in unrealized gain on marketable securities	—	—	—	—	208	—	208
Cumulative translation adjustment	—	—	—	—	103	—	103
Balances at September 30, 2025	32,205	$32	$955,601	$(809,025)	$285	$(25,000)	$121,893

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
(unaudited)
Balances at December 31, 2023	30,954	$31	$855,784	$(645,606)	$(112)	$—	$210,097
Issuance of common stock in connection with employee equity incentive plans, net	372	—	604	—	—	—	604
Purchase of capped call transactions	—	—	(72,407)	—	—	—	(72,407)
Purchase of treasury stock	(229)	—	—	—	—	(25,000)	(25,000)
Stock-based compensation	—	—	22,640	—	—	—	22,640
Net loss	—	—	—	(45,667)	—	—	(45,667)
Net change in unrealized loss on marketable securities	—	—	—	—	(54)	—	(54)
Cumulative translation adjustment	—	—	—	—	77	—	77
Balances at March 31, 2024	31,097	$31	$806,621	$(691,273)	$(89)	$(25,000)	$90,290
Issuance of common stock in connection with employee equity incentive plans, net	113	—	4,734	—	—	—	4,734
Stock-based compensation	—	—	24,001	—	—	—	24,001
Net loss	—	—	—	(20,107)	—	—	(20,107)
Net change in unrealized loss on marketable securities	—	—	—	—	(6)	—	(6)
Cumulative translation adjustment	—	—	—	—	277	—	277
Balances at June 30, 2024	31,210	$31	$835,356	$(711,380)	$182	$(25,000)	$99,189
Issuance of common stock in connection with employee equity incentive plans, net	77	—	148	—	—	—	148
Stock-based compensation	—	—	18,859	—	—	—	18,859
Net loss	—	—	—	(46,182)	—	—	(46,182)
Net change in unrealized gain on marketable securities	—	—	—	—	13	—	13
Cumulative translation adjustment	—	—	—	—	(261)	—	(261)
Balances at September 30, 2024	31,287	$31	$854,363	$(757,562)	$(66)	$(25,000)	$71,766

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
Since first receiving clearance from the U.S. Food and Drug Administration (“FDA”) for the Company's technology in 2009, the Company has supported physician and patient use of its technology and provided ambulatory cardiac monitoring services from its Medicare-enrolled independent diagnostic testing facilities (“IDTFs”) and with its qualified technicians. The Company has provided the Zio ambulatory cardiac monitoring services, including long-term continuous monitoring (“LTCM”), short-term continuous monitoring, and mobile cardiac telemetry (“MCT”) monitoring services (collectively, the “iRhythm Services”), using a proprietary system that combines an FDA-cleared and CE-marked wire-free, patch-based, 14-day wearable biosensor that continuously records ECG data, with a proprietary FDA-cleared, CE-marked, Japan PDMA approved cloud-based data analytic software to help physicians monitor patients and diagnose arrhythmias (collectively, the “Zio System”). LTCM services (the “Zio LTCM Service”) and MCT services (the “Zio MCT Service”) are diagnostic medical procedures typically ordered by physicians for patients not suspected of having life-threatening arrhythmias, but who are suspected of having infrequent, difficult-to-detect, or asymptomatic arrhythmias.
The Company is headquartered in San Francisco, California, which also serves as a clinical center. The Company has additional clinical centers in Deerfield, Illinois and Houston, Texas, a manufacturing facility in Cypress, California and corporate office space in Solana Beach, California.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. As permitted under those rules, the condensed consolidated financial statements and related disclosures as of December 31, 2024, have been derived from the audited consolidated financial statements but do not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s unaudited condensed consolidated financial information. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other interim period or for any other future year.
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
Third-party payors globally are increasingly challenging the utilization and overall cost for medical products and services. The containment of healthcare costs has become a priority of governments on a global basis. Third-party payors may decline to cover and reimburse claims or portions of claims.

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
Significant Accounting Policies
During the nine months ended September 30, 2025, there were no changes to the Company’s significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
The following table summarizes customers' accounts receivable concentration representing 10% or more of the Company’s accounts receivable:

	Payor Type	September 30, 2025	December 31, 2024
CMS	Centers for Medicare and Medicaid	16%	15%
Customer A	Healthcare institutions	17%	<10%
Customer B	Contracted third-party payors	12%	13%
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets. The practical expedient assumes that current conditions as of the balance sheet will persist through the reasonable and supportable forecast period of eligible assets. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new standard may have on the Company's consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for software costs. The new guidance amends the existing standard that refers to various stages of a software development project to align better with the current software development methods, such as agile programming. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The ASU may be applied on either a prospective or a retrospective basis. The Company is currently evaluating the impact that the adoption of this new standard may have on the Company's consolidated financial statements and related disclosures.

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
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Disaggregated revenue by payor type and major service line for the three and nine months ended September 30, 2025, and 2024 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Contracted third-party payors	$99,014	51%	$77,257	53%	$280,535	52%	$228,284	54%
Centers for Medicare and Medicaid	47,564	25%	36,011	24%	130,157	24%	104,052	24%
Healthcare institutions	32,791	17%	23,461	16%	91,295	17%	65,269	15%
Non-contracted third-party payors	13,515	7%	10,809	7%	36,261	7%	29,909	7%
Total	$192,884		$147,538		$538,248		$427,514
Revenue generated from the United States comprised substantially all of the Company's revenue. No other country or customer, with the exception of CMS, comprised 10% or greater of the Company's revenue during the three and nine months ended September 30, 2025, and 2024.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
The following table presents the changes in the provision for credit losses (in thousands):

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024	Nine Months Ended September 30, 2024
Balance, beginning of period	$16,248	$20,289	$20,289
Add: Provision for credit losses	24,843	22,583	16,242
Less: Write-offs	(25,459)	(26,624)	(14,040)
Balance, end of period	$15,632	$16,248	$22,491
The following table presents the changes in the contractual allowance (in thousands):

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024	Nine Months Ended September 30, 2024
Balance, beginning of period	$50,961	$52,689	$52,689
Add: Provision for contractual adjustments	55,318	50,880	36,495
Less: Contractual adjustments	(49,405)	(52,608)	(31,984)
Balance, end of period	$56,874	$50,961	$57,200
Contract Liabilities
ASC 606, Revenue from Contracts with Customers, requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).
Certain of the Company’s customers pay the Company directly for the Zio LTCM Service upon patient registration or shipment of devices. Such advance payments are recognized as deferred revenue and are recorded as revenue when Zio reports are delivered to the healthcare provider. During the nine months ended September 30, 2025, and 2024, $2.9 million and $3.1 million related to the contract liability balance at the beginning of 2025 and 2024 was recognized as revenue, respectively. The deferred revenue liability was $4.2 million and $2.9 million as of September 30, 2025, and December 31, 2024, respectively.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
4. CASH EQUIVALENTS AND MARKETABLE SECURITIES
The fair value of cash equivalents and marketable securities as of September 30, 2025, and December 31, 2024, were as follows (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$142,475	$—	$—	$142,475
U.S. government securities	329,419	185	(6)	329,598
Total cash equivalents and marketable securities	$471,894	$185	$(6)	$472,073
Classified as:
Cash equivalents				$162,465
Marketable securities				309,608
Total cash equivalents and marketable securities				$472,073

	December 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$40,654	$—	$—	$40,654
U.S. government securities	276,467	57	—	276,524
Total cash equivalents and marketable securities	$317,121	$57	$—	$317,178
Classified as:
Cash equivalents				$201,222
Marketable securities				115,956
Total cash equivalents and marketable securities				$317,178

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
The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.
The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$142,475	$—	$—	$142,475
U.S. government securities	—	329,598	—	329,598
Strategic investments	—	—	68,091	68,091
Total	$142,475	$329,598	$68,091	$540,164
Liabilities
Contingent consideration	—	—	19,667	19,667
Total	$—	$—	$19,667	$19,667

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$40,654	$—	$—	$40,654
U.S. government securities	—	276,524	—	276,524
Strategic investments	—	—	61,902	61,902
Total	$40,654	$276,524	$61,902	$379,080
Liabilities
Contingent consideration	—	—	17,371	17,371
Total	$—	$—	$17,371	$17,371

Fair Value of Strategic Investments
The Company holds strategic investments upon which it measures the fair value on a recurring basis. The carrying value of these investments are $68.1 million and $61.9 million as of September 30, 2025, and December 31, 2024, respectively.
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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
The aggregate fair value of the BioIS strategic loan investments is $60.2 million and $56.4 million as of September 30, 2025, and December 31, 2024, respectively. In accordance with ASC 820, Fair Value Measurement, the Company elected to apply the fair value option to these strategic loan investments, with changes in fair value reported within other income (expense), net in the Company's unaudited condensed consolidated statements of operations at each reporting period. During the nine months ended September 30, 2025, and the year ended December 31, 2024, the Company increased the fair value of the strategic loan investments by $3.8 million and $1.4 million, respectively. The fair value of the loan investments in BioIS is determined by using a probability-weighted expected return model (“PWERM”) and a discounted cash flow valuation model with scenarios that correspond to the contractual settlement events. The determination of fair value involves significant assumptions such as discount rates, volatility rates, and expected years. These unobservable inputs represent a Level 3 measurement, as they are supported by little or no market activity and reflect the Company's own assumptions in measuring fair value.
In June 2025, BioIS achieved the first of two regulatory milestones. As of September 30, 2025, BioIS and the Company are in the process of completing all required contractual conditions in order to cancel $10.0 million in strategic loan investments plus accrued and unpaid interest. Refer to Note 7, Commitments and Contingencies for further discussion.
The following table sets forth the recurring Level 3 fair value measurements of the loan investment including the significant unobservable inputs:

	September 30, 2025	December 31, 2024
Discount rate	12.0%	12.0%
Equity volatility	70.0%	67.0%
Expected years (range)	2025 - 2029	2025 - 2029
During the three months ended September 30, 2025, the Company made a $2.3 million strategic loan investment in a separate privately-held company. The fair value of the strategic loan investment was $2.3 million as of September 30, 2025.
During the year ended December 31, 2024, the Company made a $2.0 million strategic loan investment in a separate privately-held company. The fair value of the strategic loan investment is $2.1 million and $2.0 million as of September 30, 2025, and December 31, 2024, respectively.
During the year ended December 31, 2023, the Company made a $3.0 million strategic equity investment in a separate privately-held company. During the year ended December 31, 2024, the Company increased the fair value of the strategic equity investment by $0.5 million. The carrying value of the strategic equity investment is $3.5 million as of September 30, 2025, and December 31, 2024. The change in fair value is recorded within other income (expense), net in the Company’s unaudited condensed consolidated statements of operations.
The following table sets forth the changes in the estimated fair value of the Company's strategic investments measured on a recurring basis (in thousands):

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024	Nine Months Ended September 30, 2024
Balance, beginning of period	$61,902	$3,000	$3,000
Additions during the period	2,300	57,000	55,000
Changes in estimated fair value	3,889	1,902	1,059
Balance, end of period	$68,091	$61,902	$59,059

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
The following table sets forth the recurring Level 3 fair value measurements of contingent consideration liabilities associated with the development agreement milestones including the significant unobservable inputs:

	September 30, 2025	December 31, 2024
Probability of achievement (range)	79.0% - 100.0%	75.0% - 90.0%
Expected years	2025 - 2026	2025 - 2026
During the nine months ended September 30, 2025, the Company increased the probability of achievement assumptions based upon the projected achievement of a remaining future regulatory milestone. Refer to Note 7, Commitments and Contingencies, for further details relating to the BioIS regulatory milestones.
Contingent consideration liabilities for BioIS at the inception of acquisition of the licensed technology were $17.0 million. The following table sets forth the changes in the estimated fair value of the Company’s contingent consideration liabilities measured on a recurring basis (Level 3) (in thousands):

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Balance, beginning of period	$17,371	$—
Additions during the period	—	16,970
Changes in estimated fair value	2,296	401
Balance at end of period	$19,667	$17,371
The following table sets forth the balances of the contingent consideration liabilities as of September 30, 2025, and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Accrued liabilities	$10,649	$9,701
Other noncurrent liabilities	9,018	7,670
Balance at end of period	$19,667	$17,371
Fair Value of Senior Convertible Notes
The fair value, based on a quoted market price (Level 1), of the Company’s senior convertible notes due 2029 (the “2029 Notes”) is as follows (in thousands):

	September 30, 2025	December 31, 2024
Senior Convertible Notes due 2029	$895,584	$641,214

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
6. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials and work-in-progress	$8,838	$5,863
Finished goods	10,721	8,176
Total	$19,559	$14,039

Long-term Strategic Investments
Long-term strategic investments consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Strategic loan investments	$64,596	$58,407
Strategic equity investments	3,495	3,495
Total	$68,091	$61,902
Other Assets
Other assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
PCBAs	$38,555	$34,698
Cloud computing arrangements	4,847	5,230
Other	1,850	1,924
Total	$45,252	$41,852
The Company reuses PCBAs in each wearable Zio Monitor patch, Zio XT patch, and Zio AT patch, as well as the wireless gateway used in conjunction with the Zio AT patch. As PCBAs are used in a wearable Zio Monitor patch, Zio XT patch, or Zio AT patch, a portion of the cost of the PCBA is recorded as a cost of revenue. Charges to cost of revenue were $4.7 million and $11.5 million for the three and nine months ended September 30, 2025, respectively, and $4.2 million and $9.9 million for the three and nine months ended September 30, 2024, respectively. During the nine months ended September 30, 2025, PCBAs increased by $3.9 million primarily driven by additional purchases for the Zio Monitor and Zio AT patches to support the growth in commercial volumes.
The Company recorded $0.7 million and $1.9 million amortization expense during the three and nine months ended September 30, 2025, respectively, and $0.9 million and $2.1 million during the three and nine months ended September 30, 2024, respectively, related to capitalized implementation costs in the Company's cloud computing arrangements.

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	Useful life	September 30, 2025	December 31, 2024
Laboratory and manufacturing equipment	2 to 7	$17,631	$9,687
Computer equipment and software	3	4,232	4,227
Furniture and fixtures	2 to 5	4,181	4,181
Leasehold improvements	3 to 12	28,957	27,121
Internal-use software in service	3 to 7	87,033	79,660
Internal-use software in development	—	86,715	60,797
Construction in progress	—	6,754	10,638
Total property and equipment, gross		235,503	196,311
Less: Accumulated depreciation and amortization		(86,187)	(71,219)
Total property and equipment, net		$149,316	$125,092
Depreciation and amortization expense for the three and nine months ended September 30, 2025, was $5.2 million and $15.5 million, respectively, and $5.1 million and $15.4 million for the three and nine months ended September 30, 2024, respectively, of which amortization related to internal-use software, was $3.5 million and $11.0 million for the three and nine months ended September 30, 2025, respectively and $3.6 million and $11.0 million, for the three and nine months ended September 30, 2024, respectively.
During the three and nine months ended September 30, 2025, internal-use software, both in service and in development, increased by $12.0 million and $33.3 million, respectively. This increase related to enhancements in the Company’s core technology, products and services and artificial intelligence, as well as investment in future technology.
During the three and nine months ended September 30, 2025, the Company recorded an impairment charge of nil and $2.5 million, respectively, within impairment charges in the Company’s unaudited condensed consolidated statements of operations related to internal-use software in development not expected to be completed and placed in-service. During the three and nine months ended September 30, 2024, the Company recorded an impairment charge of $0.6 million within impairment charges in the Company's unaudited condensed consolidated statements of operations related to internal-use software in development not expected to be completed. Refer to Note 7, Commitments and Contingencies, for further details relating to the impairment charge recognized during the nine months ended September 30, 2025.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued payroll and related expenses	$59,474	$42,293
Accrued vacation	8,132	6,914
Accrued expenses	25,409	16,044
Claims payable	1,461	2,011
Accrued employee share purchase plan contributions	2,003	585
Accrued income and other taxes	2,362	4,008
Accrued professional services fees	8,392	3,345
Contingent consideration liabilities	10,649	9,700
Total accrued liabilities	$117,882	$84,900

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
During the nine months ended September 30, 2025, there were no material changes to the leases from those described in Note 8, Commitments and Contingencies, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Contractual obligations under operating lease liabilities were as follows (in thousands):

Year Ended December 31:
2025 (remainder of the year)	$4,088
2026	16,699
2027	17,113
2028	17,028
2029	17,121
Thereafter	32,861
Total lease payments	104,910
Less: imputed interest	(20,652)
Total lease liabilities	$84,258

Self-Insured Health Plan
As of January 1, 2025, the Company transitioned from a fully-insured program to a self-insurance program to cover U.S. employees and their dependent health benefits. As part of the program, the Company also has stop-loss coverage from a third party which limits the exposure to large claims. The Company records a liability associated with these benefits by utilizing a third-party actuarial specialist, that includes both an estimate of claims filed and incurred but not yet reported based upon historical claims experience. As of September 30, 2025, the Company's accrued health benefits liability was $2.5 million which is included within accrued liabilities on the Company's unaudited condensed consolidated balance sheets.
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
The Company's board members and certain of its current and former executives were named as defendants in two complaints filed as stockholder derivative actions in the United States District Court for the District of Delaware and the United States District Court for the Northern District of California, respectively. The Company is named as a nominal defendant in both complaints. The cases make similar allegations to those in the securities class action complaint described above and both derivative cases have been stayed pending the resolution of the securities class action.
The Company believes the above securities class action and derivative lawsuits to be without merit and plans to continue to defend itself vigorously.
On March 26, 2021, the Company received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California requesting information related to communications with the FDA and its products and services. On September 13, 2021, the Company received a second subpoena requesting additional information. On April 4, 2023, the Company received a Subpoena Duces Tecum from the Consumer Protection Branch, Civil Division of the U.S. Department of Justice (the “DOJ”), requesting production of various documents regarding the Company's products and services. The Company is cooperating fully on these matters.
On July 1, 2024, the DOJ filed with the United States District Court for the Northern District of California a Petition for Order to Show Cause and Application for Enforcement with respect to the production of certain documentary materials which the Company asserts are protected by legal privileges. On May 30, 2025 following a hearing on the issue, the District Court ordered that the Company disclose certain of the documents, finding that the Company had waived its asserted legal privileges. The Company has appealed the District Court's order to the Ninth Circuit Court of Appeal. On July 17, 2025, the Ninth Circuit Court of Appeal stayed the District Court's production order until the appeal is resolved. On October 6, 2025, the Company submitted its opening brief in support of its appeal. The government’s opposition brief is due November 5, 2025. The Company intends to continue to defend its privilege assertions over the documents at issue. Regardless of the outcome of the appeal or the potential disclosure of the documents at issue, it is not clear what, if any, action the DOJ may take following resolution of the dispute over legal privileges.

On February 20, 2024, Welch Allyn, Inc., a subsidiary of Hill-Rom Holdings, Inc. now part of Baxter International, Inc., filed a complaint against the Company in the United States District Court for the District of Delaware, which was amended on April 24, 2024, alleging that the Company's Zio devices infringe certain of Welch Allyn's patents and that the Company's infringement was willful. Thereafter, the Company successfully petitioned the Court to dismiss the willful infringement claims without prejudice. On February 14, 2025, Welch Allyn filed a second amended complaint adding additional patent claims. On March 21, 2025, the Company filed a response to the allegations found in the second amended complaint, denying all allegations of patent infringement and asserting defenses including patent invalidity. On December 23, 2024, the Company filed a petition with the USPTO seeking Inter Partes Review ("IPR") of the Welch Allyn patents asserted in the original complaint. The IPR petitions became subject to a new consideration for “discretionary denial” of IPRs first announced by the USPTO after the Company filed its petitions. Under this new basis, the Company’s IPRs were denied institution. In July 2025, the Company filed a Petition for Director review, seeking to vacate the denial, however the petition was denied. Welch Allyn seeks money damages and attorneys’ fees. The Company believes this lawsuit is without merit and plans to defend itself vigorously.

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
In June 2025, BioIS achieved the first of two regulatory milestones. As of September 30, 2025, BioIS and the Company are in the process of completing all required contractual conditions in order to cancel $10.0 million in Milestone Notes plus accrued and unpaid interest. During the three and nine months ended September 30, 2025, the Company recorded a charge of $0.3 million and $2.3 million, respectively.
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
In August 2025, the Company and Verily mutually terminated the Development Agreement, subject to the Company's continued rights to a license to certain intellectual property associated with a mobile app developed under the Development Agreement. Through termination of the Development Agreement, the Company and Verily achieved milestones tied to payments totaling $11.0 million to date. During the second quarter of 2025, the Company recorded an impairment charge of $2.5 million associated with capitalized internal-use software in development relating to the Zio Watch with the Company's clinically integrated ZEUS system. The Company continues to expand its other development programs into other clinical-grade wearables to detect and characterize arrhythmias while integrating with clinicians' workflows.
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

8. DEBT
1.50% Senior Convertible Notes due 2029
The carrying amounts of the Company’s 2029 Notes were as follows (in thousands):

	September 30, 2025	December 31, 2024
Principal amount	$661,250	$661,250
Unamortized debt issuance costs	(12,497)	(14,807)
Carrying amount of senior convertible notes due 2029	$648,753	$646,443
The following table summarizes the components of interest expense and the effective interest rate for the 2029 Notes for the periods shown (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual coupon interest	$2,535	$2,535	$7,522	$5,731
Amortized debt issuance costs	746	738	2,310	1,890
Total interest expense recognized on senior convertible notes due 2029	$3,281	$3,273	$9,832	$7,621

Effective interest rate	2.0%	2.0%	2.0%	2.0%

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

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
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
In connection with the termination of the SVB term loan, interest expense, contractual coupon interest, and amortized debt issuance costs for the nine months ended September 30, 2024, were de minimis. The Company incurred $2.0 million of fees and expenses relating to the termination of the SVB Loan Agreement, which has been recorded within loss on extinguishment of debt in the Company's unaudited condensed consolidated statements of operations during the nine months ended September 30, 2024.

9. INCOME TAXES
The Company recorded a tax provision related to its U.S. state taxes and foreign operations during the three and nine months ended September 30, 2025 and 2024. Due to the uncertainties surrounding the realization of the U.S. deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the U.S. net operating loss carryforwards and other deferred tax assets.
On July 4, 2025, legislation referred to as the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA makes certain provisions of the Tax Cuts and Jobs Act of 2017 permanent and makes changes to some U.S. corporate tax provisions, many of which have different effective dates. Key corporate tax provisions of the OBBBA include the restoration of 100% bonus depreciation, the introduction of new Section 174A permitting immediate expensing of domestic research and experimental expenditures, modifications to Section 163(j) interest expense limitations, and the expansion of Section 162(m) aggregation requirements. The provisions of the OBBBA did not have a material impact on the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025. The Company continues to evaluate the impact of the OBBBA, but does not expect the OBBBA to have a material impact on its effective tax rate. However, the Company does anticipate future cash tax benefits due to changes in the tax laws for depreciation and research and development expenses.

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

11. STOCK-BASED COMPENSATION
The following table summarizes the total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025, and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$742	$709	$2,234	$2,421
Research and development	3,525	3,163	11,061	10,551
Selling, general and administrative	16,739	13,286	53,882	46,998
Total stock-based compensation expense	$21,006	$17,158	$67,177	$59,970

IRHYTHM TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Restricted Stock Units and Performance-Based Restricted Stock Units
As of September 30, 2025, there were a total of 1.5 million awards outstanding and total unamortized compensation cost of $108.7 million, net of estimated forfeitures, related to restricted stock units (“RSUs”), which the Company expects to recognize over a weighted average period of 1.7 years.
As of September 30, 2025, there were a total of 0.8 million awards outstanding and total unamortized compensation cost of $32.8 million, net of estimated forfeitures, related to performance based RSUs (“PRSUs”), which the Company expects to recognize over a weighted average remaining period of 1.4 years. PRSUs are based on the maximum number of PRSUs issuable in the key executive grant agreements. The actual number of PRSUs awarded will be based on company performance criteria.
Market-based PRSUs
The Company grants PRSUs to its key executives. PRSUs can be earned in accordance with the performance equity program for each respective grant.
In February 2025, the Company granted market-based PRSUs to senior executive officers with a grant date fair value of $15.5 million. These PRSUs to be earned will be based on the cumulative annual growth rate (“CAGR”) of annual unit volume calculated between fiscal year 2027 and fiscal year 2024 and measured against performance thresholds, as well as a relative comparison of the S&P Healthcare Equipment Select Industry Index to the Company's Total Shareholder Return (“TSR”). Each PRSU award has a maximum cap of 200% on the payout irrespective of above-median TSR performance, and maximum unit volume CAGR performance level. The grant date fair value of the TSR was based on the expected term of 2.8 years, interest risk free rate of 4.0%, implied volatility of 56.02% and no dividend yield. These February 2025 awards are subject to the recipient senior executive officer's continued employment through the vesting date of March 15, 2028.
Options
As of September 30, 2025, the Company had a total of 0.1 million options outstanding. As of September 30, 2025, the options were fully vested.
Employee Stock Purchase Plan
As of September 30, 2025, the Company had $1.9 million of unrecognized compensation expense that will be recognized over a weighted average period of 0.6 years.

12. NET LOSS PER COMMON SHARE
As the Company had net losses for the three and nine months ended September 30, 2025 and 2024, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share during the three and nine months ended September 30, 2025, and 2024 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(5,212)	$(46,182)	$(50,130)	$(111,956)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	32,170	31,262	31,919	31,147
Net loss per common share, basic and diluted	$(0.16)	$(1.48)	$(1.57)	$(3.59)

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
The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the three and nine months ended September 30, 2025, and 2024 because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock	103	290	103	290
RSUs and PRSUs[1]	2,325	2,378	2,325	2,378
Senior convertible notes	4,492	4,492	4,492	4,492
Total	6,920	7,160	6,920	7,160

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
The following are iRhythm Services shown as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contracted third-party payors	51%	53%	52%	54%
Centers for Medicare and Medicaid	25%	24%	24%	24%
Healthcare institutions	17%	16%	17%	15%
Non-contracted third-party payors	7%	7%	7%	7%
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
The following table presents a reconciliation of Net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss[1]	$(5,212)	$(46,182)	$(50,130)	$(111,956)
Interest expense	3,281	3,329	9,832	9,501
Interest income	(5,944)	(6,456)	(16,184)	(16,198)
Changes in fair value of strategic investments	(894)	(1,059)	(3,889)	(1,059)
Income tax provision	24	188	506	414
Depreciation and amortization	5,173	5,135	15,488	15,426
Stock-based compensation	21,006	17,158	67,177	59,970
Impairment charges	—	641	2,479	641
Business transformation costs	913	7,360	2,341	8,656
Intellectual property litigation expenses	3,212	—	7,000	—
Loss on extinguishment of debt	—	—	—	7,589
Adjusted EBITDA	$21,559	$(19,886)	$34,620	$(27,016)
1 Net loss for the three and nine months ended September 30, 2025, includes $0.3 million and $2.3 million of acquired in-process research and development expense, respectively. Net loss for the three and nine months ended September 30, 2024 includes $32.1 million of acquired in-process research and development expense.
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
We have historically experienced reduced revenue during the third quarter, as well as during the year-end holiday season. We believe this is the result of physicians and patients taking vacations and patients electing to delay our monitoring services during the summer months or holidays. Revenue may be impacted by the outcome of adjudications with contracted and non-contracted payors, as well as changes in CMS reimbursement rates that are updated annually.
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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2025, and 2024

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(in thousands, except percentages) *
Revenue, net	$192,884	$147,538	$45,346	31%	$538,248	$427,514	$110,734	26%
Cost of revenue	55,762	46,062	9,700	21%	159,053	135,051	24,002	18%
Gross profit	137,122	101,476	35,646	35%	379,195	292,463	86,732	30%
Operating expenses:
Research and development	21,033	15,694	5,339	34%	63,564	52,378	11,186	21%
Acquired in-process research and development	302	32,069	(31,767)	(99)%	2,296	32,069	(29,773)	(93)%
Selling, general and administrative	124,216	103,375	20,841	20%	370,549	318,797	51,752	16%
Impairment charges	—	641	(641)	N/M	2,479	641	1,838	287%
Total operating expenses	145,551	151,779	(6,228)	(4)%	438,888	403,885	35,003	9%
Loss from operations	(8,429)	(50,303)	41,874	(83)%	(59,693)	(111,422)	51,729	(46)%
Interest and other income (expense), net:
Interest income	5,944	6,456	(512)	(8)%	16,184	16,198	(14)	—%
Interest expense	(3,281)	(3,329)	48	(1)%	(9,832)	(9,501)	(331)	3%
Loss on extinguishment of debt	—	—	—	—%	—	(7,589)	7,589	N/M
Other income, net	578	1,182	(604)	(51)%	3,717	772	2,945	381%
Total interest and other income (expense), net	3,241	4,309	(1,068)	(25)%	10,069	(120)	10,189	(8,491)%
Loss before income taxes	(5,188)	(45,994)	40,806	(89)%	(49,624)	(111,542)	61,918	(56)%
Income tax provision	24	188	(164)	(87)%	506	414	92	22%
Net loss	$(5,212)	$(46,182)	$40,970	(89)%	$(50,130)	$(111,956)	$61,826	(55)%
N/M - Not meaningful
* Certain numbers expressed may not sum due to rounding.
Revenue, net
Revenue, net increased by $45.3 million, or 31%, to $192.9 million during the three months ended September 30, 2025, as compared to $147.5 million during the three months ended September 30, 2024. Revenue, net increased by $110.7 million, or 26%, to $538.2 million during the nine months ended September 30, 2025, as compared to $427.5 million during the nine months ended September 30, 2024. For the three and nine months ended September 30, 2025, the increase in revenue was primarily attributable to an increase in volume of iRhythm Services resulting from increased demand. In particular, during the three and nine months ended September 30, 2025, Zio AT as a proportion of our total revenue volume grew significantly compared to the prior year primarily as a result of new customer account growth. Additionally, we have experienced higher volumes from larger healthcare enterprise accounts which utilize both Zio Monitor and Zio AT. Offsetting the revenue growth from volume and product mix were higher contractual allowance reserves recognized during the three and nine months ended September 30, 2025, partially resulting from revisions of estimated reserves in 2025 from billing disruptions due to the Change Healthcare cybersecurity incident from the first quarter of 2024, as well as partially resulting from higher payer claims denials from revenue growth associated with our contracted third-party payors and CMS. Overall average selling price slightly increased during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. Overall average selling price remained relatively stable during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

Cost of Revenue
Cost of revenue increased by $9.7 million, or 21%, to $55.8 million during the three months ended September 30, 2025, as compared to $46.1 million during the three months ended September 30, 2024. Cost of revenue increased by $24.0 million or 18%, to $159.1 million during the nine months ended September 30, 2025, as compared to $135.1 million during the nine months ended September 30, 2024. For the three and nine months ended September 30, 2025, the increase was primarily due to increases in material component costs (inclusive of tariffs), amortization costs related to Zio Monitor and Zio AT PCBA, material scrap costs, headcount-related costs, and freight costs associated with the increase in volume of iRhythm Services.
Research and Development Expenses
Research and development expenses increased by $5.3 million, or 34%, to $21.0 million during the three months ended September 30, 2025, as compared to $15.7 million during the three months ended September 30, 2024. Research and development expenses increased by $11.2 million, or 21%, to $63.6 million during the nine months ended September 30, 2025, as compared to $52.4 million during the nine months ended September 30, 2024. The increase in research and development expenses for the three and nine months ended September 30, 2025 was primarily due to higher employee-related costs (including stock based compensation) which include supporting ongoing FDA remediation and sustaining activities, product development consulting costs, and costs to further development, enhancement, and functionality of our current and future product offerings.
Acquired In-Process Research and Development Expenses
Acquired IPR&D expenses decreased by $31.8 million, or 99%, to $0.3 million during the three months ended September 30, 2025, as compared to $32.1 million during the three months ended September 30, 2024. Acquired IPR&D expense decreased by $29.8 million or 93%, to $2.3 million during the nine months ended September 30, 2025, as compared to $32.1 million during the nine months ended September 30, 2024. The decrease in Acquired IPR&D expense for the three and nine months ended September 30, 2025 was primarily due to the Technology License Agreement (the “License Agreement”) we entered into with BioIntelliSense, Inc. (“BioIS”) during the third quarter of 2024. The $32.1 million charge for acquired IPR&D in the third quarter of 2024 consisted of an upfront license acquisition fee of $15.0 million along with contingent consideration related to regulatory milestones for the license acquisition fee of $17.1 million. As noted above, for the three and nine months ended September 30, 2025, we recognized acquired IPR&D expenses of $0.3 million and $2.3 million, respectively, as additional license acquisition fee contingent consideration related to regulatory milestones. See Note 5, Fair Value Measurements, and Note 7, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $20.8 million, or 20%, to $124.2 million during the three months ended September 30, 2025, as compared to $103.4 million during the three months ended September 30, 2024. Selling, general and administrative expenses increased by $51.8 million, or 16%, to $370.5 million during the nine months ended September 30, 2025, as compared to $318.8 million during the nine months ended September 30, 2024. For the three and nine months ended September 30, 2025, the increase in selling, general, and administrative expenses were primarily attributable to increases in headcount-related costs (including stock-based compensation), legal and professional fees, provisions for credit losses, and claims processing fees. Additionally, during the three and nine months ended September 30, 2025 the Company incurred $3.2 million and $7.0 million, respectively, related to certain intellectual property litigation costs, which were not incurred during the comparable periods in 2024. Business transformation costs for the three and nine months ended September 30, 2025 were $0.9 million and $2.3 million, respectively, as compared to $7.4 million and $8.7 million for the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2024, business transformation costs primarily related to severance, professional fees, and third-party merger and acquisition fees.
Impairment Charges
During the three and nine months ended September 30, 2025, we recorded impairment charges of nil and $2.5 million, respectively, associated with capitalized internal-use software in development relating to the Zio Watch with our clinically integrated ZEUS system. We do not intend to commercially launch the Zio Watch. During the three and nine months ended September 30, 2024, we recorded an impairment charge of $0.6 million related to internal-use software in development not expected to be completed. See Note 7, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

Interest Income
Interest income decreased by $0.5 million to $5.9 million during the three months ended September 30, 2025, as compared to $6.5 million during the three months ended September 30, 2024. Interest income remained relatively flat at $16.2 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease for the three months ended September 30, 2025 is primarily attributable to lower interest rates on invested balances, as compared to the same period in 2024. Interest income remained flat for the nine months ended September 30, 2025, as compared to the prior period, due to higher average invested balances in 2025 offset by lower interest rates on invested balances.
Interest Expense
Interest expense remained relatively flat during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. Interest expense increased by $0.3 million to $9.8 million during the nine months ended September 30, 2025, as compared to $9.5 million during the nine months ended September 30, 2024. The increase in interest expense during the nine months ended September 30, 2025, is primarily attributable to the $661.3 million 2029 Notes borrowed in March 2024.
Other Income, Net
Other income, net decreased by $0.6 million to $0.6 million during the three months ended September 30, 2025, as compared to other income, net of $1.2 million during the three months ended September 30, 2024. Other income, net increased by $2.9 million to $3.7 million during the nine months ended September 30, 2025, as compared to $0.8 million during the nine months ended September 30, 2024. The decrease in other income, net for the three months ended September 30, 2025 was primarily attributable to changes in unrealized gains and losses over foreign currency. The increase in other income, net, for the nine months ended September 30, 2025 is primarily attributable to the increase in fair value of our strategic investments.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $7.6 million for the nine months ended September 30, 2024. The loss was related to the early extinguishment of both the SVB Loan Agreement and the Braidwell Term Loan Facility during the first quarter of 2024. See Note 8, Debt, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for details of our financing activities.
Income Tax Provision
Income tax provision decreased by $0.2 million, or 87%, during the three months ended September 30, 2025, as compared to an income tax provision of $0.2 million during the three months ended September 30, 2024. Income tax provision increased by $0.1 million, or 22%, to $0.5 million during the nine months ended September 30, 2025 as compared to $0.4 million during the nine months ended September 30, 2024.
On July 4, 2025, the United States enacted tax reform legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The provisions of the OBBBA did not have a material impact on our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025. We do not expect the OBBBA to have a material impact on our effective tax rate. However, we do anticipate future cash tax benefits due to changes in the tax laws for depreciation and research and development expenses.

Liquidity and Capital Resources
Overview
As of September 30, 2025, we had cash and cash equivalents of $255.6 million, marketable securities of $309.6 million, and accounts receivable, net of $76.2 million. We continuously review our liquidity and anticipated capital requirements in light of the significant uncertainty created by the current macroeconomic environment, including inflation, interest rate volatility, and potential instability in the global banking system. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. During the first quarter of 2024, we experienced a temporary delay in the billing of our contracted and non-contracted payer customers, performed by our third-party claims processing vendor. The delay was due to a cybersecurity incident experienced by Change Healthcare, a division of UnitedHealth Group, in which our third-party vendor did engage for services relating to billing and collections. While we substantially cleared the billing backlog as of the end of the first quarter of 2024, the delay in billing resulted in a temporary delay in our cash collections. We have received the majority of our cash collections from the delayed billings. During the first quarter of 2025, we experienced higher levels of contractual adjustments associated with our gross accounts receivable. Additionally, through our revenue cycle management transformation we have focused our efforts in part to resolve payor claims denials and unpaid portions of patient-responsible balances in a more timely basis.
We believe that our current cash, cash equivalents, and marketable securities balances, together with income to be derived from the sales of our iRhythm Services, will be sufficient to meet our liquidity requirements for at least the next 12 months.
Under the terms of the Development Collaboration Agreement dated September 3, 2019, as amended, between us and Verily Life Sciences LLC ("VLS") and Verily Ireland Limited ("VIL" and together with VLS, "Verily"), we agreed to make milestone payments to Verily up to an aggregate of $12.75 million upon achievement of various development and regulatory milestones. During the three months ended September 30, 2025, we formally terminated the Development Collaboration Agreement with Verily, including no further milestone payment obligations. Through termination of the Development Collaboration Agreement, we and Verily achieved milestones tied to payments totaling $11.0 million. In the second quarter of 2025, we recorded an impairment charge of $2.5 million associated with capitalized internal-use software in development relating to the Zio Watch with the Company's clinically integrated ZEUS system. We continue to expand our product development program into other clinical-grade wearables to detect and characterize arrhythmias while integrating with clinicians' workflows.
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
Under the terms of the License Agreement, during the third quarter of 2024 we paid BioIS an upfront fee of $15.0 million in cash consideration. In connection with the License Agreement, we also purchased an aggregate of $40.0 million of convertible promissory notes from BioIS of which $20.0 million of the convertible promissory notes (“Milestone Notes”) were designated for satisfaction of the Company's regulatory milestone payment obligations. The Milestone Notes, plus accrued and unpaid interest, if any, shall be cancelled, if outstanding, upon the achievement of the regulatory milestones up through December 31, 2026. In June 2025, BioIS achieved the first of two regulatory milestones. As of September 30, 2025, we are in the process of completing all required contractual conditions in order to cancel $10.0 million in Milestone Notes plus accrued and unpaid interest.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$54,651	$(15,842)
Net cash used in investing activities	(228,258)	(824)
Net cash provided by financing activities	9,648	508,394

Operating Activities
During the nine months ended September 30, 2025, cash provided by operating activities was $54.7 million, as compared to cash used in operating activities of $15.8 million during the nine months ended September 30, 2024. Cash provided by operating activities increased by $70.5 million primarily attributable to reductions in our net loss driven by our revenue growth, timing of cash collections associated with our accounts receivable, and timing of payments associated with our accounts payable and accrued liabilities. These increases in cash provided by operating activities were offset by increase to both inventory and prepaid expenses and other current assets, supporting growth in our operations and securing additional inventory stock.
Investing Activities
During the nine months ended September 30, 2025, cash used in investing activities was $228.3 million, an increase of $227.4 million, as compared to cash used in investing activities of $0.8 million during the nine months ended September 30, 2024. The increase in cash used in investing activities was primarily attributable to a net increase in the change in marketable securities of $287.6 million, primarily from an increase in the purchases of marketable securities of $338.1 million, as well as an increase in purchases of property and equipment of $7.5 million. This was offset by a decrease of $52.7 million in cash used for the purchases of strategic investments, as well as cash used of $15.0 million for purchases of acquired in-process research and development from BioIS, during the nine months ended September 30, 2024.
Financing Activities
During the nine months ended September 30, 2025, cash provided by financing activities was $9.6 million, a decrease of $498.7 million as compared to $508.4 million during the nine months ended September 30, 2024. The decrease was primarily attributed to $661.3 million in proceeds from the issuance of our 2029 Notes during the nine months ended September 30, 2024. The decrease was offset by $37.8 million associated with the payment of the SVB Loan Agreement and related termination costs, payment of $5.8 million associated with the Braidwell Term Loan Facility debt issuance and termination costs, payment of $17.4 million associated with debt issuance costs for our 2029 Notes, payment of $72.4 million for the purchase of the 2029 Capped Calls, and payment of $25.0 million for the repurchase of shares of our common stock. Additionally, proceeds from the issuance of common stock associated with employee equity incentive plans increased by $4.2 million.
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
Contractual Obligations
Our contractual obligations as of December 31, 2024, are presented in our Annual Report on Form 10-K filed with the SEC on February 20, 2025. There were no significant changes to our lease obligations during the nine months ended September 30, 2025. As of September 30, 2025, we had approximately $77.1 million of open purchase order commitments in the ordinary course of business, the majority of which are due within one year. See Note 8, Debt, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for changes in our debt obligations during the nine months ended September 30, 2025.

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
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Updates to our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the notes to our unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q. The critical accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There were no material changes to our critical accounting estimates during the nine months ended September 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities of $565.2 million and $535.6 million as of September 30, 2025, and December 31, 2024, respectively, which consisted of bank deposits, money market funds and U.S. government securities. Such interest-earning instruments carry a degree of interest rate risk.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates would have had a $0.6 million and $1.6 million impact to interest income for the three and nine months ended September 30, 2025, respectively. A hypothetical 10% change in interest rates would have had a $0.6 million and $1.6 million impact to interest income for the three and nine months ended September 30, 2024, respectively.
As of September 30, 2025, we had $661.3 million in outstanding aggregate principal amount of fixed rate debt relating to our 2029 Notes. Accordingly, we do not have economic interest rate exposure on the 2029 Notes. However, changes in interest rates could impact the fair market value of the 2029 Notes. Generally, the fair market value of the fixed interest rate of the 2029 Notes will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our 2029 Notes as of September 30, 2025 was $895.6 million.
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
Foreign Currency Exchange Rate Sensitivity
As of September 30, 2025, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
As required by Rule 13a under the Exchange Act, our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On February 20, 2024, Welch Allyn, Inc., a subsidiary of Hill-Rom Holdings, Inc. now part of Baxter International, Inc., filed a complaint against us in the United States District Court for the District of Delaware, which was amended on April 24, 2024, alleging that our Zio devices infringe certain of Welch Allyn's patents and that the our infringement was willful. Thereafter, we successfully petitioned the Court to dismiss the willful infringement claims without prejudice. On February 14, 2025, Welch Allyn filed a second amended complaint adding additional patent claims. On March 21, 2025, we filed a response to the allegations found in the second amended complaint, denying all allegations of patent infringement and asserting defenses including patent invalidity. On December 23, 2024, we filed a petition with the USPTO seeking Inter Partes Review ("IPR") of the Welch Allyn patents asserted in the original complaint. The IPR petitions became subject to a new consideration for “discretionary denial” of IPRs first announced by the USPTO after we filed our petitions. Under this new basis, our IPRs were denied institution. We filed a Petition for Director review, seeking to vacate the denial in July 2025, but the request was denied. Welch Allyn seeks money damages and attorneys’ fees. We believe this lawsuit is without merit and plans to defend itself vigorously.

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
•Our revenue relies on sales of our iRhythm Services, which are currently our only offerings. If our iRhythm Services or future service offerings fail to gain, or lose, market acceptance, our business will suffer.
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
During the three and nine months ended September 30, 2025, we received approximately 25% and 24%, respectively, of our total revenue from the Medicare program (inclusive of Medicare Advantage). The Medicare program is administered by CMS, which imposes extensive and detailed requirements on diagnostic services providers, including IDTFs. These requirements include, but are not limited to, rules that govern how we structure our relationships with physicians, how we operate our IDTFs and market our iRhythm Services, when we may perform diagnostic tests, and how and when we submit reimbursement claims. Our failure to comply with the applicable Medicare rules and requirements could result in discontinuation of our reimbursement under the Medicare program, a requirement to return funds already paid to us, civil monetary penalties, criminal penalties, and/or exclusion from the Medicare program, which would have a material adverse impact on our reputation, business, and results of operations.
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
Finally, government and commercial payors have and may, in the future, consider healthcare policies and proposals intended to limit or reduce perceived increases in healthcare costs, including those that could significantly affect reimbursement for healthcare products such as our systems and services. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness, and costs, of different treatment technologies and services, as well as other measures. For example, from time to time CMS or Medicare Administrative Contractors may develop National Coverage Determinations, Local Coverage Determinations (“LCDs”), or similar policies dictating the conditions for coverage and reimbursement of our iRhythm Services. For instance, in September 2025, Noridian Healthcare Solutions, LLC, Palmetto GBA, LLC, and CGS Administrators, LLC each published proposed LCDs regarding “Temporary Nontherapeutic Ambulatory Cardiac Monitoring Devices.” These proposed LCDs seek to outline the circumstances in which ambulatory cardiac monitoring is considered reasonable and necessary for Medicare purposes, device requirements, and associated coverage limitations. The proposed LCDs are the subject of ongoing public comment, in which iRhythm and other stakeholders have the opportunity to inform consideration of whether, and in what form, the LCDs might be adopted. The adoption of the proposed LCDs, or any other developments in the Medicare coverage policies on which the industry has come to rely, could necessitate changes to our business model, methods of operation, billing processes, and related compliance controls. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our current and future products and services. These include changes that may limit coverage or reduce reimbursement rates for our products and changes that may be proposed or implemented by the current or future laws or regulations.
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
Our design and manufacturing facilities and processes and those of certain third-party suppliers are subject to FDA and state, as well as EU, UK, Japanese and Swiss regulatory inspections for compliance with various medical device regulations and standards, including FDA, EU MDR, UK MDR, Japanese QMS and Swiss MedDO requirements. Developing and maintaining a compliant quality system is time consuming and investment intensive. Requirements and standards may change and evolve over time, and we will need to adapt. For example, FDA has issued final regulations on updates to the QSR which will largely align with the ISO 13485 standard, and these are set to take effect February 2, 2026.
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
We also rely on certain third-party vendors in connection with the analysis we perform to create diagnostic reports for our iRhythm Services, which is dependent upon a recording made by each Zio System. For long-term continuous monitoring utilizing our Zio XT System, for example, requires the physical return of the Zio XT patch to one of our clinical centers and we predominantly rely on the U.S. Postal Service to perform this delivery service. Delivery of the Zio XT patch to one of our clinical centers may be subject to disruption to the U.S. Postal Service delivery infrastructure. Further, for the MCT monitoring services utilizing our Zio AT System, we rely on the provision of cellular communication services for the timely transmission of patient information and reportable events. The reliability of the electronic communication and cloud services required for these operations are subject to natural disasters, labor disruptions, human error, and infrastructure failure. Any of these disruptions may render it difficult or temporarily impossible for us to provide some or all our iRhythm Services and bill for those services, adversely affecting our operating results, causing significant distraction for management, and negatively impacting our business reputation. We also expect that our reliance on third-party vendors will increase as our business grows, exposing us to increased harm if such disruptions occur.

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
We have experienced significant changes in our executive leadership, for example the March 2023 resignation of Douglas Devine as Chief Operating Officer and the August 2024 resignation of Brice Bobzien as Chief Financial Officer and appointment of Daniel Wilson as Chief Financial Officer, and we may experience further changes in executive leadership in the future.
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
•the Japanese PMDA, which outlines comprehensive standards for the design, evaluation, marketing approval, production, labeling, distribution, and ongoing monitoring of medical devices in Japan; and
•state law equivalents of each of the above U.S. federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of individually identifiable information in certain circumstances (e.g., the Telephone Consumer Protection Act, the CAN-SPAM Act, and state privacy, consumer protection, and breach notification laws), many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
Further, in 2024 the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies, including FDA. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, this decision may result in more companies bringing lawsuits against FDA to challenge longstanding decisions and policies of FDA, which could undermine FDA’s authority, lead to uncertainties in the industry, and disrupt FDA’s normal operations, which could impact the timely review of any regulatory filings or applications we submit to FDA.

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
Further, we recognize a portion of our revenue from non-contracted third-party commercial payors. For example, during the three and nine months ended September 30, 2025, revenue from non-contracted third-party commercial payors accounted for approximately 7% of our total revenue. We have limited visibility as to when we will receive payment for our iRhythm Services with non-contracted payors and we or our third party billing vendors must appeal any negative payment decisions, which often delays collections further. Additionally, a portion of the revenue from non-contracted payors is received from patient co-pays, which we may not receive for several months following delivery of service or may not receive at all. For revenue related to non-contracted payors, we estimate an average collection rate based on factors including historical cash collections. Subsequent adjustments, if applicable, are recorded as an adjustment to revenue. Fluctuations in revenue may make it difficult for us, research analysts, and investors to accurately forecast our revenue and operating results or to assess our actual performance. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.
We have a history of operating losses and may not achieve or sustain profitability in the future.
We have incurred net losses since our inception in September 2006. We generated net losses of $5.2 million and $46.2 million during the three months ended September 30, 2025, and 2024, respectively, and net losses of $50.1 million and $112.0 million during the nine months ended September 30, 2025, and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $809.0 million. We have financed our operations to date primarily through private and public offerings of equity securities and revenue generated by prescriptions of our iRhythm Services. We have and expect to continue to incur significant research and development, sales and marketing, regulatory, and other expenses as we expand our marketing efforts to increase the prescription of our iRhythm Services, expand existing relationships with physicians, obtain regulatory clearances or approvals for our current or future services and related devices, conduct clinical trials on our existing and future services, and develop new services or add new features to our existing iRhythm Services. We also expect that our general and administrative expenses will continue to increase due to, among other things, the operational and regulatory burdens applicable to medical service providers that are public companies. As a result, we expect to continue to incur operating losses in the future. These losses, among other things, may have an adverse effect on our stockholders’ equity and the value of our common stock.

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
In addition, healthcare companies are subject to numerous investigations and inquiries by various governmental agencies. For example, as discussed further in Note 7, Commitments and Contingencies, to the consolidated financial statements included herein, in March 2021, we received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California requesting information related to communications with FDA and our Zio Systems, and, in September 2021, received a subpoena requesting additional information. On April 4, 2023, we received a Subpoena Duces Tecum from the Consumer Protection Branch, Civil Division of the DOJ, requesting production of various documents regarding our products and services. In addition, on May 25, 2023, we received a warning letter from FDA, which resulted from the inspection of our facility located in Cypress, California that concluded in August 2022. The warning letter alleged non-conformities to regulations for medical devices, including medical device reporting requirements, relating to our Zio AT System and medical device quality system requirements. On July 15, 2024, FDA initiated inspections of our Cypress and San Francisco facilities. We received 483 observations at the close of the inspection. We have cooperated fully in connection with these matters. Any future investigations of our executives, our managers, or our company could result in significant liabilities or penalties to us, as well as adverse publicity. Even if we are found to have complied with applicable law, the investigation or litigation may pose a considerable expense and would divert management’s attention, and have a potentially negative impact on the public’s perception of us, all of which could negatively impact our financial position and results of operations. Further, should we be found out of compliance with any of these laws, regulations, or programs, depending on the nature of the findings, our business, our financial position, and our results of operations could be negatively impacted.
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
For example, under the TCJA, as amended by the legislation commonly known as the One Big Beautiful Bill Act (“OBBBA”), for tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize certain research and development expenditures over fifteen years if incurred in foreign jurisdictions. For tax years beginning after December 31, 2021, and beginning on or before December 31, 2024, taxpayers generally were required to capitalize and amortize certain research and development expenditures over five years if incurred in the United States; however, beginning after that period, the OBBBA restored immediate deductibility of research and development expenditures incurred in the United States. In addition, we have a presence in the UK, as well as sales in the UK, such that any changes in tax laws in the UK will impact our business. The overall impact of these changes is uncertain, and our business and financial condition could be adversely affected.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Use of Proceeds
     None.
Issuer Purchases of Equity Securities
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Trading Plans
During the three months ended September 30, 2025, no Section 16 officers or directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K of the Exchange Act).
ITEM 6.    EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of, and incorporated by reference into, this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.1	Form of Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan					X
31.1	Certification of Chief Executive Officer required by Securities Exchange Act Rules 13a-14(a) and 15d-14(a).					X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

iRhythm Technologies, Inc.

Date: October 30, 2025	By:	/s/ Quentin Blackford
Quentin Blackford President and Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2025	By:	/s/ Daniel Wilson
Daniel Wilson Chief Financial Officer (Principal Financial Officer)