Form 10-K
period 2025-12-31
iRhythm Holdings, Inc.
filed 2026-02-19
CIK 1388658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
FORM 10-K
________________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-37918
________________________________________________________________________________________________________
iRhythm Holdings, Inc.
(Exact name of Registrant as specified in its Charter)
________________________________________________________________________________________________________

Delaware	41-3421287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
699 8th Street, Suite 600 San Francisco, California (Address of principal executive offices)	94103 (Zip Code)
Registrant’s telephone number, including area code: (415) 632-5700
________________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $.001 Per Share	IRTC	The Nasdaq Stock Market
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market LLC on June 30, 2025, was approximately $4.9 billion.
The number of shares of Registrant’s Common Stock outstanding as of February 12, 2026, was 32,316,760.
______________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our 2026 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements concerning our plans, objectives, and expectations for our business, operations, and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the expected impact of global business, political, and macroeconomic conditions, including inflation, interest rate volatility, cybersecurity events, potential instability in the global banking system, volatile market conditions, the impact of tariffs, the impact of any significant political and regulatory developments, global events, including public health crises, and ongoing geopolitical conflicts, such as the war in Ukraine and conflicts in the Middle East and Venezuela, on our business, operations, and financial results;
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
On January 12, 2026, iRhythm Technologies, Inc. ("iRhythm Technologies"), implemented a corporate holding company structure whereby iRhythm Holdings, Inc. (“iRhythm Holdings”) became the parent company of, and the successor issuer and registrant to, iRhythm Technologies (the “Holding Company Transaction”). The new holding company has no independent assets or operations and its sole ownership interest is iRhythm Technologies. Unless expressly indicated or the context requires otherwise, the terms “iRhythm,” “we” or “us,” refers to iRhythm Holdings and its consolidated subsidiaries.
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, including those risks more fully described below. These risks include, among others, the following, which we consider our most material risks:
•Reimbursement by Medicare is highly regulated and subject to change, and our failure to comply with applicable regulations, including regulations not designed for remote diagnostic tests like our iRhythm Services (as defined below), could prevent us from receiving reimbursement under the Medicare program and some commercial payors, subject us to penalties, and adversely affect our reputation, business, and results of operations.
•If reimbursement or other payment for our iRhythm Services is reduced or modified in the United States ("U.S.") or in our international markets, including through cost containment measures or changes to policies with respect to coding, coverage, and pricing, our business could suffer.
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
•Although our current products are comprised of medical devices that have received FDA marketing authorization (510(k) clearance) as well as, with respect to certain devices, regulatory certifications in the European Union ("EU"), Japan, Switzerland and the United Kingdom ("UK"), we may regularly engage in exploring and implementing product enhancements and in iterative changes to existing products, as well as seek to develop new technology or use of technology for new indications for use. These medical device developments may trigger further regulatory reviews and the results of those reviews are unpredictable.
•We are subject to extensive compliance requirements for the quality, design, safety, performance, and post-market surveillance of the medical devices we manufacture for use in our iRhythm Services, and for vigilance on complaint-handling, escalation, assessment, and reporting of adverse events and malfunctions. A wide range of quality, risk, regulatory, or safety matters could trigger enforcement action by regulatory authorities, the need for a recall, a hold on the distribution of the marketed product, or other corrective actions to marketed product, and such matters have the potential to escalate to judicial actions that involve the United States Department of Justice ("DOJ").

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
•Changes in applicable laws or regulations or the interpretation or enforcement policies of regulators governing our medical devices, IDTFs and iRhythm Services may constrain or require us to restructure our operations or adapt certain business strategies, which may harm our revenue and operating results.
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
•In the future we may identify material weaknesses or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
•Our financial results may fluctuate significantly from quarter-to-quarter and may not fully reflect the underlying performance of our business.
•We are subject to legal proceedings and government investigations that could adversely affect our business, financial condition, and results of operations.
•We are subject to complex and evolving United States and foreign laws and regulations and other requirements regarding privacy, data protection, security, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in customer growth or engagement, or otherwise harm our business.
•If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.
•Our stock price is highly volatile and investing in our stock involves a high degree of risk, which could result in substantial losses for investors.

PART I
ITEM 1: BUSINESS
Company Background
iRhythm is a leading digital healthcare company that creates trusted solutions that detect, predict, and prevent disease. Our principal business is the design, development, and commercialization of device-based technology to provide ambulatory cardiac monitoring services that we believe allow clinicians to diagnose certain arrhythmias quicker and with greater efficiency than other services that rely on traditional technology.
Each iRhythm product offering combines a wire-free, patch-based, 14-day wearable biosensor (United States Food and Drug Administration (“FDA”)-cleared, Conformité Européenne (“CE”)-marked and Japan Pharmaceuticals and Medical Devices Agency ("PMDA")-approved, as applicable) that continuously records electrocardiogram ("ECG") data with a proprietary cloud-based data analytic software (also FDA-cleared, CE-marked and Japan PMDA-approved, as applicable) (such biosensor and software together, an "iRhythm ACM System") to help physicians monitor patients and diagnose arrhythmias.
Since first receiving clearance from FDA for our technology in 2009, we have supported physician and patient use of this technology and provided ambulatory cardiac monitoring ("ACM") services from our Medicare-enrolled independent diagnostic testing facilities (“IDTFs”) with our qualified technicians. We have provided ambulatory cardiac monitoring services, including long-term continuous monitoring (“LTCM”) services ("LTCM Services"), short-term continuous monitoring, and mobile cardiac telemetry (“MCT”) monitoring services ("MCT Services" and collectively, the “iRhythm Services”), using the iRhythm ACM System. LTCM services and MCT Services are medical procedures typically ordered by physicians for patients not suspected of having life-threatening arrhythmias, but who are suspected of having infrequent, difficult-to-detect, or asymptomatic arrhythmias. Since receiving FDA clearance, we have provided iRhythm Services via more than twelve million patient reports and have collected almost three billion hours of curated heartbeat data.
iRhythm Technologies was incorporated in the state of Delaware in September 2006 and its successor registrant iRhythm Holdings was incorporated in the state of Delaware in December 2025. Our principal executive offices are located at 699 8th Street, Suite 600, San Francisco, California 94103, and our telephone number is (415) 632-5700. Our common stock is listed on The Nasdaq Global Select Market under the symbol “IRTC,” and we employ approximately 2,400 regular full-time employees as of December 31, 2025.
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
Cardiac Arrhythmias and the Ambulatory Cardiac Monitoring Market
Every year, millions of patients experience symptoms potentially associated with cardiac arrhythmias, a condition in which the electrical impulses that coordinate heartbeats do not occur properly, causing the heart to beat too quickly, too slowly, or irregularly. There are many different types of arrhythmias which are typically categorized based on where in the heart they originate - in either the atria or ventricles - and their speed - tachycardia for fast rhythms, bradycardia for slow rhythms. The causes of arrhythmias are diverse, and they can be triggered by conditions such as heart disease, high blood pressure, electrolyte imbalances, drug use, or stress. Some arrhythmias may not show symptoms, while others may lead to dizziness, shortness of breath, fainting, or chest pain. The Centers for Medicare and Medicaid Services' ("CMS") Hierarchical Condition Categories (HCC 96) defines actionable arrhythmias as abnormal heart rhythms detected via monitoring that require clinical intervention, such as medication adjustment, anticoagulation, catheter ablation, or device implantation.

Cardiac arrhythmias affect approximately 1.5% to 5% of the global population, with atrial fibrillation ("Afib") being the most common. Afib causes the upper chambers of the heart to beat irregularly and blood not to flow properly to the lower chambers of the heart. It is estimated that more than 50 million patients worldwide have Afib with at least one-third of these patients presenting as asymptomatic at the time of their diagnosis. This condition contributes to an estimated 350,000 deaths globally each year. In the United States, the prevalence of Afib is estimated to be approximately 4.5% of people, or approximately 10.6 million adults diagnosed with Afib in 2019, and more than 450,000 hospitalizations occur each year in the United States because of Afib. Because Afib is more common among people over the age of 60, these numbers are expected to increase as the U.S. population ages. In Europe, the prevalence of arrhythmias is also expected to continue to rise with Afib affecting approximately 12.9 million people in the EU in 2021, and projections indicating the number could double by 2050–2060.
Atrial Fibrillation and Stroke
Early detection of heart rhythm disorders, such as Afib and other clinically relevant arrhythmias, supports appropriate medical intervention and can help avoid more serious downstream medical events, including stroke. In 2021, it was estimated that the age-adjusted US stroke death rate as an underlying cause of death was approximately 41.1 per 100,000, and there were approximately 7.4 million deaths attributable to stroke worldwide. Afib is the leading risk factor for stroke because Afib can cause blood to collect in the heart and potentially form a clot, which can then travel to the brain possibly resulting in an ischemic stroke. While individuals with Afib are approximately five times more likely to suffer a stroke, the American Stroke Association (“ASA”) estimated in 2022 that up to 80% of second clot-related strokes may be preventable. According to the American Heart Association ("AHA"), stroke costs the United States an estimated $34.5 billion each year in healthcare costs and lost productivity and is a leading cause of serious long-term disability. Between 15% and 20% of people who have strokes also have Afib.
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
Afib burden, or the amount of time a patient spends in Afib during the period of time the patient is wearing a heart monitor, has been identified in the clinical community as a clinically relevant measure for helping to determine appropriate and effective therapeutic interventions to manage patients with Afib and for assessing stroke risk. We believe the calculated Afib burden is only as good as the data available for analysis during the monitoring period. Since the most common type of Afib occurs intermittently, we believe that long-term continuous monitoring with patch-based technology, such as with our monitor technology that is part of our iRhythm ACM Systems, can more accurately measure Afib burden as it captures the patient’s heartbeat data is captured continuously through the wear period.
Ambulatory Cardiac Monitoring Overview
The ACM market is well-established in the United States with an estimated 6.9 million diagnostic tests performed in 2025 with meaningful expansion anticipated in the coming years due to an aging population, a rising number of heart-related disorders globally, and broader acceptance of innovative medical technologies. Traditional ambulatory cardiac monitoring devices used by physicians for diagnosing patients with suspected arrhythmias – such as traditional, 24-to-48-hour Holter and cardiac event monitors – are constrained by short-term monitoring times, non-continuous data collection and reporting, cumbersome equipment, and/or lower patient compliance. For example, patients often remove traditional monitors when sleeping, showering, or exercising, which can lead to a failure to capture critical data and result in incomplete diagnoses and repeat testing, which in turn can result in suboptimal patient care and higher costs to the health system.
Arrhythmia symptoms are generally monitored either in a physician’s office or healthcare facility, or with the ambulatory cardiac monitoring services. Typically, physicians will administer a resting ECG test in their offices to record and analyze the electrical impulses of patients’ hearts. If physicians determine that patients require monitoring for a longer wear period to generate a diagnosis, they have historically prescribed an ambulatory cardiac monitoring device such as a traditional Holter monitor, which is a non-invasive, battery-powered device that typically records data continuously for 24 to 48 hours. For longer term (i.e., up to 30 days) event driven monitoring, physicians may prescribe ambulatory cardiac event monitoring services, including MCT services, which record ECG data upon auto-detection (i.e., asymptomatic events) and/or patient activation (i.e., symptomatic events) and may transmit such data wirelessly to a monitoring center like an IDTF. Physicians may also prescribe implantable loop recorders, which are implanted underneath the patient’s skin in a minimally invasive, hospital-based procedure and record ECG data similar to cardiac event monitors but are intended for monitoring up to 3 years.
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
Opportunities in Monitoring for Undiagnosed Arrhythmias
A substantial portion of patients with clinically actionable arrhythmias, including atrial fibrillation, remain undiagnosed due to the intermittent and often asymptomatic nature of these conditions. We estimate that in 2025 approximately 27 million individuals in the United States may be at elevated risk for undiagnosed arrhythmias. Undiagnosed and untreated arrhythmias may result in significantly higher healthcare resource utilization and cost, potentially avoidable serious medical events, and poorer outcomes. Real-world evidence across Medicare and commercially-insured populations indicates that patients with arrhythmias experience higher rates of emergency department visits, inpatient hospitalizations, readmissions, and overall healthcare expenditures compared to similar patients without arrhythmias, particularly among those with comorbid conditions such as type 2 diabetes ("T2D"), chronic obstructive pulmonary disease ("COPD"), chronic kidney disease, and others.
Clinical studies and guideline updates support the use of extended ambulatory monitoring to improve detection of arrhythmias compared to short-duration monitoring modalities. Evidence from randomized trials and real-world claims analyses suggests that earlier identification of arrhythmias using long-term continuous monitoring is associated with fewer acute care events and a shift toward more appropriate outpatient management over time. We believe iRhythm is uniquely positioned to address this opportunity through our scalable service model, long-term continuous monitoring capabilities, extensive clinical evidence base, and proprietary artificial intelligence. Our services are increasingly utilized by innovative, value-based and risk-bearing care organizations seeking to proactively identify arrhythmias within defined patient populations, particularly those with elevated clinical risk.
Furthermore, peer-reviewed real-world evidence demonstrates that proactive ACM generates meaningful healthcare cost savings, particularly in high-risk populations. Studies published in 2024 and 2025 examining patients with T2D and COPD found that patients who developed arrhythmias incurred 1.6–1.8x higher annual costs of care — up to $46,484 versus $30,802 for patients with both T2D and COPD — driven by hospitalization and emergency department visit rates more than two times higher than matched controls. Importantly, T2D patients monitored with ambulatory ECG devices experienced 70% fewer hospitalizations, 44% fewer 30-day readmissions, and nearly 50% fewer emergency department visits compared to unmonitored patients, while monitored COPD patients with arrhythmia saw approximately 30% lower hospitalization incidence and related costs, demonstrating that earlier detection meaningfully bends the cost curve in these patient cohorts.
However, not all monitoring modalities deliver equivalent value. The Cardiac Ambulatory Monitor EvaLuation of Outcomes and Time to Events (“CAMELOT”) study of 287,789 Medicare beneficiaries and the Assessment of Variation in AmbuLatory Cardiac MONitoring (“AVALON”) study of 428,707 commercially insured patients found that LTCM with Zio achieved the highest diagnostic yield, the shortest time to diagnosis, and the lowest total healthcare expenditures, while Holter monitors were 50% less likely, event monitors 42% less likely to detect a specified arrhythmia, and LTCM competing devices 1.4x to 4.3x more likely to require costly retesting. CAMELOT further demonstrated that long-term continuous monitoring was associated with 180 fewer emergency department visits, 80 fewer inpatient hospitalizations, and 920 fewer outpatient visits per 1,000 patients compared to Holter. As the market leader delivering more than 70% of LTCM services in the United States as of 2025, we believe our Zio platform is uniquely positioned to deliver this value as payers increasingly prioritize diagnostic accuracy and first-test resolution to reduce total cost of care.
Over time, we intend to support targeted, evidence-based monitoring strategies that leverage data-driven risk stratification and integrate seamlessly into existing clinical workflows. These efforts are designed to expand access to care, improve clinical outcomes, and inform future growth opportunities, while remaining aligned with our disciplined approach to investment, commercialization, and regulatory compliance.

Our Products and Services
Our iRhythm ACM Systems deliver a proprietary, patient-friendly design that enables between 98%-99% patient compliance with minimal ECG data noise or artifact, and the iRhythm Services thereby potentially deliver high clinical accuracy to enable physicians diagnosing arrhythmias and reducing the cost of care for healthcare systems by avoiding costly downstream adverse events. We currently offer three iRhythm ACM System options — the Zio monitor System, the Zio XT System, and the Zio AT System.
ACM monitors are designed to provide high-quality, accurate data with patient compliance for up to 14 days of wear time.1-6
MKT1915.01. 1. Data on file. iRhythm Technologies; 2022-2023. 2. Data on file. iRhythm Technologies; 2019. 3. Data on file. iRhythm Technologies; 2022. 4. Zio XT Clinical Reference Manual, iRhythm Technologies. 5. Zio AT Clinical Reference Manual. iRhythm Technologies. 6. Zio monitor Instructions for Use. iRhythm Technologies. *Continuous, uninterrupted refers to the recording of ECG data. Zio AT Gateway transmissions may be impacted by a variety of factors. See Product Labeling for more information. †Zio AT is contraindicated for critical care patients. ‡Do not use Zio AT for patients with symptomatic episodes where variations in cardiac performance could result in immediate danger to the patient or when real-time or in-patient monitoring should be prescribed. Refer to the Zio AT labeling and Clinical Reference Manual for full contraindications.

The Zio Monitoring Solutions
The Zio monitor System is a prescription-only, remote ECG monitoring system that consists of a patch ECG monitor (“Zio monitor”) that records the electric signal from the heart continuously for up to 14 days and the Zio ECG Utilization Software (“ZEUS”), which supports the capture and analysis of ECG data recorded by the Zio monitor at the end of the wear period, including specific arrhythmia events detected by ZEUS. The Zio XT System is the previous generation of the Zio monitor System and is a prescription-only, remote ECG monitoring system that consists of a patch ECG monitor (“Zio XT”) that records the electric signal from the heart continuously for up to 14 days and ZEUS, which supports the capture and analysis of ECG data recorded by the Zio XT at the end of the wear period, including specific arrhythmia events detected by ZEUS.
Zio monitor is 72% smaller, 62% lighter, and 23% thinner than Zio XT, attributes which have contributed to a positive impact on patient experience, including improved patient satisfaction, and associated improvement in device wear times. Furthermore, Zio monitor incorporates a breathable adhesive construct, which enhances the patient experience by removing moisture otherwise captured next to the patient’s skin, as well as Bluetooth communication capabilities and improved processing efficiency.

Zio monitor Device and Zio XT Device
The Zio AT System is a prescription-only, remote ECG monitoring system that similarly consists of a patch-based ECG monitor (“Zio AT”) that records the electric signal from the heart continuously for up to 14 days and ZEUS, but which also incorporates the Zio AT wireless gateway that provides connectivity between Zio AT and ZEUS during the patient wear period. The wireless gateway, slightly larger than a smart phone, is provided to the patient at the time of Zio AT application on the patient and collects and transmits data from the Zio AT to the cloud via a long-term evolution (“LTE”) cellular protocol.
Zio AT and Wireless Gateway
We support physician and patient use of our iRhythm ACM Systems through our Medicare-enrolled IDTF and qualified technicians, who perform the technical monitoring services associated with a physician’s order for long-term continuous monitoring or MCT monitoring services. Long-term continuous monitoring services (the “Zio LTCM Service”) and MCT services (the “Zio MCT Service”) are diagnostic medical procedures typically ordered by physicians for patients not suspected of having life-threatening arrhythmias, but who are suspected of having infrequent, difficult-to-detect, or asymptomatic arrhythmias. When physicians order long-term continuous monitoring services with our iRhythm ACM System, our biosensor technology collects an uninterrupted, long-term continuous recording of ECG data for up to 14 days and delivers a comprehensive end-of-wear report, which includes specific arrhythmia events detected by the ZEUS algorithm upon return of Zio monitor or Zio XT (and with Zio AT, each, a “Zio patch”) and analysis of the stored data by qualified technicians. A Zio patch typically collects approximately 1.5 million heartbeats of data for each patient during a single wear period of up to 14 consecutive days.

After we receive a Zio monitor device at our IDTF, the ECG data is uploaded to our secure cloud and preliminary findings are generated by our proprietary FDA-cleared deep learning algorithms. Each report is then validated by qualified technicians and sent to the patient’s prescribing physician who may access the Zio report on our proprietary, web-based portal, referred to as ZioSuite, and also through our Electronic Health Record (“EHR”) connections or ZioSuite mobile apps. Our technicians also notify physicians of certain potentially clinically actionable arrhythmias according to the ordering physician’s specified notification criteria.
ZioSuite Web Portal Via Desktop or Mobile Application
For the Zio MCT Services, Zio AT and its wireless gateway also offer the additional capability of providing actionable transmissions during the wear period to assist physicians in diagnosing and treating patients in situations where their physician has determined that there is a medical need to receive more clinically actionable information during wear. For the Zio MCT Services, physicians will receive daily reports, routine reports, and notifications from qualified technicians if there are clinically actionable events that meet predetermined and physician-specified notification criteria.
While wearing a Zio patch, patients can mark when symptoms occur by pressing a trigger button on the device and separately recording contextual data like activities and circumstances in a written symptom diary or digitally via the myZio application. This allows physicians to match symptoms and activity with ECG-based findings. The Zio patch monitors are not available for sale outside of use with our iRhythm Services. The Zio patch monitors include the following features:
•patented clear, flexible, lightweight, wire-free design;
•unobtrusive and inconspicuous profile;
•proprietary adhesive backing designed to keep the patch-based monitor device securely in place for the duration of the prescribed wear period;
•water-resistant functionality, allowing patients to shower, sleep, and perform normal daily activities, including moderate exercise;
•hydrogel electrodes and a compliant mechanical design to deliver a clear ECG with minimal artifact from movement;
•large symptom button, or patient trigger, that is easy to find and press;
•indicated single application wear period of up to 14 days (for longer prescribed wear periods for MCT services, additional Zio ATs and gateways can be provided); and
•sufficient battery power for the entire wear period, without the need to recharge or replace batteries.
Clinical-grade Wearables
We believe that there is a clinical need and an opportunity to expand our products and services with clinical-grade wearables to detect and characterize arrhythmias while integrating with clinicians’ workflows. As part of this expansion strategy, we have developed proprietary photoplethysmography ("PPG") algorithms designed to be integrated into a wearable device and utilized with our clinically integrated ZEUS System, a solution that is intended to be incorporated into clinical care delivery and assist healthcare providers in identifying and monitoring Afib. We are evaluating potential opportunities to leverage our PPG algorithms and ZEUS System with PPG-based wearables, and we intend to further pursue development opportunities on a wearable platform in the future.
The iRhythm Difference
We believe there are strong benefits offered by our 14-day wear time, by the diagnostic yield possibly achieved through our technology, and by the clinical accuracy of our Zio report as enabled by our proprietary deep-learned artificial intelligence that can help to reduce inaccuracies in computerized ECG interpretations and improve the efficiency of expert human ECG interpretation. This is supported by more than 135 original scientific research manuscripts and a robust, growing body of clinical evidence by third-party researchers.
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

Long-term, continuous monitoring maximizes diagnostic yield1
MKT1915.01. 1, Turakhia MP, Hoang DD, Zimetbaum P, et al. Diagnostic utility of a novel leadless arrhythmia monitoring device. Am J Cardiol. 2013;112(4):520-524. doi:10.1016/j.amjcard.2013.04.017

Taken together, we believe that these elements are differentiators for iRhythm's Services in the diagnosis and treatment of cardiac arrhythmias and can lead to improved clinical outcomes, enhanced patient experience, high physician and healthcare staff satisfaction, and reduced cost of care to healthcare systems. This was demonstrated by the results from the CAMELOT and AVALON studies which evaluated over 700,000 diagnostic-naive patients across Medicare fee-for-service ("FFS") and commercial populations through two landmark real-world studies. The CAMELOT and AVALON studies offered robust insight into the iRhythm ACM Systems' effectiveness in detecting meaningful arrhythmias in first-time monitoring patients, demonstrating that our LTCM Service had the highest arrhythmia diagnostic yield, lower likelihood of repeat testing, reduced inpatient hospitalizations, fewer emergency department visits, and overall lower healthcare resource utilization compared to all other monitoring services.

MKT1915.01. 1. Reynolds et al. Comparative effectiveness and healthcare utilization for ambulatory cardiac monitoring strategies in Medicare beneficiaries. Am Heart J. 2024;269:25-34. doi: 10.1016/j.ahj.2023.12.002 2. Russo et al. Assessment of variation in ambulatory cardiac monitoring among commercially insured patients. Am J Manag Care. Published online August 13, 2025. doi:10.37765/ajmc.2026.89782 3. Zio LTCM service refers to Zio XT and Zio monitor service. 4. The Zio service facilitates a diagnosis as determined by a physician. 5. In AVALON, arrhythmias were defined by a panel of clinical experts and study investigators. 6. In CAMELOT, A specified arrhythmia refers to an arrhythmia encounter diagnosis as per Hierarchical Condition Categories (HCC) 96.

Our Strategy
Our mission is to boldly innovate to create trusted solutions that detect, predict, and prevent disease. We execute this mission through a focused strategy that builds on our leadership in ambulatory cardiac monitoring, expands access to care, and selectively extends our platform into adjacent clinical opportunities, while maintaining operational discipline and scalability.
•Leading and Expanding Within the Core Ambulatory Cardiac Monitoring Market. iRhythm is a leading provider of ambulatory cardiac monitoring services in the United States, with approximately 40% penetration of the core ambulatory cardiac monitoring market. Our strategy is anchored in our products' continued leadership in long-term continuous monitoring, which we believe offers high diagnostic yield, clinical accuracy, and efficiency compared to short-duration or event-based monitoring modalities.
We intend to further penetrate the core market by expanding utilization within cardiology and electrophysiology practices while increasing adoption across additional clinical specialties and settings, including primary care. We believe our differentiated combination of patient-friendly, long-term wearable biosensors, proprietary FDA-cleared artificial intelligence algorithms, and integrated digital workflows enables physicians to obtain diagnostic certainty in a single test, improving patient care while reducing downstream healthcare utilization.
Marketing, physician education, and continued publication of peer-reviewed clinical evidence remain central to this strategy. We also continue to expand EHR integrations to streamline ordering, reporting, and clinical decision-making, which we believe supports sustained growth within existing and new accounts.
•Unlocking Market Expansion Through Access, Evidence, and Artificial Intelligence. We believe the ambulatory cardiac monitoring market extends well beyond traditionally symptomatic patients and that significant opportunity exists to expand access earlier in the care pathway. Capacity constraints in cardiology, coupled with a growing prevalence of arrhythmias and an aging population, are driving increased adoption of monitoring solutions in primary care and integrated delivery networks.
Our strategy emphasizes expanding adoption in primary care and other non-cardiology settings by positioning our services as a rule-in and rule-out diagnostic tool that enables efficient triage and referral. We believe this approach improves access to care, reduces unnecessary specialist visits, and supports more timely diagnosis and treatment.
In parallel, we are pursuing proactive monitoring strategies focused on patients at risk for undiagnosed arrhythmias. With an estimated 27 million individuals as of 2025 in the United States potentially at elevated risk for undiagnosed arrhythmias, we believe iRhythm is uniquely positioned to support population health initiatives through scalable, evidence-based monitoring programs.
Our extensive repository of curated ECG data, combined with external data sources and advanced artificial intelligence, underpins our efforts to improve identification, prediction, and stratification of arrhythmia risk. We believe these capabilities differentiate our platform and enable more targeted, efficient monitoring strategies over time.

•Pursuing international expansion opportunities. While the United States remains our primary market, we are selectively expanding internationally in geographies with established regulatory pathways, reimbursement potential, and unmet clinical need. Our international strategy prioritizes disciplined investment, local clinical evidence generation, and reimbursement progression.
We have established a commercial presence in the United Kingdom, selected European countries, and Japan, which collectively represent an estimated three million existing ambulatory cardiac monitoring services performed annually. We intend to scale these markets deliberately over the medium to long term, focusing on embedding our services into clinical practice and pursuing reimbursement pathways that support long-term sustainability, and we intend to evaluate additional market opportunities in the future.
•Extend the Zio Platform Into Adjacent Clinical Opportunities. We are selectively investing in opportunities that have the potential to extend our core platform into adjacent clinical areas where arrhythmias intersect with other chronic conditions and where our existing capabilities can be leveraged efficiently. These include:
◦Obstructive sleep apnea patients, with an estimated prevalence of approximately 40 million in the United States. Based on a systematic literature review of original clinical studies published between January 2019 and December2024, approximately 50% of patients with Afib may also have sleep apnea and there is a large prevalence of patients with undiagnosed sleep apnea.
◦Heart failure patients, with an estimated prevalence of over 8.5 million in the United States by the year 2030. Atrial fibrillation and heart failure share many antecedent risk factors, and approximately 40% of people with either Afib or heart failure will develop the other condition. Total costs for heart failure in the U.S. are expected to reach $70 billion by 2030.
◦Patients with hypertension, with an estimated prevalence of over 120 million in the United States in 2020. Up to 90% of patients with Afib may also have hypertension.
Our approach to adjacent markets is deliberate and evidence driven. We intend to prioritize opportunities that integrate naturally with existing physician workflows, leverage our data and artificial intelligence capabilities, and align with our long-term focus on scalable, disciplined growth. We have initiated focused pilots and development efforts that are intended to inform future investment decisions.
•Advance Our Product Portfolio and Technology Platform. We continue to invest in advancing our system portfolio and digital platform to address evolving clinical needs. This includes ongoing innovation in our wearable biosensors, data analytics, and reporting capabilities, as well as the development of next-generation mobile cardiac telemetry solutions.
Our next-generation MCT device, for which a 510(k) application was submitted to FDA in the third quarter of 2025, is designed to enhance patient and physician experience through improved form factor, extended wear duration, enhanced detection algorithms, and richer clinical insights. We also continue to evaluate opportunities to incorporate additional sensing modalities and wearable technologies where they complement our core platform.
Sales and Marketing
We directly market our iRhythm Services in the United States to healthcare professional through our internal organization comprised of sales representatives, field billing specialists, and customer experience representatives. Our sales team focuses on initial introduction of our iRhythm Services to those participants that are instrumental to the decision-making process for ambulatory cardiac monitoring, which include physician practices and healthcare systems. We also focus on continuing efforts to ensure healthcare professionals are knowledgeable about the clinical benefits and economic value of the iRhythm Services. We continue to invest in our sales force and focus on ensuring we optimize the structure of our U.S. sales organization to expand the current customer account base and support adoption of the iRhythm Services.
We market our iRhythm Services to a variety of physician specialties including general cardiologists, electrophysiologists, primary care physicians, neurologists, and other physician specialists who diagnose and manage care for patients with arrhythmias. We have found success focusing on integrated delivery networks (“IDNs”), in which large networks of facilities and providers work together to offer a continuum of care to a specific geographic area or market, as well as with risk-bearing entities as our iRhythm ACM Systems become a key tool in population health management. Focusing on sales to these customer programs gives us the opportunity to conduct a holistic sale for health systems interested in making value-based purchasing decisions.

In January 2021, we established a small direct sales and clinical infrastructure in Bagshot, Surrey in England to service the UK market. We have since focused efforts on the introduction of our iRhythm Services using the Zio XT System into new accounts and market access efforts, in particular through orders made by NHS Trusts and Hospitals. Additionally, in Europe, we have built a small sales force covering Switzerland, Austria, and the Netherlands, have entered into a relationship with a vendor in the Netherlands to distribute our products in European countries other than Spain and to fulfill customer orders and process returns of devices from European customers. In addition, we have entered into a distributor relationship with a vendor in Spain to distribute our products in Spain. In Japan, we utilize the services of a third-party distributor to market and sell our products and services, to fulfill customer orders, and to process returns of devices from Japanese customers.
Competition
The market for remote cardiac monitoring is competitive, characterized by rapid change resulting from technological advances, scientific discoveries, and other market activities of industry participants.
In providing our iRhythm Services, we compete with BioTelemetry, Inc. (acquired by Royal Philips), Preventice Solutions, Inc. (acquired by Boston Scientific, Inc.), and Bardy Diagnostics, Inc. (acquired by Hill-Rom Holdings, Inc. now part of Baxter International, Inc.) ("BardyDx") to offer remote cardiac monitoring technology and also function as diagnostic service providers. We also compete with companies that sell traditional, 24-to-48-hour Holter monitors, including GE Healthcare, Philips Healthcare, and Spacelabs Healthcare Inc., as well as Welch Allyn Holdings, Inc. ("Welch Allyn") and Mortara Instrument, Inc. (both acquired by Hill-Rom Holdings, Inc. now part of Baxter International, Inc.).
Many of our competitors have substantially greater financial, manufacturing, marketing, and technical resources than we do. Furthermore, many of our competitors have well-established brands, widespread distribution channels, broader product offerings, and an established customer base.
These competitors have also developed patch-based cardiac monitors that have received FDA and foreign regulatory clearances. We are also aware of small start-up companies entering the patch-based cardiac monitoring market. Large medical device companies may continue to acquire or form alliances with these smaller companies to diversify their product offering and participate in the digital health space. These competitors and potential competitors may introduce new products and services that directly or indirectly compete with our iRhythm Services and iRhythm ACM Systems.
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
•government reimbursement rates associated with our iRhythm Services and supporting iRhythm ACM Systems;
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

Manufacturing and Quality Assurance
We currently manufacture our iRhythm ACM Systems, including the Zio monitor System and Zio AT System, in our leased facility in Cypress, California. This facility is approximately 69,000 square feet (of which 34,000 square feet is used for manufacturing) and provides space for our manufacturing and production operations, including inspection, assembly, testing, packaging, labeling, storage, and shipping. We believe this manufacturing facility has the capacity to meet our manufacturing needs for at least the next five years.
Outside suppliers are the source for components and sub-assemblies in the production of the iRhythm ACM Systems. Any significant supplier of a critical component, such as the circuit boards for the iRhythm ACM Systems provided by contract electronic manufacturers, is managed through our manufacturing team that is focused on reducing supply chain risk. These suppliers are evaluated, approved, and monitored by our quality team to ensure conformity with the specifications, policies, and procedures applicable to our devices.
Our manufacturing operations are subject to regulatory requirements of FDA (including those in its implementing regulations of the Food, Drug, and Cosmetic Act, the Quality System Regulation, which amendments took effect February 2, 2026, with the updated regulations referred to as the Quality Management System Requirements or "QMSR"), the Medical Devices Regulation 2017/745 of the European Parliament and of the Council (“EU MDR”), the UK Medical Device Regulations 2002 (“UK MDR”), and the Japanese medical device Quality Management System ("QMS"). We are also subject to applicable requirements relating to the environment, waste management, and health and safety matters, including measures relating to the release, use, storage, treatment, transportation, discharge, disposal, sale, labeling, collection, recycling, treatment, and remediation of hazardous substances.
We purchase certain components and materials used in manufacturing from single sources due to quality considerations, costs, or constraints resulting from regulatory or other requirements. As of December 31, 2025, those single sources include suppliers of application-specific integrated circuits used in our transmitters, seals used for the applicators, and certain polymers used to synthesize polymeric membranes for our sensors.
Our manufacturing facilities are also ISO certified (EN ISO 13485:2016). We have registered our device establishments with FDA and with the UK’s Medicines & Healthcare products Regulatory Agency (“MHRA”). Additional EU registrations may be sought in EU member states in the future by our EU authorized representative as appropriate.
Third-Party Reimbursement
We receive revenue for the iRhythm Services primarily from third-party payors, which include commercial payors and government agencies, such as the CMS. Third-party payors require us to identify the service for which we are seeking reimbursement by using a Current Procedural Terminology (“CPT”) code set maintained by the American Medical Association (“AMA”). These CPT codes are subject to periodic change and update, which will impact the reimbursement rates for our iRhythm Services.
For the year ended December 31, 2025, we received approximately 83% of our revenue through third-party payors, which includes approximately 24% of our total revenue from the Medicare program. As we continue to contract with more commercial payors and the patient population ages into eligibility for the Medicare Advantage program, we believe more of our revenue will convert to commercial payor billing.
Our clinical centers are enrolled in the Medicare program as IDTFs, which allows us to bill CMS directly for our iRhythm Services. To maintain enrollment, we must meet the CMS IDTF supplier standards, including having an independent medical director for oversight and qualified technicians who support the analysis of ECG data captured by the Zio patches as part of our iRhythm Services.
For additional information on third-party reimbursement, please see our Risk Factor titled “If reimbursement or other payment for our iRhythm Services is reduced or modified in the United States, including through cost containment measures or changes to policies with respect to coding, coverage, and pricing, our business could suffer.”
Research and Development
We focus our research and development efforts on the ongoing development and expansion of patch-based monitoring devices and related services in alignment with our strategy. We employ engineering and research and development staff to focus on sustaining achieved improvements as well as delivering future innovations. Our research and development activities are focused on:

•Continuous improvement and extensions to existing products and services. We are continuously working to improve our devices and services to increase patient comfort, improve product quality and operational scalability, and enhance security.
•International expansion. We are working on expanding our infrastructure and ensuring global regulatory compliance as we identify appropriate opportunities for international growth.
•Advancing our technology offering. Our product portfolio includes patch-based solutions (utilized in our existing Zio monitor System, Zio AT System, and Zio XT System) and is planned to include the pending Zio MCT device for which we submitted an application to FDA in 2025. We continue to explore wearable solutions as well as patch-based sensors with additional parameters beyond ECG, but these solutions are in development and will require future FDA clearances and other approvals.
•Customer workflow optimization. We have initiatives that aim to increase customer productivity by optimizing workflow through easier patient enrollment, report access, and interpretation, in addition to integrating the reports from our iRhythm Services directly into EHRs.
•Data analytics. We are focused on improving and enhancing our back-end, deep-learning analytic platform, building on our core competency in data analytics to drive improved speed and accuracy.
•Developing clinical evidence. We frequently provide support to third parties conducting clinical studies that further support the benefits of the iRhythm ACM Systems, including clinical research in areas such as obstructive sleep apnea, hypertension, predictive features, and patient wearables.
•Continuing to solidify our footprint in digital healthcare. Using our repository of ambulatory ECG patient data, as well as our partnerships in the broader chronic disease space, we will continue to look for ways to create value-driving opportunities in digital healthcare, such as expansion of indications for the iRhythm ACM Systems, new therapeutic discoveries, development of an analytical engine for ambulatory consumers, other medical data and payor and provider decision support, and the potential for more complete system integration with large health systems.
We have supported clinical studies conducted by leading physicians and clinicians to explore and develop new techniques and applications for our iRhythm ACM Systems, and other clinical and research activities, including healthcare economic outcomes research.
Our research and development activities consist of software development, algorithm and product development, regulatory affairs, and clinical research. Our research and development expenses (excluding acquired in-process research and development) were $84.6 million, $71.5 million, and $60.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Technology License Agreement with BioIntelliSense, Inc.
On August 30, 2024, iRhythm Technologies entered into a Technology License Agreement (as subsequently amended, the “License Agreement”) with BioIntelliSense, Inc. (“BioIS”), pursuant to which (i) iRhythm Technologies will receive a perpetual fully paid up license to certain of BioIS’ intellectual property, technology and products for research, development and commercialization of potential next generation products and services in certain fields of use, including (x) an exclusive license to develop and commercialize pulse oximetry, accelerometry, and trending non-invasive blood pressure technologies for use within our ambulatory cardiac monitoring products and services and (y) a limited, non-exclusive license to develop and commercialize products and services for use in unattended, home-based diagnostic testing and assessment of sleep apnea, and (ii) iRhythm Technologies and BioIS agreed to negotiate in good faith a supply agreement for pulse oximetry hardware.
Under the terms of the License Agreement, iRhythm Technologies paid BioIS an upfront fee of $15.0 million in cash consideration in acceptance of the initial transfer of certain licensed technologies and data following the execution of the License Agreement. In connection with the License Agreement, iRhythm Technologies also purchased an aggregate of $40.0 million of convertible promissory notes from BioIS (the “Convertible Notes”), of which $20.0 million (“Milestone Notes”) were designated for satisfaction of our regulatory milestone payment obligations. The Milestone Notes, plus accrued and unpaid interest, if any, shall be cancelled, if outstanding, upon the achievement of these regulatory milestones up through December 31, 2026. In June 2025, BioIS achieved the first of two regulatory milestones. As of December 31, 2025, we and BioIS are in the process of completing all required contractual conditions to cancel $10.0 million in Milestone Notes plus accrued and unpaid interest.

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
We hold patents and pending patent applications in the United States and other parts of the world which, in aggregate, we believe to be of importance in the operation of our business. As of December 31, 2025, we owned, or retained an exclusive license to, 59 issued patents from the U.S. Patent Office (“USPTO”) (comprised of 55 Utility patents and 4 Design patents), 16 issued patents from the Japanese Patent Office, seven issued patents from the Australian Patent Office, five issued patents from the Canadian Patent Office, seven issued patents from the European Patent Office (validated and providing protections in the countries of Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, Netherlands, Norway, Spain, Sweden, Switzerland, the UK, and the Unitary Patent Court), seven issued patents from the Korean Patent Office, four issued patents from the Chinese Patent Office, and one issued patent from the Indian Patent Office. Our U.S. issued patents as of December 31, 2025, are set to expire over a range of years, from November 2028 to August 2041, subject to any extensions. As of December 31, 2025, we had 65 pending patent applications globally, including 22 non-provisional applications in the United States, eight applications in the European Patent Office, six applications in Japan, twelve Patent Cooperation Treaty ("PCT") International applications, four applications in Korea, three applications in each of China and India, two applications in Canada, and one application in Australia.
Our patents and patent applications seek to protect aspects of our core technologies and our product concepts for ambulatory cardiac monitoring. We believe that our patent position provides us with sufficient rights to protect our current and proposed commercial products and services. However, our patent applications may not result in issued patents, and any patents that have been issued or might be issued may not protect our intellectual property rights. We are currently party to patent litigation initiated by Welch Allyn and BardyDx as further described under "Legal Proceedings" and we cannot predict the outcome of such litigation. We also rely on trade secrets, technical know-how, and continuing innovation to develop and maintain our competitive position.
As of December 31, 2025, our trademark portfolio contained (i) U.S. trademark registrations for the marks IRHYTHM, KNOW YOUR RHYTHM, ZIO, MYZIO, ZIO SUITE, and ZIO AT and one pending U.S. trademark application for the mark ZIO MCT, (ii) registered trademarks for the mark IRHYTHM in the EU, Australia, Austria, Canada, China, Denmark, Finland, France, Germany, Italy, Japan, Norway, Sweden, Switzerland, and the UK, (iii) trademark registrations for the mark ZIO in the EU, Australia, Canada, China, Japan, Norway, Switzerland, and the UK, (iv) trademark registrations for the mark MYZIO in the EU, Canada, the UK, (v) trademark registrations for the mark ZIO MCT in the EU, Japan, Switzerland, and the UK, and (vi) trademark registrations for the mark ZIOSUITE in the EU and the UK.
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
We are also regulated as a medical device manufacturer because of our role in the design, development, and manufacturing of the iRhythm ACM Systems used in our iRhythm Services.
The United States has historically been the primary focus of the delivery of our services, but based on our operations we are subject to a range of laws and regulations outside the United States, and we expect the complexity of the global regulatory landscape to which we are subject to continue to increase.

U.S. Fraud and Abuse Laws and Other Healthcare Compliance Requirements
Medicare is a federal healthcare program administered by CMS that is available to individuals age 65 or over, and certain other individuals. The Medicare program provides, among other things, healthcare benefits that cover most medically necessary care for such individuals, subject to certain deductibles and co-payments. CMS has established guidelines for the coverage and reimbursement of certain products, supplies, and services, including ambulatory cardiac monitoring services. In general, Medicare will only reimburse ambulatory cardiac monitoring services, such as our iRhythm Services, that are reasonable and necessary for the diagnosis or treatment of patients. CMS also administers the Medicaid program, a cooperative federal/state program that provides medical assistance benefits to qualifying low income and medically needy persons. State participation in Medicaid is optional, and each state is given discretion in developing and administering its own Medicaid program, subject to certain federal requirements. All CMS programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, interpretations of policy, intermediary determinations, and government funding restrictions, all of which may materially increase or decrease the rate of program payments to healthcare facilities and other healthcare providers, including those paid for our iRhythm Services.
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
False Claims Act
The FCA prohibits: (i) knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval and (ii) knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim. Importantly, the FCA provides for “whistleblower” or qui tam actions, which allow a private individual to bring actions on behalf of the federal government alleging that the defendant has violated the FCA and to share in any monetary recovery. The federal government has used the FCA to assert liability on the basis of inadequate care, kickbacks, and other improper referrals, and improper use of CMS billing numbers, as well as allegations of off-label promotion of products, and activities relating to the reporting of discount and rebate information. The FCA is the federal government’s preferred enforcement vehicle for addressing a variety of alleged misconduct and provides for treble damages and civil money penalties ranging from $14,308 to $28,619 per claim as of July 3, 2025. Individuals and entities can also face exclusion from participation in federal healthcare programs and potential criminal penalties, including imprisonment and criminal fines. Additionally, as part of any settlement, the government will occasionally require the entity to enter into a corporate integrity agreement, which imposes certain ongoing compliance, certification, and reporting obligations. In addition, various states have enacted false claims laws analogous to the FCA, and many of these state laws apply where a claim is submitted to any third-party payor and not only a federal healthcare program.
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
We are subject to risks related to U.S. and international fraud and abuse laws and other healthcare compliance requirements described above, as well as others that are or may be adopted in future. For further details on these risks, see “Risk Factors,” below.
U.S. Food and Drug Administration
Because we develop and manufacture the medical device technology used in the iRhythm Services (the hardware and software elements that FDA regulates as “devices”), we are subject to extensive and ongoing regulation by FDA under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and its implementing regulations, as well as other federal and state regulatory bodies in the United States. The laws and regulations govern, among other things, product design and development, preclinical and clinical testing, manufacturing, packaging, labeling, storage, recordkeeping and reporting, clearance or approval, marketing, distribution, promotion, import and export, and post-marketing surveillance and associated regulatory reporting.
Most Class II devices, including Zio monitor, Zio AT, Zio XT, ZEUS and the Zio MCT device for which we are seeking marketing authorization, require 510(k) clearance from FDA in order to be marketed in the United States. A 510(k) submission must demonstrate that the device is substantially equivalent to a device legally in commercial distribution in the United States. After clearance, changes made to devices must be evaluated on an ongoing basis and may trigger the need for additional 510(k) clearances or – depending on the nature of the change – might require a higher level of FDA review (through the de novo premarket approval or (“PMA”) process). To date, our product changes have been managed within the 510(k) framework.
After a device is placed on the market, numerous regulatory requirements continue to apply. These include:
•FDA’s QMSR, which requires manufacturers, including their suppliers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the product lifecycle, including the manufacturing process;
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
After a device receives 510(k) clearance or PMA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, performance, or functionality may require a new clearance or approval. FDA requires each manufacturer to make this determination initially, but FDA can review any such decision and can disagree with a manufacturer’s determination. If FDA disagrees with the determination not to seek a new 510(k) clearance or PMA approval, FDA may retroactively require a new 510(k) clearance or PMA approval. FDA could also require a manufacturer to cease marketing and distribution and/or recall the modified device until 510(k) clearance or PMA approval is obtained. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines, penalties, and other enforcement actions, such as warning letters.
We have registered appropriate facilities with FDA as a medical device specification developer, manufacturer, or designated complaint handling unit. We have also obtained a manufacturing license from the California Department of Public Health (“CDPH”). FDA and the CDPH have broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by FDA and the Food and Drug Branch of CDPH to determine our compliance with FDA's QMSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers.

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
For further details on these risks, see “Risk Factors” below. The manner in which these risks present may also be impacted by the changing enforcement landscape, including in relation to reorganization under current administration policies. For example, DOJ has used both criminal and civil mechanisms to enforce the FD&C Act through the Consumer Protection Branch (“CPB”) of DOJ. Following dissolution of the CPB, on September 25, 2025, DOJ announced a restructuring under which the Civil Division’s litigation work would be consolidated into a new Enforcement & Affirmative Litigation Branch, and the Health and Safety Unit housed within the Fraud Section of DOJ’s Criminal Division is now charged with criminal enforcement of the FD&C Act.
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
European Union and United Kingdom
In the European Union, the system of regulating medical devices operates by way of a certification for each medical device. Each certified device is marked with the CE mark which shows that the device has a certificate of conformance under the EU MDR. Since May 2021, the EU MDR has been the relevant regulatory framework for devices in the EU, replacing the prior Medical Device Directive. The Zio monitor System and ZEUS are currently marked in the EU under our CE mark under the EU MDR issued by the British Standards Institution ("BSI") in December 2023.
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
Due to UK’s departure from the EU, the MHRA has issued requirements associated with the UK Conformity Assessed (“UKCA”) mark. The UKCA marking is a new UK product marking that is used for goods being placed on the market in Great Britain. It covers most goods which previously required the CE marking, including medical devices. The UKCA requirement became effective on January 1, 2021, and we have obtained a UKCA mark with the BSI, which also serves as our UK Approved Body, for Zio XT and ZEUS. We are also registered with the UK’s Care Quality Commission to carry out diagnostic and screening procedures.

Additionally, the EU Notified Body and UK Approved Body regularly audit our manufacturing, design, and operational facilities to ensure ongoing ISO 13485 and EU MDR compliance and periodically audit technical design files in accordance with the EU MDR in order to maintain our CE mark or issue a CE mark or UKCA mark for new or updated devices.
Japan
Regulatory authorities in Japan include the Ministry of Health, Labor and Welfare ("MHLW"), which defines policy, issues medical device approvals and enforces regulations; and the PMDA which reviews device applications, conducts scientific assessments and monitors post-market device safety. The Act on Securing Quality, Efficacy and Safety of Products Including Pharmaceuticals and Medical Devices (the "PMD Act") is the principal legislation in Japan governing Medical Devices that provides a comprehensive regulatory framework such as marketing authorization, business licenses, labeling and advertising regulations. Devices are classified in accordance with their perceived risks, similarly to the U.S. and EU systems. Zio monitor and ZEUS (known in Japan as Zio ECG Recording and Analysis System) were approved by MHLW in September 2024 and Zio monitor is currently marketed in Japan.
In addition to product approval, we and other foreign manufacturers must appoint a Japan-based Designated Marketing Authorization Holder ("DMAH") to be the Regulatory and Quality Management System ("QMS") representative to MHLW for pre- and post-market activities. MHLW Ordinance No. 169 governs QMS requirements, largely aligned with ISO 13485:2016 with other Japan-specific provisions and has been incorporated into iRhythm's internal quality management system.
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

In accordance with these values, we believe that effectively managing sustainability risks and opportunities drives business success and that, when fully integrated into the business, sustainability can provide a competitive advantage. In 2024, we refreshed our sustainability priority assessment to ensure we are aligning with the issues that matter most to our business and stakeholders and, in 2025, we released a refreshed corporate sustainability report to highlight our progress against these priorities.
We made significant progress in many aspects of our sustainability strategy, including:
•Enhancing our quality systems, improved customer experience through EHR integration and innovative product launches, and securing strategic technology licensing agreements to advance connected patient care;
•Refreshing our core values to define the culture we would like to shape going forward;
•Receiving regulatory approval from the PMDA for the Zio fourteen-day, long-term continuous ECG monitoring system in Japan, the world’s second largest market for ambulatory cardiac monitoring (ACM) in 2025;
•Completing our Scope 3 greenhouse gas emissions inventory and achieving 89.5% landfill waste diversion;
•Improving access by launching in Austria, the Netherlands, Spain and Switzerland; and,
•Revising our code of conduct to provide employees with the resources and guidance needed to operate with unquestionable integrity.
Human Capital
As of December 31, 2025, we had approximately 2,400 employees globally. We believe in creating a flexible, productive, and globally connected dispersed workforce. Our work model is comprised of employees spanning remote, hybrid, and fully onsite work arrangements. Work arrangements are determined based on the needs of the role, nature of work, and regulatory requirements. Our approach is designed to empower our global workforce, fostering flexibility and productivity while maintaining a strong company culture.
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
Board and Management Oversight
The compensation and human capital management committee of our board of directors has oversight of our culture and human capital management, including our approach to talent recruiting, development, progression and retention, culture, human health and safety, and total rewards. We are committed to nurturing our workforce and have also established a Global Leadership Forum that is led by our Executive Leadership Team to ensure broader alignment across our organization's leadership on key corporate initiatives, company culture, and transformation objectives.
Health and Safety
We believe that to date we have materially complied with applicable health, safety, and environmental laws as well as related company policies and procedures and provide necessary training as appropriate by role and location. In 2023, we published internally our Environmental, Health, and Safety Policy Statement demonstrating our ongoing commitment to the highest standards of environmental, health, and safety performance. We consistently track and evaluate recordable incident rates associated with our various facilities locations. We believe that by integrating sound environmental, health, and safety management practices into all elements of our business and operations, we will consistently deliver innovative and trusted solutions for the patients that we serve, as well as sustain higher standards of employee safety.
Total Rewards
We believe that we employ a fair and merit-based total compensation system, and we evaluate our compensation programs regularly to help ensure that our employees are compensated fairly for their work while fostering a pay-for-performance culture that is aligned with the interests of our stockholders.

We believe that we offer our employees competitive benefits that follow industry standards and support physical, mental, and financial wellness. We offer health benefits, a 401(k) plan with company match, paid time off and family leave, an Employee Stock Purchase Plan for employees in the United States and the United Kingdom, which allows them to purchase our stock at a discount, and an employee wellness program that is generally available to employees and their families globally with a variety of support services.
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
During the year ended December 31, 2025, we received approximately 24% of our total revenue from the Medicare program through CMS. The Medicare program is administered by CMS, which imposes extensive and detailed requirements on diagnostic services providers, including IDTFs. These requirements include, but are not limited to, rules that govern how we structure our relationships with physicians, how we operate our IDTFs and market our iRhythm Services, when we may perform diagnostic tests, and how and when we submit reimbursement claims. Our failure to comply with the applicable Medicare rules and requirements could result in discontinuation of our reimbursement under the Medicare program, a requirement to return funds already paid to us, civil monetary penalties, criminal penalties, and/or exclusion from the Medicare program, which would have a material adverse impact on our reputation, business, and results of operations.
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

CMS updates the reimbursement rates for diagnostic tests performed by IDTFs annually via the Medicare Physician Fee Schedule. Effective January 1 of each year, CMS updates the national payment rates for the CPT codes we use to report our cardiac monitoring services: CPT code 93247 (ECG recording conducted over a period of greater than 7 days and up to 15 days), CPT code 93243 (ECG recording conducted over a period of greater than 48 hours and up to 7 days), and CPT code 93229 (mobile cardiovascular telemetry). New rates were published effective January 1, 2026, which reflect an increase in the national payment amount for CPT codes 93247, 93243, and 93229 as compared to calendar year 2025. However, there is no guarantee that these year-over-year increases will be sustained, or that payment rates will keep pace with the costs to provide our iRhythm Services in the future.
Because remote cardiac monitoring technology, including the iRhythm ACM System, is rapidly evolving, there is a continuing risk that relative value units assigned, and reimbursement rates set, by CMS may not adequately reflect the value and expense of this technology and associated monitoring services. Further, CMS may reduce the rates for the CPT codes assigned to our services in the future, which would adversely affect our financial results, particularly to the extent commercial payors with which we contract follow suit.
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
Finally, government and commercial payors have and may, in the future, consider healthcare policies and proposals intended to limit or reduce perceived increases in healthcare costs, including those that could significantly affect reimbursement for healthcare products such as our systems and services. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness, and costs, of different treatment technologies and services, changes in risk adjustment weights or the criteria required to support risk adjustment eligible diagnoses in Medicare Advantage, as well as other measures. For example, from time to time CMS or Medicare Administrative Contractors may develop National Coverage Determinations, Local Coverage Determinations (“LCDs”), or similar policies dictating the conditions for coverage and reimbursement of our iRhythm Services. For instance, in September 2025, Noridian Healthcare Solutions, LLC, Palmetto GBA, LLC, and CGS Administrators, LLC each published proposed LCDs regarding “Temporary Nontherapeutic Ambulatory Cardiac Monitoring Devices.” These proposed LCDs seek to outline the circumstances in which ambulatory cardiac monitoring is considered reasonable and necessary for Medicare purposes, device requirements, and associated coverage limitations. The proposed LCDs were subject to a public comment period that concluded in November 2025, in which iRhythm and other stakeholders had the opportunity to inform consideration of whether, and in what form, the LCDs might be adopted. The adoption of the proposed LCDs, or any other developments in the Medicare coverage policies on which the industry has come to rely, could necessitate changes to our business model, methods of operation, billing processes, and related compliance controls. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our current and future products and services. These include changes that may limit coverage or reduce reimbursement rates for our products and changes that may be proposed or implemented by the current or future laws or regulations.
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
We report to third party payors the technical components of the remote cardiac monitoring services that are performed with our Zio monitor, Zio XT, and Zio AT devices using CPT codes established by the AMA. These CPT codes are manufacturer- and technology-agnostic but describe general technical features required to support the diagnostic medical procedures represented by these billing codes. Given the nature of CPT codes, there is always some degree of risk for an entity that bills for its services that regulators or other third parties could assert that the CPT codes utilized were not appropriate, and recent regulatory developments have the potential to increase the risk of questions or inquiry regarding our use of a specific CPT code.
The CPT codes used to report remote cardiac monitoring services, including those used to report our iRhythm Services, were drafted by the AMA in a manufacturer- and specific technology-agnostic manner. Regulators’ evolving understandings and definitions of certain cardiac monitoring modalities could result in assertions that our technology does not support certain diagnostic procedures described by the CPT codes that we currently use to report our iRhythm Services. For example, although FDA “Product Codes” are created and assigned by FDA to support the agency’s responsibility for regulating medical devices in the framework of device classifications designated under 21 C.F.R. Parts 862-892, Product Codes have the potential to raise questions about expectations for devices. In November 2023, FDA established a new Product Code QYX for “Outpatient Cardiac Telemetry” and retrospectively assigned Product Code QYX to several devices, including Zio AT. FDA’s “Definition” of the “Outpatient Cardiac Telemetry” devices within this Product Code references monitoring data being “transmitted to the prescribing clinician during the monitoring period by a 24/7 attended analysis center after review by a qualified individual,” which may be read as incorporating activities of an IDTF into the device. If our IDTF capabilities and performance do not align with FDA’s interpretation and expectations for Product Code QYX, a regulator or other third party could assert that the Zio AT cannot support MCT services. Any such assertion could jeopardize our ability to obtain clearances with indications and labeling that provide for the scope we planned, and our ability to submit claims for reimbursement for services utilizing Zio AT and may require us to evaluate whether we have received any overpayments that must be reported and returned to third-party payors.

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
Our industry is subject to rapid change and is significantly affected by new product introductions, results of clinical research, corporate combinations, and other factors. Large competitors in the remote cardiac market include companies that sell standard Holter monitors including GE Healthcare, Philips Healthcare, Mortara Instrument, Inc., Spacelabs Healthcare Inc. and Welch Allyn. Additional competitors, such as BioTelemetry, Inc. (now part of Royal Philips), Preventice Solutions, Inc. (now part of Boston Scientific, Inc.), and BardyDx manufacture remote cardiac monitoring devices and also offer monitoring services. These companies have also developed other patch-based cardiac monitors that have received FDA and foreign regulatory clearances. There are also several small start-up companies trying to compete in the patch-based cardiac monitoring space, as well as several entering the patch-based cardiac monitoring market.
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

We have continued to evolve our revenue cycle management function in response to increased audit risk of our billing practices by government and commercial payers who are utilizing AI to review our bills. As part of that evolution, we utilize third-party service providers to support certain activities and these activities involve significant time and resources on our part to train and monitor such third parties. Our failure, or the failure of these third-party service providers, to execute our or their activities efficiently and effectively may cause our revenue and accounts receivable to be delayed or reduced and could have an adverse effect on our business and cause reputational harm.
We have continued to evolve our revenue cycle management function in response to the increased audit risk of our billing practices as a result of enhanced use of AI by government and commercial payers. As part of that evolution, we utilize third-party service providers to support certain activities and these activities involve significant time and resources on our part to train and monitor such third parties. The success of our efforts to evolve our revenue cycle management function depends on the ability of our service providers to deliver timely and accurate services that will continue to support our business as we scale our operations to facilitate growth opportunities, without adversely affecting current revenues and accounts receivable. If we are not able to successfully achieve these objectives, the anticipated benefits of these efforts may not be realized fully or at all or may take longer to realize than expected. In addition, there is a significant degree of difficulty and management distraction inherent in the process of managing and working with third-party service providers. These difficulties include challenges supporting certain operations and activities with more than one service provider, integrating technologies (including IT systems and processes, procedures, policies and operations), and retaining key personnel. These activities are complex and time-consuming and can involve delays or additional and unforeseen expenses. The process of transitioning to any new or additional providers, the integration process, and other disruptions may also disrupt our ongoing businesses or cause inconsistencies in standards, controls, procedures, and policies that could adversely affect our relationships with payors, patients, employees, and others. Our failure, or the failure of these third-party service providers, to execute our or their activities efficiently and effectively may cause our revenue and accounts receivable to be delayed or reduced and could have an adverse effect on our business and cause reputational harm.
Although our current iRhythm ACM Systems are comprised of medical devices that have received FDA marketing authorization (510(k) clearance) as well as, with respect to certain devices, regulatory certifications or approvals in the EU, Japan, Switzerland and the UK, we may regularly engage in exploring and implementing product enhancements and in iterative changes to existing products, as well as seek to develop new technology or use of technology for new indications for use. These medical device developments may trigger further regulatory reviews, and the results of those reviews are unpredictable.
Before a new medical device or a new intended use for a medical device can be marketed in the United States, a company must first submit an application and receive either 510(k) clearance, De Novo marketing rights, or premarket approval from FDA, unless an exemption applies. All of these processes can be expensive, lengthy, and unpredictable. Changes in agency personnel and resources can add to the unpredictability of this process. We may not be able to obtain the clearances or approvals we seek or may be unduly delayed in doing so, which could harm our business. Even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. Although we have obtained 510(k) clearances to market our iRhythm ACM Systems, our clearances can be revoked if safety, efficacy, or significant regulatory compliance problems develop. Even planned changes and improvements to devices and their uses can trigger the need for a new submission. FDA requirements dictate that we must evaluate potential changes and document our decision-making regarding the need for additional submissions and clearances or approvals. Unless effectively planned for in advance, our desired commercial timeline may be impacted.
Significant changes or modifications in design, components, method of manufacture, or the intended use or technological characteristics of our iRhythm ACM Systems may require new or modified FDA marketing authorization, CE Mark certification in the EU, UKCA Mark certification, Swiss Medical Devices Ordinance (“MedDO”) marketing authorization or Japanese PMDA marketing authorization. In some instances, we have identified a need for, and sought and obtained new regulatory approvals for these changes or modifications.
As permitted by applicable law, FDA allows device manufacturers to internally analyze and document a decision that a new clearance or approval is viewed by the manufacturer as unnecessary. Accordingly, we have made certain changes and modifications to our iRhythm ACM Systems in the past that we believe did not require additional clearances or approvals by FDA.

Such internal decisions are, however, subject to review by FDA, and may require additional action in the event FDA questions earlier internal decision-making. For example, FDA raised questions in the warning letter issued on May 25, 2023 regarding certain changes and modifications to Zio AT for which we did not make 510(k) submissions, and rather documented our analysis in letters to file. We have recently (following, and in alignment with, discussion with FDA) submitted an updated 510(k) to address Zio AT modifications that were, prior to our receipt of the warning letter, previously documented in letters to file. In October 2024, following, and in alignment with, discussion with FDA, we received FDA 510(k) clearance for these design updates, as well as additional 510(k) clearance relating to further enhancements to Zio AT.
In instances where FDA, an EU/UK Notified/Approved Body, the PMDA or the Swiss regulatory body disagrees with our internal analysis and decision that a new or additional approval or marketing authorization or certification is not needed for any such modifications, we may be required to recall and/or stop the distribution of the impacted iRhythm ACM System and/or correct the labeling for such iRhythm ACM System. We may be required to submit a new marketing application or certification, which could require additional testing or other supporting data, a redesign of a product, or otherwise impact the provision of services. In these circumstances, the process may require engagement with regulators to resolve concerns and reach a resolution for a product, and we may be subject to significant enforcement actions.
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
As a manufacturer of medical devices, we are subject to extensive regulation and related compliance requirements. Noncompliance and even allegations of noncompliance with these wide-ranging requirements may subject us to high compliance costs to remediate or defend against allegations of noncompliance, as well as enforcement action from U.S. federal or state regulators and enforcement authorities. Regulators may interpret or apply reportability or field action requirements differently than a company, which can result in enforcement risk. Actions to which a company may be subject could include the issuance of warning letters, adverse publicity, seizures, prohibitions on product sales, recalls, and civil and criminal penalties, any one of which could significantly impact our manufacturing supply and provision of services and impair our financial results. Failure to maintain full compliance with the requirements of FDA's QMSR, the EU MDR, the UK MDR, the Japanese QMS and the Swiss MedDO could result in similar disruptions in these markets. Furthermore, even if we adhere to regulatory standards and expectations in our corrective actions, the public nature of such actions can result in broader negative publicity and perceptions, which could harm our reputation.
Our design and manufacturing facilities and processes and those of certain third-party suppliers are subject to FDA and state, as well as EU, UK, Japanese and Swiss regulatory inspections for compliance with various medical device regulations and standards, including FDA, EU MDR, UK MDR, Japanese QMS and Swiss MedDO requirements. Developing and maintaining a compliant quality system is time consuming and investment intensive. Requirements and standards may change and evolve over time, and we will need to adapt. For example, FDA has issued final regulations on updates to FDA's QSR, now referred to as the Quality Management System Regulation or QMSR, which harmonizes key areas of quality management for device manufacturers in alignment with global regulatory requirements including ISO 13485:2016 and clause 3 of ISO 9000:2015. These regulations took effect on February 2, 2026. While the QMSR is now in effect, the transition presents some uncertainties relative to FDA practices and expectations in upcoming inspections of device quality systems.
We are required to file various reports with FDA, as well as EU, UK, Japanese and Swiss regulators, including reports required by each jurisdiction’s adverse event, certain malfunctions, and field action reporting regulations. These reports are often required if our iRhythm ACM System may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. They may also be reasonable, necessary, or prudent for a range of other reasons relating to the importance of gathering information in the post marketing setting and managing risk throughout the product lifecycle, or to address requests from regulators to increase or expand the scope of reporting. An increase in the reporting of events associated with the use of our products and services from us or others and any delays to the filing of reports may increase regulator and public scrutiny, especially given that these reports are typically publicly available information in most jurisdictions, including the United States, which could harm our business.
If we initiate a field action (whether a “correction” made relative to a device that remains in the field, which could be through a labeling or software update, or “removal” or “recall” and return of that device to us, or field advisory notices) to reduce a risk to health posed by our iRhythm ACM System, we would be required to report the Correction or Removal to FDA and, in many cases, similar reports to other regulatory agencies.
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
•The Customer Advisory Notice we initiated September 28, 2022 to Zio AT customers, and our reports to FDA under 21 C.F.R. Part 806, regarding a Zio AT labeling correction involving additions and modifications to Zio AT labeling precautions relating to the device’s maximum transmission limits during wear, and also to the need for healthcare providers to complete registration to initiate monitoring services. FDA classified this field action as a Class II Recall following our initial 806 report and although we believe we have completed the distribution of the Advisory Notice to our identified impacted customers and requested the closure of this field action in March 2023, the status remains open in the public FDA recall database. and FDA has not yet confirmed the termination or completion of this recall to us.
•Our May 25, 2023 receipt of a warning letter from FDA alleging non-conformities to regulations for medical devices, including medical device reporting requirements, relating to our Zio AT System and medical device quality system requirements. We submitted a timely response to FDA in June 2023 and are continuing to work with the agency to address the issues outlined in the warning letter, including specific dialogue on key topics and our planned path forward. As part of this dialogue we agreed to make two 510(k) submissions relating to Zio AT. On October 21, 2024, we were granted FDA clearance for one 510(k) encompassing design updates that had previously been documented through letters to file. On October 30, 2024 we were granted FDA clearance on a second 510(k) submission related to design modifications and labeling updates for Zio AT.
•Our retrospective submission of certain Medical Device Reports in the fourth quarter of 2023, as part of our commitments following FDA 483 observations and the FDA warning letter issued on May 25, 2023.
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
Our iRhythm ACM Systems and iRhythm Services are not intended to be prescribed or ordered for use as an emergency system. They are not intended for critical care patients or patients suspected of life-threatening arrhythmias who require inpatient or emergency ECG monitoring. Given the nature of arrhythmias and the patient population for which our iRhythm Services are ordered by physicians, in which there may be several health conditions present, there are instances in which a patient may experience a medical event during the wear period of an iRhythm ACM System. In some cases, it may be medically and logistically challenging to obtain information sufficient to definitively determine all contributing factors to an event. In some instances, we may receive initial reports of complaints from the qualified cardiac technicians or through our customer service representatives. The initial reports of these non-physicians are likely to contain information that requires verification and further investigation.
In addition, even though our services and their associated devices are not intended to recognize, detect, or initiate response to terminal end-of-life events, a patient may nevertheless be wearing a Zio device when they experience such an event. Given the functionality of our technology and our services, we may become aware of data reflecting a non-survivable, end-of-life cardiac event. We or others (such as healthcare professionals, patients, or family members) may report such events even where it does not appear to us that our device caused or could have prevented an end-of-life event. Given the structure of such reporting to FDA the full medical context is not generally available to the public, which may cause additional scrutiny, questions, or concerns regarding our products and services. For example, in the fourth quarter of 2023, as part of our commitments following FDA Form 483 observations and the FDA warning letter issued on May 25, 2023, we retrospectively submitted certain Medical Device Reports to FDA, and the publicly available information in these reports may receive additional scrutiny.
We are subject to FDA requirements to investigate complaints about our iRhythm ACM Systems. If we do not effectively manage and monitor our complaint-handling procedures, we may be subject to regulatory enforcement action, litigation risks, and risk of negative publicity.
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
•key components of our iRhythm ACM Systems are provided by a sole or single supplier or limited number of suppliers, and we do not maintain large inventory levels of these components; if we experience a shortage or quality issues in any of these components, we would need to identify and qualify new supply sources, which could increase our expenses and result in manufacturing delays;

•the extent to which we become dependent upon others for the manufacture of our iRhythm ACM Systems which could adversely affect our future profit margins and our ability to market our iRhythm Services;
•global demand and supply factors concerning commodity components common to all electronic circuits, including iRhythm ACM Systems, could result in shortages that manifest as extended lead times for circuit boards, which could limit our ability to sustain and/or grow our business;
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
If we were unable to successfully manufacture our iRhythm ACM Systems in sufficient quantities, or to maintain sufficient capacity to provide our iRhythm Services, it would materially harm our business.
We depend on third-party vendors for the supply and manufacture of certain components of our iRhythm ACM Systems, as well as for other aspects of our operations.
We rely on third-party vendors for components and sub-assemblies used in our iRhythm ACM Systems and in connection with certain logistical aspects of our iRhythm Services. Our reliance on third-party vendors subjects us to a number of risks, including:
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
•inability of the manufacturer or supplier to comply with our quality criteria and specifications and, where applicable, the QMSR, state regulatory authorities, and, in some cases, the Notified Body audits;
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

We also rely on certain third-party vendors in connection with the analysis we perform to create diagnostic reports for our iRhythm Services, which is dependent upon a recording made by each iRhythm ACM System. For long-term continuous monitoring utilizing our Zio XT System, for example, requires the physical return of the Zio XT to one of our clinical centers and we predominantly rely on the U.S. Postal Service (“USPS”) to perform this delivery service. Delivery of the Zio XT to one of our clinical centers may be subject to disruption to the USPS delivery infrastructure. Further, for the MCT monitoring services utilizing our Zio AT System, we rely on the provision of cellular communication services for the timely transmission of patient information and reportable events. The reliability of the electronic communication and cloud services required for these operations are subject to natural disasters, labor disruptions, human error, and infrastructure failure. Any of these disruptions may render it difficult or temporarily impossible for us to provide some or all our iRhythm Services and bill for those services, adversely affecting our operating results, causing significant distraction for management, and negatively impacting our business reputation. We also expect that our reliance on third-party vendors will increase as our business grows, exposing us to increased harm if such disruptions occur.
We have incorporated and continue to work to further incorporate AI into our products, services, and internal operations. Implementation of AI and machine learning technologies may result in legal and regulatory risks, reputational harm, or other adverse consequences to our business.
We have and are continuing to incorporate AI, including machine learning (including generative and predictive) algorithms, in certain of our products, services and internal operations, including in our MCT Services with our Zio AT System, which is intended to enhance their operation and effectiveness internally and for physicians and patients. Our research and development of such technology remains ongoing. AI innovation presents risks and challenges that could impact our business. Issues relating to the use of new and evolving technologies such as AI that we integrate into our products, services and internal operations may cause us to experience brand or reputational harm, competitive harm, legal liability, new or enhanced governmental or regulatory scrutiny, and to incur additional costs to resolve such issues. As with many innovations, AI presents risks and challenges that could undermine or slow its adoption, and therefore harm our business to the extent we increase our reliance on AI in the future. Moreover, our competitors may introduce AI technologies and features into their products and services that achieve greater market acceptance that ours. Additionally, AI algorithms may be flawed or datasets may be insufficient or contain biased information resulting in perceived or actual negative outcomes. AI solutions may be controversial because of their impact or perceived impact on human rights, privacy, employment, or other social, economic, or political issues, or if we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI models and systems, we may experience brand, reputational, and/or competitive harm, or could face legal liability. In a healthcare context, model drift, explainability limits and reliance on de-identified or synthetic data that may be re-identifiable can exacerbate these risks. If the output that AI algorithms assist in producing are or are alleged to be inaccurate, deficient, or biased, our business, financial condition, and results of operations may be adversely affected. Developing, testing and deploying AI systems may also increase the costs of our product offerings due to the nature of the computing costs involved in such systems, which could impact our revenue and adversely affect our business and operating results.
Many countries and regions, including the EU, have proposed or passed new and evolving regulations related to the use of AI and machine learning technologies. The regulations may impose onerous obligations and may require us to unexpectedly rework or reevaluate improvements to be compliant. In particular, the AI Act, which was adopted and entered into force in 2024 and is currently being implemented in phases since August 2024, has a material impact on the way AI is regulated in the EU, may affect our use of AI technologies, and may require additional compliance measures and changes to our operations and processes. In the United States, there is ongoing tension between the states and the federal government over how best to regulate the use of AI. It is possible that new laws and regulations will be adopted in the United States and elsewhere, or that existing laws and regulations may be interpreted, in ways that would affect our operations. AI used in or as part of medical devices and other “high-risk” systems will be subject to prescriptive risk management, data governance, transparency, human oversight, and post-market monitoring obligations, which may require product, process, and documentation changes and could delay or limit deployment timelines. Use of AI technologies may expose us to an increased risk of regulatory enforcement and litigation. Additionally, our insurance coverage may not extend to all AI-related risks and may not cover us for all losses for errors or omissions caused by AI. Furthermore, the integration of third-party AI models with our platform relies on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to the accuracy, bias, and other variables of the data, and these safeguards may be insufficient. Moreover, some of the AI features involve the processing of personal data and may be subject to laws, policies, legal obligations, and codes of conduct related to privacy and data protection. AI development and deployment practices could subject us to competitive harm, regulatory enforcement, increased cyber risks, reputational harm, and legal liability.

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
•increased risk of litigation or administrative proceedings in connection with product liability claims, driven in part by a growing third-party litigation funding market in the EU as well as legal and regulatory reform across product safety and product liability such as the EU Product Liability Directive (recently updated by Directive (EU) 2024/2853 to cover digital products like AI software), which makes it easier for individuals to claim compensation for harm caused by unsafe goods on the EU market, and further implementation of the collective redress regime which may lead to group claims in respect of medical devices;
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
•compliance risks under the EU and UK General Data Protection Regulation (collectively, the “GDPR”), including restrictions on the cross-border transfers of personal data, as applicable;
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
•compliance risks associated with new or upcoming regulations associated with AI applicable to Software as a Medical Device, including compliance with the EU AI Act; and
•compliance risks associated with existing, new or upcoming requirements and expectations associated with medical device cybersecurity.
Any of these factors may require significant resources to address and could significantly harm our future international expansion and operations and, consequently, our revenue and results of operations.
Our success depends on our ability to attract and retain senior management and key personnel.
Our success depends on our ability to retain our senior management and to attract and retain qualified personnel in the future. Competition for senior management personnel, as well as salespersons, scientists, clinicians, and engineers, is intense and we may not be able to retain our personnel. The loss of key personnel, including key members of our senior management team or members of our board of directors, as well as certain of our key finance, legal, regulatory, research and development, quality, and clinical personnel, could disrupt our operations and have a material and adverse effect on our ability to grow our business. Each of our officers may terminate their employment at any time without notice and without cause or good reason. The loss of a member of our senior management team or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. We have experienced significant changes in our executive leadership in recent years and we may experience further changes in executive leadership in the future.
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
Failure to receive the iRhythm ACM System patches used for the provision of the iRhythm Services we provide may result in a loss of capital as well as revenue where the receipt of returned devices and processing of data retrieved from returned devices is required to provide our iRhythm Services.
Our iRhythm ACM System patches and gateways are provided to patients either (1) during in-office visits with a healthcare provider or (2) remotely via at-home hookup. We have also seen hybrid situations where accounts, in response to staffing shortages, provide in-clinic Zio device packages to patients for application at home. Although in all three scenarios there is the potential that a patient will not return the device(s) at the conclusion of the wear period, home hookups historically result in a higher likelihood that the patient will fail to return his or her device, which negatively impacts our financial condition when we are unable to provide the iRhythm Services. For example, when the patient returns a Zio monitor to us at the end of the patient wear period, we provide the Zio monitor services, which include the end of service report based on the data stored on the Zio monitor, after which we submit a claim to the relevant payor or to the patient for the services rendered. If a patient fails to return a device, we experience financial losses, which include the cost of the device as well as the loss of potential revenue for the service that is contingent on the returned device for the submission of the associated claim.
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

In addition, we will likely face risks, uncertainties, and disruptions associated with the integration process, including difficulties in the integration of the operations and services of any acquired company, integration of acquired technology with our iRhythm Services, including our iRhythm ACM Systems, diversion of our management’s attention from other business concerns, the potential loss of key employees or suppliers of the acquired businesses, and impairment charges if future acquisitions are not as successful as we originally anticipated. We may also face challenges integrating cybersecurity and data protection controls, heightened external scrutiny on acquired IP rights, regulatory exclusivity periods, and confidentiality agreements, and successor liability imposed by regulators for actions by a target prior to acquisition. If we fail to successfully integrate other companies, products, or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity or equity-linked securities to pay for any future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. In addition, our operating results may suffer because of acquisition-related costs, amortization expenses, investment required to address risks associated with the acquisition, or charges relating to acquired intangible assets.

We also regularly evaluate a variety of other potential strategic transactions, including equity and other investments and strategic alliances. Equity and other investments and strategic alliances pose additional risks, as we could share ownership and, in some cases, management responsibilities with one or more other parties whose objectives may diverge from ours over time; who may not have the same priorities, strategies, or resources as we do; or whose interpretation of applicable policies may differ from our own.
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
We are currently exploring opportunities to expand into the market of sleep apnea screening and diagnostics, which carries unique regulatory requirements and represents an ongoing area of focus for government enforcement. Commercialization of new products and services in the sleep testing space will require a significant investment of time and resources. If we are unable to successfully execute on these opportunities, it could have an adverse affect on our reputation, business, and results of operations.
We continue to devote time and resources into exploring the sleep apnea screening and diagnostics market. We do not anticipate meaningful revenue from any such opportunities to expand into the sleep apnea screening and diagnostics market for the foreseeable future. If we fail to capitalize on these opportunities, we may face threats from our competitors should they be able to commercialize products and services in the home sleep testing (“HST”) space on a more expeditious timeline. Additionally, any new HST product or service offering will be subject to specific requirements to qualify for reimbursement under Medicare and Medicaid and by third-party commercial payors. Improper billing activities related to HST product or service offerings have been an area of significant government scrutiny in recent years. Failure to comply with the myriad, complex legal and regulatory requirements surrounding the provision of sleep apnea diagnostics could subject us to substantial civil or criminal penalties, exclusion from participation in the Medicare program, reputational harm, and other adverse consequences to our business and results of operations.

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
Beginning in the third quarter of 2022, we engaged third-party service providers to support certain customer care and clinical operations of our IDTFs. We have developed operational and technical controls to limit the work performed by these vendors consistent with our interpretation of the Medicare coverage exclusion of services furnished outside the United States, other applicable laws and regulations, and any requirements imposed pursuant to our contracts with commercial payors. If these controls do not work as intended, or if regulators or commercial payors disagree with our interpretation of these requirements and their application to our operations, we may be subject to a requirement to return funds already paid to us, civil monetary penalties, other government enforcement, as highlighted by a 2022 settlement of an enforcement action brought against our competitor, BioTelemetry, Inc., with respect to the support of certain clinical operations by vendors performing work outside the United States, and termination of contracts with commercial payors, as well as the loss of revenue associated with those contracts.
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
•the federal AKS, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs;
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
•Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which impose certain requirements for privacy, security, and electronic transmission of individually identifiable health information and establish criminal liability for knowingly making false statements or concealing material facts in connection with the delivery of or payment for healthcare benefits, items, or services;
•the GDPR, which provides legal requirements for the handling and disclosure (including across borders) of personal data collected in the EU and the UK;
•FDA’s Code of Federal Regulations, including but not limited to, 21 CFR Parts 820, 803, 806, and 801, that outlines requirements for medical device design, testing, marketing authorization, manufacturing, labeling, distribution, and post-market surveillance requirements;
•the EU MDR that outline requirements for medical device CE marking;
•the UK MDR, which, post the UK’s withdrawal from the EU, replaces the CE marking requirement for medical devices sold in the UK with a UKCA mark;
•the Swiss MedDO, which governs the approval and importation requirements of medical devices into Switzerland;
•the Japanese PMDA, which outlines comprehensive standards for the design, evaluation, marketing approval, production, labeling, distribution, and ongoing monitoring of medical devices in Japan; and
•state law equivalents of each of the above U.S. federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of individually identifiable information in certain circumstances (e.g., the Telephone Consumer Protection Act, the CAN-SPAM Act, and state privacy, consumer protection, and data breach notification laws), many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
These laws are broad in scope and available exceptions and exemptions are narrow; it is possible that some of our activities could be subject to challenge under one or more of such laws. Any action brought against us for violations of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal FCA including mandatory treble damages and significant per-claim penalties. If the government decides to intervene and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. In 2025, whistleblowers filed 1,297 qui tam lawsuits under the FCA—the highest number in a single year—and whistleblowers are becoming increasingly willing to pursue cases on their own following a declination by the government. For violations assessed after July 3, 2025, the minimum FCA penalty increased from $13,946 to $14,308 per claim and the maximum penalty increased from $27,894 to $28,619 per claim. In addition, FCA lawsuits may expose defendants to follow-on claims by private payers based on fraudulent marketing practices. Recent growth in FCA litigation has increased the risk that companies will have to defend a false claim action, and pay settlements, fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and/or be excluded from Medicare or other federal and state healthcare programs. For example, our industry has experienced recent FCA enforcement, including a December 2023 settlement by BioTelemetry, Inc. and its subsidiary LifeWatch Services Inc. involving allegations that these companies submitted claims to federal programs for a higher level of remote cardiac monitoring than physicians had intended to order or that was medically necessary, thus inflating the level of reimbursement paid, which highlights the importance of compliance with the rules and regulations governing claims submitted to federal healthcare programs.

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
Changes in applicable laws or regulations or the interpretation or enforcement policies of regulators governing our medical devices, IDTFs and iRhythm Services may constrain or require us to restructure our operations or adapt certain business strategies, which may harm our revenue and operating results.
Healthcare laws and regulations, and interpretations of the same, change frequently and may change significantly in the future. We may not be able to adapt our operations to address every new regulation or interpretation, and new regulations or interpretations may adversely affect our business. For example, FDA has taken novel steps in recent years to regulate MCT devices—including Zio AT—through administrative actions including development of Product Code QYX and assignment of that Product Code to certain devices already on the market, and also to applicants seeking 510(k) clearance for devices used in MCT monitoring services. FDA’s inclusion in the Product Code’s “Definition” of “Outpatient Cardiac Telemetry” devices certain activities in the purview of IDTFs and other monitoring locations presents the potential for these activities to be viewed as a component of the device subject to direct FDA oversight. It remains unclear how FDA will continue to interpret and enforce the device requirements for devices that FDA assigns to Product Code QYX.
There also remains general uncertainty regarding future government activities, including enforcement policies. For example, DOJ disbanded the CBP, which was responsible for enforcement of the FD&C Act. Following dissolution of the CPB, on September 25, 2025, DOJ announced a restructuring under which the Civil Division’s litigation work would be consolidated into a new Enforcement & Affirmative Litigation Branch, and the Health and Safety Unit housed within the Fraud Section of DOJ’s Criminal Division is now charged with criminal enforcement of the FD&C Act. The current presidential administration could also issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new diagnostic products or services. Alternatively, state governments may attempt to address perceived gaps in regulation or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the current presidential administration or state regulatory responses, there could be a material adverse effect on us and our business. We also cannot assure that a review of our business by courts or regulatory authorities would not result in a determination that adversely affects our revenue and operating results.
Our business could be negatively impacted by changes in the United States political environment.
Any policy changes as a result of the current presidential administration and Congress could significantly affect our business as well as the markets in which we operate. Specific legislative and regulatory proposals discussed during election campaigns and since inauguration that might materially impact our business include, but are not limited to, promoting access to healthcare via market competition and pricing transparency, enhancing flexibility and choice in healthcare at the state and individual level, prioritizing domestic production and increasing tariffs on imports (which may complicate and increase costs associated with our supply chain and our international expansion), and rolling back regulatory initiatives adopted under the previous administration. We cannot predict whether industry initiatives to seek tariff carve-outs for devices or other life sciences goods and products will be successful.
Some of these legislative and regulatory proposals have manifested to date in the form of specific tariff proposals, and actions to reduce the size of the federal government, including large-scale reductions in force at FDA. The loss of key personnel at FDA, including those in leadership positions, is likely to impact the operations at FDA, which could result in, among other things, delays or limitations on our ability to obtain guidance from FDA on our products, longer review times, and delays in obtaining regulatory approvals. The escalating global economic competition and trade tensions among the U.S. and its trading partners could have an adverse effect on our business, results of operations, financial condition and cash flows, and there is risk of additional tariffs and other kinds of restrictions. The current administration also has issued, and is expected to continue relying upon, executive orders to address a wide range of policy areas, some of which may impact our business. Examples of executive orders that have already been issued on public health and healthcare topics include orders seeking to promote healthcare price transparency, deliver most-favored-nation pricing for prescription drugs to patients and facilitate direct-to-consumer drug sales, promote domestic production of pharmaceutical products, and expand access to in vitro fertilization. Such political developments may require us to allocate significant time, resources, and expense to modifying our policies and procedures, processes, systems, and practices to ensure compliance or adapt to the new regulatory climate, particularly to the extent such actions are subject to protracted and uncertain legal challenges. To the extent changes in the political environment have a negative impact on us or on our markets, our business, results of operation, and financial condition could be materially and adversely affected in the future.
Our business relies on orders from licensed healthcare providers, and the continuing clinical acceptance and adoption of our iRhythm Services depends upon strong working relationships with healthcare providers, including physicians. These relationships, interactions, and arrangements are subject to a high degree of scrutiny by government regulators and enforcement bodies.
As a CMS-enrolled IDTF, we may only provide our iRhythm Services upon receipt of a valid order from a licensed healthcare provider for use in the diagnosis and treatment of a patient’s medical condition. Accordingly, our revenue and the success of our business rely on the continued clinical acceptance and adoption of our iRhythm Services by healthcare providers whose patients require remote cardiac monitoring services. In addition to continuing to demonstrate the clinical value of our iRhythm Services, we also must support widespread clinical acceptance and adoption of our iRhythm Services by maintaining strong working relationships with these healthcare providers, including physicians. However, as we work to establish and maintain these relationships, we face significant scrutiny of these relationships, interactions, and arrangements by government regulators and enforcement agencies. Failure to structure and maintain these relationships, interactions, and arrangements in compliance with applicable laws and regulations, including those targeted at fraud and abuse like the AKS and the FCA, could expose us to significant legal and financial repercussions, including government civil and criminal investigations, civil monetary penalties, criminal penalties, and/or exclusion from federal healthcare programs.
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
We may also seek to communicate certain information with physicians and scientists and their practices and health systems or with payors and similar entities, and may rely on a range of laws, regulations, regulatory guidance governing topics, including scientific exchange, and communication of healthcare economic information and product information under the Preapproval Information Exchange Act. FDA's final guidance, issued in January 2025, on communication of scientific information on unapproved uses of cleared/approved medical products with HCPs further illustrates the agency’s focus on ensuring that such communications to those in a position to order or prescribe products are consistent with available scientific data and subject to organizational controls maintaining separation and distinction from promotional marketing.
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
Regarding patients for whom we have received a valid order for our iRhythm Services, we may send or make text messages, emails, phone calls, and other communications for various informational, business purposes, including to confirm accurate demographic and payor information or to assist a patient via a home hookup. Communication-related laws may require consent prior to certain communications and provide a specified monetary damage award or fine for each violation which could result in particularly significant damage awards or fines. For example, under the Telephone Consumer Protection Act (“TCPA”), plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and up to $1,500 per violation for willful or knowing violations, and courts may award injunctive relief. In the wake of a 2021 decision by the U.S. Supreme Court that limited the applicability of the TCPA, several states have enacted or introduced legislation that would regulate text messages and certain telephone calls to individuals and, in some instances, impose stricter requirements than federal law. Certain non‑marketing healthcare messages may qualify for limited TCPA exemptions if specific conditions are met (e.g., content limits, frequency caps, opt‑out, and no charge to the recipient). We may be subject to lawsuits (including class-action lawsuits) containing allegations that our business violated the TCPA or other communications laws. These lawsuits may seek damages (including statutory damages) and injunctive relief, among other remedies. We also may face enforcement by the Federal Communications Commission (including under the Telemarketing Sales Rule and Do‑Not‑Call provisions) and state attorneys general. A determination that there have been violations of the TCPA or other statutes regulating communications with patients could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.

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
Our operations may be directly or indirectly affected by various broad state and federal healthcare fraud and abuse laws, including the federal AKS, the FCA, the Anti-Mark Up Rule, and the Medicare Beneficiary Inducement Statute. For some of our services, we directly bill physicians or other healthcare entities, that, in turn, bill payors, and the amounts we bill may include a risk-based pricing component. We are also developing alternative service delivery models that include using our Zio monitor System or Zio XT System to screen at-risk patient populations as part of a value-added service offered by managed care organizations, including Medicare Advantage Organizations, to qualifying participants. Although we have endeavored to properly design these billing and service models and structure our program development efforts, including related affiliations and relationships with physicians or other healthcare entities, to comply with applicable laws and regulations, these types of initiatives may draw a high degree of scrutiny and may subject us to assertions of non-compliance. If our past, present, or future operations are found to be in violation of fraud and abuse laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment, and exclusion from Medicare program participation. Furthermore, if we knowingly file, or “cause” the filing of, false claims for reimbursement with government programs such as Medicare, we may be subject to substantial civil penalties, including treble damages.
Risks Related to Financial and Accounting Matters
Our failure to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
As a public company, we are subject to certain reporting requirements, including those under the Sarbanes-Oxley Act, which requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In order to maintain and improve the effectiveness of our internal controls and disclosure controls and procedures, we have expended, and anticipate that we will continue to expend, significant resources, including accounting related costs and significant management oversight.
Maintaining effective internal control and disclosure controls and procedures requires ongoing attention and resources. We continue to seek improvements to enhance our control environment and to strengthen our internal controls to provide reasonable assurance that our financial statements continue to be fairly stated in all material respects.
If we discover weaknesses in our system of internal financial and accounting controls and procedures, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
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
•our inability to manufacture an adequate supply of our iRhythm ACM Systems to support demand for our iRhythm Services at appropriate quality levels and acceptable costs;
•possible delays in our research and development programs or in the completion of any third-party clinical trials relating to our iRhythm Services;
•a lack of acceptance of our iRhythm Services, including our iRhythm ACM Systems, by physicians and potential patients;
•the inability of patients to receive reimbursements from third-party payors;
•the purchasing patterns of physicians and patients, including as a result of seasonality;
•failures to comply with regulatory requirements, which could lead to withdrawal of our iRhythm Services, including our iRhythm ACM Systems, from the market;
•our failure to continue the commercialization of our iRhythm Services;
•competition;
•inadequate financial and other resources; and
•global business, political, and economic conditions, including inflation, interest rate volatility, cybersecurity events, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, potential instability in the global banking system, political instability, and military hostilities, including ongoing geopolitical conflicts, such as the war in Ukraine and conflicts in the Middle East and Venezuela.
Further, we recognize a portion of our revenue from non-contracted third-party commercial payors. For example, during the year ended December 31, 2025, revenue from non-contracted third-party commercial payors accounted for approximately 7% of our total revenue. We have limited visibility as to when we will receive payment for our iRhythm Services with non-contracted payors and we or our third party billing vendors must appeal any negative payment decisions, which often delays collections further. Additionally, a portion of the revenue from non-contracted payors is received from patient co-pays, which we may not receive for several months following delivery of service or may not receive at all. For revenue related to non-contracted payors, we estimate an average collection rate based on factors including historical cash collections. Subsequent adjustments, if applicable, are recorded as an adjustment to revenue. Fluctuations in revenue may make it difficult for us, research analysts, and investors to accurately forecast our revenue and operating results or to assess our actual performance. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.
We have a history of operating losses and may not achieve or sustain profitability in the future.
We have incurred net losses since our inception in September 2006. We generated net losses of $44.6 million and $113.3 million during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $803.4 million. We have financed our operations to date primarily through private and public offerings of equity and convertible debt securities and revenue generated by prescriptions of our iRhythm Services. We have and expect to continue to incur significant research and development, sales and marketing, regulatory, and other expenses as we expand our marketing efforts to increase the prescription of our iRhythm Services, expand existing relationships with physicians, obtain regulatory clearances or approvals for our current or future services and related devices, conduct clinical trials on our existing and future services, and develop new services or add new features to our existing iRhythm Services. We also expect that our general and administrative expenses will continue to increase due to, among other things, the operational and regulatory burdens applicable to medical service providers that are public companies. As a result, we may continue to incur operating losses in the future. These losses, among other things, may have an adverse effect on our stockholders’ equity and the value of our common stock.

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
•our ability to scale our manufacturing operations to meet demand for the iRhythm ACM Systems used in our current and any future iRhythm Services or other offerings;
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
Our ability to use our net operating losses (“NOLs”) to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state law provisions, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. Sections 382 and 383 of the Code place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. We could experience an ownership change that might limit our use of NOLs and tax credits in the future. In addition, realization of deferred tax assets, including NOL carryforwards, depends upon our future earnings in the applicable tax jurisdictions. If we have insufficient future taxable income in the applicable tax jurisdiction for any reason, including as a result of any future corporate reorganization or restructuring activities, we may be limited in our ability to utilize some or all of our net operating losses to offset such income and reduce our tax liability in that jurisdiction. See Note 10, Income Taxes to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K (the “Consolidated Financial Statements”) for additional information.
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
We are involved in legal proceedings related to securities litigation, patent litigation and other matters and may become involved in other legal proceedings that arise from time to time in the future. For example, as discussed further in Note 8, Commitments and Contingencies, to the Consolidated Financial Statements, a putative securities class action lawsuit was filed against iRhythm Technologies and certain of its then current and former officer alleging violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, and two patent lawsuits have been filed against iRhythm Technologies by companies affiliated with Baxter International.
Any claims against us or our subsidiaries, whether meritorious or not, can be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention, and divert significant resources. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate and subject to change. Litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. Given the uncertain nature of legal proceedings generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome. We could incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.
In addition, healthcare companies are subject to numerous investigations and inquiries by various governmental agencies. For example, as discussed further in Note 8, Commitments and Contingencies, to the Consolidated Financial Statements, in March 2021, we received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California requesting information related to communications with FDA and our iRhythm ACM Systems, and, in September 2021, received a subpoena requesting additional information. On April 4, 2023, we received a Subpoena Duces Tecum from the Consumer Protection Branch, Civil Division of the DOJ, requesting production of various documents regarding our products and services. In addition, on May 25, 2023, we received a warning letter from FDA, which resulted from the inspection of our facility located in Cypress, California that concluded in August 2022. The warning letter alleged non-conformities to regulations for medical devices, including medical device reporting requirements, relating to our Zio AT System and medical device quality system requirements. On July 15, 2024, FDA initiated inspections of our Cypress and San Francisco facilities. We received 483 observations at the close of the inspection. On December 12, 2025, we received a civil investigative demand from DOJ’s Civil Division’s Commercial Litigation Branch seeking information and documents related to Zio AT and our associated claims for reimbursement. We have cooperated, and are continuing to cooperate, fully in connection with these matters.
Further, three decisions from the U.S. Supreme Court in July 2024 may lead to an increase in litigation against regulatory agencies that could create uncertainty and thus negatively impact our business. The first decision overturned established precedent that required courts to defer to regulatory agencies’ interpretations of ambiguous statutory language. The second decision overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. The third decision extended the statute of limitations within which entities may challenge agency actions. These cases may result in increased litigation by industry parties against regulatory agencies and impact how such agencies choose to pursue enforcement and compliance actions. However, the specific, lasting effects of these decisions, which may vary within different judicial districts and circuits, is unknown. We also cannot predict the extent to which FDA and SEC regulations, policies, and decisions may become subject to increasing legal challenges, delays, and changes.

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
We rely on a combination of patents, copyrights, trademarks, trade secret laws, confidentiality and invention assignment agreements with employees and third parties, unfair competition, and other related laws to protect our intellectual property rights. Our patents and patent applications are directed to covering key aspects of the design, manufacture, and use of our iRhythm Services, including our iRhythm ACM Systems.
Third parties may assert infringement or misappropriation claims against us with respect to our current or future devices and services, including our iRhythm ACM Systems. We are aware of numerous patents issued to third parties that may relate to aspects of our business, including the design and manufacture of the iRhythm ACM Systems used in connection with our iRhythm Services. Whether a device or service infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Further, the intellectual property ownership and licensed rights, including patent rights, surrounding AI technologies, which we are increasingly building into our products and services, have not been fully addressed by U.S. courts or other federal, state or foreign laws or regulations, and the use or adoption of AI technologies in our products and services may expose us to copyright infringement, patent infringement, or other intellectual property misappropriation claims. Our competitors may assert that our iRhythm ACM Systems or the methods we employ to deliver our iRhythm Services are covered by U.S. or foreign patents held by them and we may be required to settle such allegations in the future. This risk is exacerbated by the fact that there are numerous issued patents and pending patent applications relating to remote cardiac monitoring services and the associated devices granted to third parties. There may be existing patents or patent applications now pending by third parties of which we are unaware that may later result in issued patents that our iRhythm Services, including our iRhythm ACM Systems, inadvertently infringe. As the number of competitors in the remote cardiac monitoring market grows, the possibility of patent infringement by us or a patent infringement claim against us increases. If we are unable to successfully defend any such claims as they may arise or enter into or extend settlement and license agreements on acceptable terms or at all, our business operations may be harmed.
Any infringement or misappropriation claim could cause us to incur significant costs, place significant strain on our financial resources, divert management’s attention from our business, and harm our reputation. In addition, if the relevant patents are upheld as valid and enforceable and we are found to infringe such patents, we could be prohibited from using any portion of our iRhythm Services, including our iRhythm ACM Systems, that is found to infringe such patent unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain a license on terms acceptable to us, if at all, and we may not be able to redesign our iRhythm Services, including our iRhythm ACM Systems, to avoid infringement. We may be unable to maintain or renew licenses on terms acceptable to us, if at all, and we may be prohibited from selling any portion of our iRhythm Services, including our iRhythm ACM Systems, that required the technology covered by the relevant licensed patents. Although patent and intellectual property disputes in the healthcare and medical devices area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and would likely include ongoing royalties. Even if we are able to redesign our iRhythm Services, including our iRhythm ACM Systems, to avoid an infringement claim, we may not receive FDA approval for such changes in a timely manner or at all.
In addition, licensing or acquiring technologies from third parties exposes us to increased risk of being the subject of intellectual property infringement and vulnerabilities due to, among other things, our lower level of visibility into the development process with respect to such technology and the care taken to safeguard against risks. We currently rely on or incorporate, and will in the future rely on or incorporate, technology that we license from third parties, including software, into our solutions. We cannot be certain that our licensors do not or will not infringe on the intellectual property rights of third parties or that our licensors have or will have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our platform. Some of our agreements with our licensors may be terminated by them for convenience, or otherwise provide for a limited term. If we are unable to continue to license technology because of intellectual property infringement claims brought by third parties against our licensors or against us, or if we are unable to continue our license agreements or enter into new licenses on commercially reasonable terms, our ability to develop and sell solutions and services containing or dependent on that technology would be limited, and our business, including our financial conditions, cash flows and results of operations could be harmed. Additionally, if we are unable to license technology from third parties, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner, or at all, and may require us to use alternative technology of lower quality or performance standards. This could limit or delay our ability to offer new or competitive solutions and increase our costs. Third-party software we rely on may be updated infrequently, unsupported or subject to vulnerabilities that may not be resolved in a timely manner, any of which may expose our solutions to vulnerabilities. Any impairment of the technologies or of our relationship with these third parties could harm our business, operating results, and financial condition.
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
Cybersecurity threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants or service providers to criminal or other unauthorized threat actors, including state-sponsored attackers. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, and contractors. Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber incidents can result from deliberate attacks or unintentional events. Over the past several years, cyber-attacks and other cyber incidents have become more prevalent and much harder to detect and defend against. These cyber-attacks and other incidents include unauthorized access to our network, information technology and data, and that of our of contractors and service providers; compromise of employee credentials and accounts; transmission of computer viruses and other malware; phishing and spamming attacks; ransomware attacks and other acts of cyber extortion; and malicious actions by persons inside our organization and other insider threats. For example, during the first quarter of 2024, we experienced a temporary delay in the billing of our contracted and non-contracted payer customers, performed by our third-party claims processing vendor. The delay was due to a cybersecurity incident experienced by Change Healthcare, a division of UnitedHealth Group, which one of our third-party vendors engages for services relating to billing and collections. The delay in billing resulted in a temporary delay in our cash collections. Risks related to our reliance on third-party vendors, industry concentration risks and single points of failure could materially affect our collections and operations. Additionally, the increasing use of mobile devices for remote access to our systems and data also increases these vulnerabilities and risks.
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
We have in the past been subject to cyber-attacks and data breaches and expect that we will be subject to additional cyber-attacks in the future and may experience future data breaches and other security incidents. Such incidents may impact the integrity, availability or confidentiality of the data we maintain or disrupt our information systems, devices or business, including our ability to deliver our services. As a result, cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our enterprise, information systems and data from attack, damage or unauthorized access remain a priority for us. Public company cybersecurity disclosure requirements may necessitate prompt disclosure of material incidents and enhanced risk management and governance disclosures, which could increase compliance costs and expose us to enforcement, shareholder litigation, and reputational harm if our controls are deemed inadequate. Our cyber insurance may not cover all losses, limits may be insufficient, and coverage could become more expensive or unavailable.
As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. If our Zio devices are subject to cybersecurity vulnerabilities leading to potential harm to patients or compromises data security and confidentiality, we may be required to initiate field actions, including device recalls, or subject to government inspections, investigations or enforcement actions. In addition to any other risks this may present, this could cause significant harm to our brand reputation and consumer trust in our devices.

The secure maintenance, processing, and transmission of data is critical to our business operations and we are dependent on sophisticated information technology systems to operate our business. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems, or failures to adequately scale our data platforms and architectures to support patient care could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. We have implemented multiple layers of security measures and monitoring to protect the confidentiality, integrity, and availability of this data and the systems and devices that store and transmit such data. Despite our security measures and business controls, which undergo routine testing internally and by external parties, our information technology and infrastructure may still be vulnerable to attacks. We also rely on third-party service providers, including cloud, claims, and payment vendors; their cybersecurity or availability failures could materially disrupt our operations, and we may have limited ability to monitor or control their security posture beyond contractual and diligence measures. Any resulting unauthorized access, disclosure, or other loss of information by us or one of our service providers could result in legal claims or proceedings, and liability under laws that protect the privacy of personal data and regulatory penalties, increase in operating expenses, incurrence of expenses, including notification, mitigation, and remediation costs, disrupt our operations and the services we provide to our clients, or damage our reputation, any of which could adversely affect our profitability, revenue, and competitive position.
Cyber-attacks aimed at accessing our devices and services, or related devices and services, and modifying or using them in a way inconsistent with our FDA marketing authorizations and regulatory certifications or approvals in the EU, Switzerland, Japan and the UK, could create risks to patients.
Medical devices are increasingly connected to the Internet, hospital networks, and other medical devices to provide features that improve healthcare and increase the ability of healthcare providers to treat patients and of patients to manage their conditions and are subject to extensive oversight from FDA and foreign regulatory authorities with requirements designed to manage the risks of cyber-attacks with the potential to impact patient safety. As such, cyber-attacks aimed at accessing our devices and services, or related devices and services, and modifying or using them in a way inconsistent with our FDA marketing authorizations and regulatory certifications or approvals in the EU, Switzerland, Japan and the UK, may create risks to patients and potential exposure to our company.
We are required to comply with various laws and regulations with respect to implementing appropriate cybersecurity measures to ensure our devices and services are not compromised or disrupted, which could lead to potential risk of harm or injury to patients. FDA has issued guidance on cybersecurity management of medical devices during post market, and cybersecurity considerations for quality systems in device premarket submissions. These guidance documents serve as an indicator of agency expectations for the cybersecurity oversight of the devices as they are deployed for use by patients and HCPs, and the assurance that cybersecurity is appropriately integrated into a company’s quality system. If we do not implement quality measures to manage cybersecurity and minimize or avoid risks of a potential cyber-attack that impacts our devices and services in a way that regulators deem satisfactory, this could impact our product applications and in addition we could be subject to a range of FDA enforcement action or investigation by other regulatory agencies or enforcement bodies including DOJ, and such a situation could trigger the need for a recall, a hold on the distribution of our products, or require other corrective actions to our products.
In the EU, a number of interlocking rules regulate cybersecurity for medical devices. For example, the new Cybersecurity Directive (EU) 2022/2555 (also known as the NIS 2 Directive (Network and Information Security) entered into force in January 2023. The EU NIS 2 Directive affects Critical National Infrastructure (CNI) providers, which includes the health sector and the manufacturers of medical devices considered to be critical during a public health emergency, as well as other covered entities. The requirements in the NIS 2 Directive will sit alongside the cybersecurity requirements addressed in the EU MDR, which are supplemented by specific guidance issued by the EU’s Medical Device Coordination Group. Additional EU and UK legislative developments, including product cybersecurity rules and evolving device software requirements, may impose further security-by-design, vulnerability handling, and reporting obligations applicable to our products and operations including the ePrivacy Directive, the Data Act, and the AI Act; however, the timing, scope, and impact of these measures remain subject to national implementing acts and other ongoing developments. In the UK, the government announced as part of its consultations on the future regulation of medical devices, that it intends to develop legislation to impose cybersecurity requirements for software as a medical device, including for AI.

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
In the ordinary course of our business, we collect, use and store, and transmit confidential and sensitive data, such as our proprietary business information and that of our suppliers, contractors, customers, vendors and others, as well as personal data, including health information, of these parties and of our patients. As a result, we are subject to several foreign, federal and state laws and regulations protecting the use, disclosure and confidentiality of certain personal data, namely individually identifiable information, and restricting the use and disclosure of that information. These laws include foreign, federal and state healthcare privacy laws, telehealth laws, breach notification laws and consumer protection laws. These frameworks impose stringent privacy and security standards and potentially significant non-compliance penalties and liability. U.S. and foreign legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. Further, if we fail to comply with applicable privacy laws, we could face civil and criminal penalties, or claims for breach of contract. In the United States, there are numerous federal and state patient and consumer, privacy and data security laws and regulations governing the collection, use, disclosure, protection and breach of personal data. HIPAA, for example, establishes privacy standards that limit the use and disclosure of individually identifiable health information (or “protected health information”); requires the implementation of reasonable administrative, physical and technological safeguards to protect the privacy and security of this information and ensure its confidentiality, integrity and availability; and sets forth notification standards in the event of a data breach. In addition, states have shown an increased interest in regulating personal data in general (for example, through state consumer privacy laws and data breach notification laws), and specifically with respect to consumer health data. Outside HIPAA, over a third of U.S. states have passed comprehensive state consumer privacy laws and several have passed consumer health data laws which impose additional consent, transparency, data minimization, geo-fencing, and third-party sharing restrictions that may apply to health-related data that is not regulated as protected health information, all of which are subject to active enforcement by state attorneys general.
Foreign data protection, privacy, and related laws and regulations can be more restrictive than those in the United States. For example, data localization laws in some countries generally mandate that certain types of data collected in a particular country be stored and/or processed solely within that country. Other foreign laws, such as the GDPR and Swiss data protection laws, impose strict requirements for processing and cross-border transfers of personal data outside of the EU, UK or Switzerland to a “third country,” including the United States, unless particular compliance mechanisms are implemented. The mechanisms that we and many other companies rely upon for such data transfers (for example, standard contractual clauses or the EU-U.S. and Swiss-U.S. Data Privacy Framework (“DPF”) and the UK extension to the DPF) are the subject of legal challenge, regulatory interpretation, and judicial decisions. While we maintain EU-U.S., Swiss-U.S. and UK-U.S. DPF certifications, we still rely on the standard contractual clauses for intercompany data transfers from the EU, Switzerland, and the UK to the United States in certain situations. As supervisory authorities continue to issue further guidance on personal data, we could suffer additional costs, complaints, or regulatory investigations or fines, and if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations and could adversely affect our financial results.

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
Historically, the market price of our common stock, like the securities of many other medical service providers that are public companies, has fluctuated. It is likely that our stock price will continue to be volatile in the future. In addition, the trading prices for our common stock and the common stocks of other medical service providers been highly volatile as a result of macroeconomic conditions, including inflation, interest rate volatility and ongoing geopolitical conflicts, such as the war in Ukraine and conflicts in the Middle East and Venezuela.
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
•terrorist acts, acts of war, or periods of widespread civil unrest, including ongoing geopolitical conflicts, such as the war in Ukraine and conflicts in the Middle East and Venezuela; and
•general economic, industry, and market conditions, including inflation, interest rate volatility, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, potential instability in the global banking system, and fluctuating foreign currency exchange rates.
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
As a result of our level of increased debt following the completion in 2024 of the offering of our 1.50% Convertible Senior Notes due 2029 of our wholly owned subsidiary, iRhythm Technologies, (the “2029 Notes”), of which we have provided a full and unconditional guarantee:
•our vulnerability to adverse general economic conditions and competitive pressures is heightened;
•we are required to dedicate a larger portion of our cash flow from operations to interest payments, limiting the availability of cash for other purposes;
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
Furthermore, neither we nor iRhythm Technologies are restricted under the terms of the indenture governing the 2029 Notes (the "Indenture") from incurring additional debt, securing future debt, recapitalizing our debt, repurchasing our stock, pledging our assets, making investments, paying dividends, guaranteeing debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on the 2029 Notes when due.
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
In connection with the pricing of the 2029 Notes, iRhythm Technologies entered into capped call transactions with the option counterparties. The 2029 Capped Calls are expected generally to reduce the potential dilution to our common stock upon conversion of the 2029 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2029 Notes, as the case may be, with such reduction and/or offset subject to a cap.

The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions at any point prior to the maturity of the 2029 Notes (and are likely to do so during any observation period related to a conversion of 2029 Notes or following any redemption or repurchase of 2029 Notes by us, in each case, if we elect to unwind a corresponding portion of the 2029 Capped Calls in connection with such conversion or such redemption or repurchase). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.
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
The 2029 Notes, although issued by iRhythm Technologies, our wholly owned subsidiary, are convertible into shares of our common stock. The conversion of some or all of the 2029 Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of such 2029 Notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2029 Notes may encourage short selling by market participants because the conversion of the 2029 Notes could be used to satisfy short positions, or anticipated conversion of the 2029 Notes into shares of our common stock could depress our stock price.
The conditional conversion feature of the 2029 Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the 2029 Notes is triggered, holders of the 2029 Notes will be entitled to convert the 2029 Notes at any time during specified periods at their option. Currently, holders of the 2029 Notes are entitled to convert through March 4, 2026 as a result of the Holding Company Transaction. If one or more holders elect to convert their 2029 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of the 2029 Notes do not elect to convert their 2029 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2029 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the 2029 Notes, could have a material effect on our reported financial results.
Under current accounting principles, we accounted for the entire amount of the 2029 Notes as debt on our balance sheet, as opposed to separately accounting for the liability and equity components of the 2029 Notes. Additionally, under the “if-converted” method, diluted earnings per share is generally calculated assuming that all the debt securities were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. However, if we were to make an irrevocable election to settle the principal amount of the 2029 Notes in cash, the if-converted method for calculating diluted earnings per share will only take into consideration the number of shares that would be issuable based on the extent to which the conversion value of such 2029 Notes exceeds their principal amount, provided the effect were dilutive. Furthermore, if any of the conditions to the convertibility of the 2029 Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the 2029 Notes as a current, rather than a long-term, liability. This reclassification could be required even if no holders convert their 2029 Notes and could materially reduce our reported working capital.

General Risk Factors
We may be impacted by domestic and global economic and political conditions, as well as natural disasters, severe weather, pandemics, and other catastrophic events, which could adversely affect our business, financial condition, or results of operations.
Our operations and performance may vary based on worldwide economic and political conditions, which have been adversely impacted by continued global economic uncertainty, political instability, and military hostilities in multiple geographies, including ongoing geopolitical conflicts such as the war in Ukraine and conflicts in the Middle East and Venezuela, domestic and global inflationary trends, interest rate volatility, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, potential instability in the global banking system, global supply shortages, and a tightening labor market. A severe or prolonged economic downturn or period of global political instability could drive hospitals and other healthcare professionals to tighten budgets and curtail spending, which could in turn negatively impact rates at which physicians prescribe our iRhythm Services. In addition, higher unemployment rates or reductions in employer-provided benefits plans could result in fewer commercially insured patients, resulting in a reduction in our margins and impairing the ability of uninsured patients to make timely payments. A weak or declining economy could also strain our suppliers, possibly resulting in supply delays and disruptions. There is also a risk that one or more of our current service providers, suppliers, or other partners may not survive such difficult economic times, which could directly affect our ability to attain our goals on schedule and on budget. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. We cannot predict the timing, strength, or duration of an economic downturn, instability, or recovery, whether worldwide, in the United States, or within our industry.
In addition, the BIOSECURE Act was signed into law in December 2025 as part of the National Defense Authorization Act restricting U.S. federal contracts and funding for companies using biotech equipment or services from "biotechnology companies of concern" ("BCCs"), to curb national security risks. A phased rollout includes publishing lists of BCCs, issuing guidance, and revising Federal Acquisition Regulations with full prohibitions taking effect over a period of years. Compliance with this law will require us to perform additional supply chain due diligence and potentially change supplier sources if we wish to do business with the U.S. government such as the Veterans Administration. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation.
Further, climate-related events, including the increasing frequency of extreme or disruptive weather events, natural disasters, or other catastrophic events may have the potential to damage or disrupt our business and/or the business of our customers or third-party suppliers, and may cause us to experience higher attrition, losses, and additional costs to maintain or resume operations. In addition, such climate-related events may cause damage or disruption to international commerce and the global economy, and could have an adverse effect on our business, operating results and financial condition. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, cyberattack, or telecommunications failure, we may be unable to continue our operations and may endure system and service interruptions, reputational harm, delays in development of our iRhythm ACM Systems and iRhythm Services, breaches of data security, and loss of critical data, all of which could cause us to experience higher attrition, losses, and additional costs to maintain or resume operations, or otherwise have an adverse effect on our business and operating results. In addition, these events may impact or delay patient visits or the ability of prescribers or patients to receive deliveries from third parties, such as the U.S. Postal Service. Further, we do not maintain insurance sufficient to compensate us for the potentially significant losses that could result from disruptions to our services. Additionally, all the aforementioned risks may be further increased if our or our partners’ disaster recovery plans are inadequate.
Environmental, social, and corporate governance (“ESG”) regulations, policies, and provisions may make our supply chain more complex and may adversely affect our relationships with customers.
There is an increasing focus from certain investors, physicians, patients, employees, and other stakeholders concerning corporate citizenship and sustainability matters and the governance of environmental and social risks. An increasing number of participants in the medical services industry are joining voluntary ESG groups or organizations, such as the Responsible Business Alliance. These ESG provisions and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given our reliance on our supply chain and the outsourced manufacturing of certain components and sub-assemblies of the iRhythm ACM Systems used with our iRhythm Services.

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
Our board of directors has an important role in the oversight of our cybersecurity risk management and strategy and has delegated certain components of such oversight related to the security of and risks related to computerized information and technology systems across the organization, as well as by risk area (including privacy, data security, and cybersecurity matters), to the audit committee, which regularly interacts with our Chief Information Security Officer ("CISO") and Chief Risk Officer ("CRO"). We also regularly engage external parties to assist in the review of our cybersecurity risk oversight processes.
We have established policies to govern the security of our systems and the protection of customer and patient data, which include regular system updates and patches, employee training on cybersecurity and HIPAA best practices, incident reporting, and the use of encryption to secure sensitive information. Our Cybersecurity department, which reports to our CISO, is responsible for our cybersecurity program and our Global Risk & Integrity department, which reports to our CRO, is responsible for our privacy program as further discussed below. To identify, assess, and manage material cybersecurity risks, our Cybersecurity team uses a cybersecurity risk assessment process aligned with leading frameworks such as the National Institute of Standards and Technology’s (“NIST”) Cybersecurity Framework and HIPAA. To ensure appropriate and consistent risk evaluation and decision-making processes among our Cybersecurity and Global Risk & Integrity departments, we utilize an Adjusted Risk Rating (“ARR”) system that considers certain attributes that represent impact to iRhythm, and we prioritize our actions based on our ARR system. Our cybersecurity risk assessment program provides the underlying basis for the activities our Cybersecurity and Global Risk & Integrity departments take to identify and mitigate risks from, as well as develop risk management and response strategies for, evolving and emerging cybersecurity threats.
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
Based on our board of directors’ and management’s review of risks associated with cybersecurity threats, we have concluded that, to date, there have been no cybersecurity threats which have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition. If we were to experience a material cybersecurity incident in the future, such incident may have a material effect, including on our business strategy, operating results, or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the risk factor titled “Cybersecurity risks, including those involving network security breaches, services interruptions and other incidents affecting the confidentiality, integrity or availability of our data and systems, could result in the compromise of confidential data or critical systems and give rise to potential harm to our patients, remediation costs and other expenses, expose us to liability under HIPAA, breach notification laws, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations."
Governance
As described above, our board of directors has an important role in the oversight of our cybersecurity risk management and strategy, with certain components of such oversight, including matters related to the security of and risks related to computerized information and technology systems, delegated to the audit committee.
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
Our CISO reports cybersecurity-related matters twice annually to the audit committee, and promptly reports any significant cybersecurity developments or incidents to our management, who may similarly escalate to the audit committee. These periodic updates include updates on our cybersecurity risk posture, including material risk assessments, the status of any projects to improve our information security systems, and the emerging cybersecurity threat landscape. The audit committee’s reviews may also include presentations by members of senior management, as well as briefings with other internal and external subject-matter experts to help broaden the board of directors’ understanding of the latest cybersecurity issues and the latest regulatory and threat landscapes. Additionally, the audit committee monitors our progress to address cybersecurity risks and opportunities, as well as cybersecurity incident response and recovery metrics. Our management also periodically engages external service providers to conduct objective assessments of our cybersecurity program, and results of such assessments are directly reported to the audit committee. Finally, the audit committee reports out to the larger board of directors periodically on our cybersecurity risks and posture.
ITEM 2. PROPERTIES
The following table summarizes the facilities leased as of December 31, 2025, including the location and size of each principal facility and their designated use. We believe that these facilities are sufficient to meet our current and anticipated future needs.

Location	Primary Use	Approximate Square Footage	Lease Expiration Year
San Francisco, California	Corporate Headquarters and Clinical Center	117,600	2031
Cypress, California	Corporate Office and Manufacturing Facilities	68,900	2032
Deerfield, Illinois	Corporate Office and Clinical Center	44,600	2033
Manila, Philippines	Corporate Office	24,000	2028
Houston, Texas	Clinical Center	20,300	2027
Solana Beach, California	Corporate Office	16,800	2032
London, United Kingdom	Corporate Office and Clinical Center	7,600	2029
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
On February 6, 2024, a putative class action lawsuit was filed in the United States District Court for the Northern District of California alleging that our wholly-owned subsidiary, iRhythm Technologies, and our current Chief Executive Officer, Quentin Blackford, iRhythm Technologies' former Chief Financial Officer, Brice Bobzien, and its former Chief Financial Officer and former Chief Operating Officer, Douglas Devine violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, and seeks unspecified damages purportedly sustained by the class. On July 19, 2024, an amended complaint was filed, naming iRhythm Technologies, Mr. Blackford, Mr. Bobzien, Mr. Devine, our Chief Commercial and Product Officer Chad Patterson, iRhythm Technologies' former Chief Technology Officer Mark Day, and our Chief Medical Officer, Chief Scientific Officer, and Executive Vice President of Advanced Technologies, Mintu Turakhia, as defendants. On October 7, 2024, a second amended complaint was filed against the defendants to include events from the recent FDA inspections, but otherwise included the same claims under the Exchange Act. On December 10, 2024, the defendants filed a motion to dismiss. On June 3, 2025, the Court granted in part the defendants’ motion to dismiss, including the dismissal of all individual defendants except for Mr. Blackford. On November 3, 2025, the plaintiff filed a motion to certify the case as a class action, which the defendants later opposed by motion. Discovery is ongoing.
Our board members and certain of our current executives and former executives of iRhythm Technologies were named as defendants in two complaints filed as stockholder derivative actions in the United States District Court for the District of Delaware and the United States District Court for the Northern District of California, respectively. iRhythm Technologies is named as a nominal defendant in both complaints. The cases make similar allegations to those in the securities class action complaint described above and both derivative cases have been stayed pending the resolution of the securities class action.
We believe the above securities class action and derivative lawsuits to be without merit and plan to continue to defend iRhythm Technologies vigorously.
On March 26, 2021, iRhythm Technologies received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California requesting information related to communications with the Food and Drug Administration and our products and services. On September 13, 2021, iRhythm Technologies received a second subpoena requesting additional information. On April 4, 2023, iRhythm Technologies received a Subpoena Duces Tecum from the Consumer Protection Branch, Civil Division of the U.S. Department of Justice (the “DOJ”), requesting production of various documents regarding iRhythm Technologies' products and services. We are cooperating fully on these matters.

On July 1, 2024, the DOJ filed with the United States District Court for the Northern District of California a Petition for Order to Show Cause and Application for Enforcement against iRhythm Technologies with respect to the production of certain documentary materials which iRhythm Technologies asserts are protected by legal privileges. On May 30, 2025, following a hearing on the issue, the District Court ordered iRhythm Technologies to disclose certain of the documents, finding that iRhythm Technologies had waived its asserted legal privileges. We have appealed the District Court's order to the Ninth Circuit Court of Appeals. On July 17, 2025, the Ninth Circuit Court of Appeals stayed the District Court's production order until the appeal is resolved. Both parties submitted initial briefing on the merits, and iRhythm Technologies' reply brief to the government is due in late February 2026. We intend to continue to defend iRhythm Technologies' privilege assertions over the documents at issue. Regardless of the outcome of the appeal or the potential disclosure of the documents at issue, it is not clear what, if any, action the DOJ may take following resolution of the dispute over legal privileges.
On December 12, 2025, we received a civil investigative demand from DOJ’s Civil Division’s Commercial Litigation Branch seeking information and documents related to Zio AT and our associated claims for reimbursement. We have cooperated, and are continuing to cooperate, fully in connection with these matters.
On February 20, 2024, Welch Allyn filed a complaint against iRhythm Technologies in the United States District Court for the District of Delaware, which was amended on April 24, 2024, alleging that its Zio devices infringe certain of Welch Allyn's patents and that its infringement was willful. Thereafter, iRhythm Technologies successfully petitioned the District Court to dismiss the willful infringement claims without prejudice. On February 14, 2025, Welch Allyn filed a second amended complaint adding additional patent claims. On March 21, 2025, iRhythm Technologies filed a response to the allegations found in the second amended complaint, denying all allegations of patent infringement and asserting defenses including patent invalidity. On October 14, 2025, Welch Allyn filed a third amended complaint adding back claims for willful infringement. On October 28, 2025, iRhythm Technologies filed a motion to dismiss the willful infringement claims, and that motion remains pending. On December 23, 2024, iRhythm Technologies filed a petition with the USPTO seeking Inter Partes Review ("IPR") of the Welch Allyn patents asserted in the original complaint. The IPR petitions became subject to a new consideration for “discretionary denial” of IPRs first announced by the USPTO after iRhythm Technologies filed its petitions. Under this new basis, iRhythm Technologies' IPRs were denied institution. iRhythm Technologies filed a Petition for Director review, seeking to vacate the denial in July 2025, but the Petition was denied. iRhythm Technologies subsequently filed for Ex Parte Reexamination on four of the Welch Allyn patents being asserted, and the USPTO instituted re-examination of those four patents on January 20, 2026. Welch Allyn seeks money damages and attorneys’ fees. We believe this lawsuit is without merit and plan to defend iRhythm Technologies vigorously.
On December 10, 2024, BardyDx filed a lawsuit against iRhythm Technologies in the United States District Court for the District of Delaware, alleging that our Zio monitor infringes one of its patents. On December 26, 2024, BardyDx filed an amended complaint alleging that our Zio monitor infringes two of BardyDx's patents. On June 11, 2025, BardyDx filed a second amended complaint alleging that our Zio monitor infringes four of BardyDx’s patents. iRhythm Technologies filed responses to the allegations found in the complaint and the amended complaints, denying all allegations of patent infringement, asserting defenses including patent invalidity, and asserting patent infringement counterclaims, which allege that BardyDx’s Carnation Ambulatory Monitor patch infringes five of the Company's patents. BardyDx filed an answer to iRhythm Technologies' counterclaims and filed counterclaims for declaratory judgment for non-infringement and invalidity of the patents asserted by iRhythm Technologies. On September 5, 2025, iRhythm Technologies filed a motion for leave to amend its counterclaims to allege infringement of two additional patents, and that motion remains pending. On January 22, 2026, BardyDx filed a motion to amend its pleadings to assert inequitable conduct with respect to two patents of iRhythm Technologies, and that motion also remains pending. Both parties seek money damages and attorneys’ fees for the alleged infringement of their patents. We believe BardyDx’s allegations of patent infringement are without merit and plan to defend iRhythm Technologies vigorously.
At this time, we are unable to predict the eventual scope, duration, or outcome of the aforementioned proceedings. See also Part I, Item 1A “Risk Factors — Risks Related to Other Legal and Regulatory Matters” for more information on these matters.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information for Common Stock
Our common stock is traded on The Nasdaq Global Select Market under the symbol “IRTC”.
As of February 16, 2026, there were 490 holders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors.
Performance Graph
This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
The following graph shows the total stockholder return of an investment of $100 in cash at market close on December 31, 2020, through December 31, 2025 for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.), and (iii) the S&P Healthcare Equipment Select Industry. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
iRhythm	$100.00	$49.61	$39.49	$45.12	$38.01	$74.80
NASDAQ Composite Index	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14
S&P Healthcare Equipment Select Industry	$100.00	$103.50	$79.32	$74.82	$78.89	$78.69

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
Each iRhythm ACM System combines a wire-free, patch-based, 14-day wearable biosensor (FDA-cleared, CE-marked and/or Japan PMDA-approved, as applicable) that continuously records ECG data with a proprietary, cloud-based data analytic software (FDA-cleared, CE-marked, and Japan PMDA-approved) to help physicians monitor patients and diagnose arrhythmias.
Since first receiving clearance from FDA for our technology in 2009, we have supported physician and patient use of this technology and provided ACM services from our Medicare-enrolled IDTFs and with our qualified technicians. We have provided our iRhythm Services using our iRhythm ACM Systems. Since receiving FDA clearance, we have provided the iRhythm Services via more than twelve million patient reports and have collected almost 3 billion hours of curated heartbeat data.
We receive revenue for our iRhythm Services primarily from third-party payors, which include contracted third-party payors and CMS. The remainder of our revenue comes from healthcare institutions, which are typically hospitals or private physician practices, who purchase the iRhythm Services from us directly. We rely on third-party billing partners to submit patient claims and collect from commercial payors, certain government agencies, and patients.
The following are iRhythm Services shown as a percentage of revenue:

	Year Ended December 31,
	2025	2024	2023
Contracted third-party payors	52%	53%	54%
Centers for Medicare and Medicaid	24%	24%	25%
Healthcare institutions	17%	16%	14%
Non-contracted third party payors	7%	7%	7%

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
We define Adjusted EBITDA for a particular period as net loss before income tax provision, depreciation and amortization, interest expense, and interest income and as further adjusted for stock-based compensation expense, changes in fair value of strategic investments, impairment charges, business transformation costs, certain intellectual property litigation expenses and settlements, and loss on extinguishment of debt. Beginning in the first quarter of 2025, certain intellectual property litigation expenses that we have excluded from Adjusted EBITDA include third-party attorneys' fees and expenses associated with patent litigation brought against iRhythm Technologies by Welch Allyn and BardyDx. Factors we considered in arriving at this determination to exclude these patent litigation costs from our Adjusted EBITDA include frequency and complexity of the patent litigation, the counterparty involved, and the expected magnitude of patent litigation costs for this matter. Business transformation costs include costs associated with professional services, employee termination and relocation, third-party merger and acquisition, integration, and other costs to augment and restructure the organization, inclusive of both outsourced and offshore resources.
Adjusted EBITDA is a non-GAAP financial measure and is presented for supplemental informational purposes only and should not be considered as an alternative or substitute to financial information presented in accordance with GAAP. This measure has certain limitations in that it does not include the impact of certain expenses that are reflected in our consolidated statements of operations that are necessary to run our business. We may identify additional charges and gains to exclude from Adjusted EBITDA that are significant in nature which may impact period to period comparability and do not represent the ongoing results of the business. Other companies, including other companies in our industry, may not use this measure or may calculate this measure differently than as presented in this Annual Report on Form 10-K, limiting its usefulness as a comparative measure.
The following table presents a reconciliation of Net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net loss[1]	$(44,551)	$(113,289)	$(123,406)
Interest expense	13,154	12,821	3,650
Interest income	(21,521)	(21,938)	(6,353)
Changes in fair value of strategic investments	(5,711)	(1,902)	—
Income tax provision	953	565	750
Depreciation and amortization	20,742	20,715	16,348
Stock-based compensation	88,283	75,978	77,204
Impairment charges	4,458	641	11,078
Business transformation costs	3,033	11,072	15,866
Intellectual property litigation expenses[2]	10,070	—	—
Loss on extinguishment of debt	—	7,589	—
Adjusted EBITDA	$68,910	$(7,748)	$(4,863)
1 Net loss for the year ended December 31, 2025 and 2024 includes $3.0 million and $32.4 million of acquired in-process research and development expense, respectively.
2 Excludes third-party attorneys' fees and expenses associated with patent litigation brought against the Company by Welch Allyn, Inc. and Bardy Diagnostics, Inc., subsidiaries of Baxter International, Inc.

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
Cost of Revenue
Cost of revenue includes direct labor, material costs, tariffs, equipment and infrastructure expenses, amortization of internal-use software, allocated overhead, royalties, and shipping and handling. Direct labor includes payroll-related costs including stock-based compensation involved in manufacturing, clinical data curation, and customer service. Material costs include both the disposable materials costs of the Zio patches and amortization of the PCBAs. Each Zio XT and Zio monitor includes a PCBA, and each Zio AT includes a PCBA and gateway board, the cost of which is amortized over the expected useful life of the board. We expect cost of revenue to increase in absolute dollars as our revenue increases due to increased direct labor, direct materials, and variable spending, as well as amortization of internal-use software, partially offset by economies of scale in relation to fixed costs such as overhead and facilities costs.

Our gross margin has been and will continue to be affected by a variety of factors, including increased contracting with third-party payors and institutional providers. We have in the past been able to increase our pricing as third-party payors become more familiar with the benefits of the iRhythm Services and move to contracted pricing arrangements. We expect increases to the cost of revenues due to increases to materials and electronics components pricing, labor rates, shipping rates, amortization of capitalized internal-use software, along with increases in the general level of inflation and tariffs on imports (which may complicate and increase costs associated with our supply chain). We expect to partially offset these increases by reduced costs from obtaining volume purchase discounts for our material costs, implementing scan-time algorithms and process improvements, automating manufacturing assembly and packaging, and through software-driven and other workflow enhancements to reduce labor costs. We experienced an improvement in our gross margin from 2023 to 2025, and continue to focus on improving annual gross margins in the future, while navigating through the macroeconomic and supply chain headwinds discussed above that we expect to face.
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

Results of Operations
Comparison of the Years Ended December 31, 2024, and 2023
For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2024 compared to the year ended December 31, 2023 refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 20, 2025.
Comparison of the Years Ended December 31, 2025, and 2024

	Year Ended December 31,
	2025	% Revenue	2024	% Revenue	$ Change	% Change

	(dollars in thousands, except percentages)*
Revenue, net	$747,138	100%	$591,839	100%	$155,299	26%
Cost of revenue	219,888	29%	184,308	31%	35,580	19%
Gross profit	527,250	71%	407,531	69%	119,719	29%
Operating expenses:
Research and development	84,610	11%	71,459	12%	13,151	18%
Acquired in-process research and development	3,036	—%	32,371	5%	(29,335)	(91)%
Selling, general and administrative	492,553	66%	418,565	71%	73,988	18%
Impairment charges	4,458	1%	641	—%	3,817	595%
Total operating expenses	584,657	78%	523,036	88%	61,621	12%
Loss from operations	(57,407)	(8)%	(115,505)	(20)%	58,098	(50)%
Interest and other income
Interest income	21,521	3%	21,938	4%	(417)	(2)%
Interest expense	(13,154)	(2)%	(12,821)	(2)%	(333)	3%
Loss on extinguishment of debt	—	—%	(7,589)	(1)%	7,589	N/M
Other income, net	5,442	1%	1,253	—%	4,189	334%
Total interest and other income	13,809	2%	2,781	—%	11,028	397%
Loss before income taxes	(43,598)	(6)%	(112,724)	(19)%	69,126	(61)%
Income tax provision	953	—%	565	—%	388	69%
Net loss	$(44,551)	(6)%	$(113,289)	(19)%	$68,738	(61)%
N/M - Not meaningful
* Certain numbers expressed may not sum due to rounding.
Revenue, net
Revenue increased by $155.3 million, or 26%, to $747.1 million during the year ended December 31, 2025, as compared to $591.8 million during the year ended December 31, 2024. The increase in revenue was primarily attributable to increases in the volume of iRhythm Services resulting from increased demand. We have experienced higher volumes from larger healthcare enterprise accounts which utilize both Zio monitor and Zio AT. Additionally, during the year ended December 31, 2025, Zio AT as a proportion of our total revenue volume grew significantly compared to the prior year primarily as a result of new customer account growth. Offsetting the revenue growth from volume and product mix were higher contractual allowance reserves recognized during the year ended December 31, 2025, as compared to the year ended December 31, 2024, resulting from higher payer claims denials from revenue growth associated with our contracted third-party payors and CMS. Overall average selling price slightly increased for the year ended December 31, 2025, as compared to the prior year.

Cost of Revenue
Cost of revenue increased by $35.6 million, or 19%, to $219.9 million during the year ended December 31, 2025, as compared to $184.3 million during the year ended December 31, 2024. The majority of our increase in cost of revenue is due to increases in headcount, component costs (inclusive of tariffs), and amortization costs related to Zio monitor and Zio AT PCBAs. Additionally, our cost of revenue increase was associated with material scrap costs and freight costs associated with the increase in volume of iRhythm Services.
Research and Development Expenses
Research and development expenses increased by $13.2 million, or 18%, to $84.6 million during the year ended December 31, 2025, as compared to $71.5 million during the year ended December 31, 2024. The increase in research and development expenses during the year ended December 31, 2025 was primarily due to higher employee-related costs (including stock-based compensation), which include supporting ongoing FDA remediation and sustaining activities, product development consulting costs, and costs to further development, enhancement, and functionality of our current and future product offerings.
Acquired In-Process Research and Development
Acquired IPR&D expenses decreased by $29.3 million, or 91%, to $3.0 million during the year ended December 31, 2025, as compared to $32.4 million during the year ended December 31, 2024. The decrease in Acquired IPR&D expense for the year ended December 31, 2025 was due to the Technology License Agreement (the “License Agreement”) that we entered into with BioIntelliSense, Inc. (“BioIS”) during the third quarter of 2024. The $32.1 million charge for acquired IPR&D in the third quarter of 2024 consisted of an upfront license acquisition fee of $15.0 million and a license acquisition fee of $17.1 million related to contingent consideration payable upon the achievement of regulatory milestones. For the year ended December 31, 2025, we recognized acquired IPR&D expenses of $3.0 million, as additional license acquisition fee related to such contingent consideration. See Note 5, Fair Value Measurements, and Note 8, Commitments and Contingencies, in the notes to our Consolidated Financial Statements for further details.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $74.0 million, or 18%, to $492.6 million during the year ended December 31, 2025, as compared to $418.6 million during the year ended December 31, 2024. The increase in selling, general and administrative expenses was primarily attributable to increases in headcount-related costs (including stock-based compensation), legal and professional fees, provisions for credit losses, and claims processing fees. Additionally, during the year ended December 31, 2025 we incurred $10.1 million related to certain intellectual property litigation costs, which were not incurred during the year ended December 31, 2024. We incurred $3.0 million of business transformation costs during the year ended December 31, 2025, as compared to $11.1 million for the year ended December 31, 2024. Our business transformation costs for both periods primarily related to severance, professional fees, and third-party merger and acquisition fees.
Impairment Charges
Impairment expenses increased by $3.8 million, or 595%, to $4.5 million during the year ended December 31, 2025, as compared to $0.6 million during the year ended December 31, 2024. During the second quarter of 2025, we recorded impairment charges of $2.5 million, associated with capitalized internal-use software in development relating to the Zio Watch with our clinically integrated ZEUS system. We do not intend to commercially launch the Zio Watch. During the fourth quarter of 2025, we recorded an additional $2.0 million of impairment charges related to capitalized internal-use software projects in development not expected to be completed and placed in-service.
Interest Income
Interest income decreased by $0.4 million to $21.5 million during the year ended December 31, 2025, as compared to $21.9 million during the year ended December 31, 2024. The decrease was attributable to lower interest rates on invested balances, as compared to the same period in 2024, offset by higher average invested balances in 2025, primarily as a result of the borrowing under the 2029 Notes in March 2024.
Interest Expense
Interest expense increased by $0.3 million to $13.2 million during the year ended December 31, 2025, as compared to $12.8 million during the year ended December 31, 2024. The increase in interest expense during the year ended December 31, 2025, is primarily attributable to the $661.3 million 2029 Notes borrowed in March 2024.

Loss on Extinguishment of Debt
Loss on extinguishment of debt was $7.6 million during the year ended December 31, 2024. The loss was related to the early extinguishment of both the SVB Loan Agreement and the Braidwell Term Loan Facility (each as defined below) during the first quarter of 2024. See Note 9, Debt, to our Consolidated Financial Statements for more information.
Other Income, Net
Other income, net increased by $4.2 million, or 334%, to $5.4 million during the year ended December 31, 2025, as compared to $1.3 million during the year ended December 31, 2024. The increase was primarily attributable to the changes in the fair value of our strategic debt and equity investments recognized during the year ended December 31, 2025.
Income Tax Provision
Income tax provision increased by $0.4 million, or 69%, to $1.0 million, during the year ended December 31, 2025, as compared to $0.6 million during the year ended December 31, 2024. The increase was primarily attributable to the increase in state income taxes. Due to the uncertainties surrounding the realization of the U.S. deferred tax assets through future taxable income, we have provided a full valuation allowance against our deferred tax assets, and therefore, no benefit has been recognized for the U.S. net operating loss carryforwards and other deferred tax assets.
On July 4, 2025, the United States enacted tax reform legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The provisions of the OBBBA did not have a material impact on our Consolidated Financial Statements for the year ended December 31, 2025.
Liquidity and Capital Resources
Overview
As of December 31, 2025, we had cash and cash equivalents of $236.0 million, marketable securities of $347.8 million, and accounts receivable of $75.7 million. We continuously review our liquidity and anticipated capital requirements in light of the significant uncertainty created by the current macroeconomic environment, including inflation, interest rate volatility, and potential instability in the global banking system. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. During the first quarter of 2024, we experienced a temporary delay in the billing of our contracted and non-contracted payer customers, performed by our third-party claims processing vendor. The delay was due to a cybersecurity incident experienced by Change Healthcare, a division of UnitedHealth Group, in which our third-party vendor did engage for services relating to billing and collections. While we substantially cleared the billing backlog as of the end of the first quarter of 2024, the delay in billing resulted in a temporary delay in our cash collections. We have received the majority of our cash collections from the delayed billings. Over the course of 2025, we experienced higher levels of contractual adjustments associated with our revenue growth and gross accounts receivable. Additionally, through our revenue cycle management transformation we have focused our efforts in part on resolving payor claims denials and unpaid portions of patient-responsible balances in a more timely manner.
We believe that our current cash, cash equivalents, and marketable securities balances, together with income to be derived from the sales of our iRhythm Services, will be sufficient to meet our liquidity requirements for at least the next 12 months.
Under the terms of the Development Collaboration Agreement dated September 3, 2019, as amended, between us and Verily Life Sciences LLC ("VLS") and Verily Ireland Limited ("VIL" and together with VLS, "Verily"), we agreed to make milestone payments to Verily up to an aggregate of $12.75 million upon achievement of various development and regulatory milestones. During the year ended December 31, 2025, we formally terminated the Development Collaboration Agreement with Verily, including our obligation to make further milestone payments. Through termination of the Development Collaboration Agreement, we and Verily achieved milestones that resulted in payments from us to Verily totaling $11.0 million. In the second quarter of 2025, we recorded an impairment charge of $2.5 million associated with capitalized internal-use software in development relating to the Zio Watch with our clinically integrated ZEUS system. We continue to expand our product development program into other clinical-grade wearables to detect and characterize arrhythmias while integrating with clinicians' workflows.

On August 30, 2024, we entered into a Technology License Agreement (as amended, the “License Agreement”) with BioIS, pursuant to which (i) we will receive a perpetual fully paid up license to certain of BioIS’ intellectual property, technology and products for research, development and commercialization of potential next generation products and services in certain fields of use, including (x) an exclusive license to develop and commercialize pulse oximetry, accelerometry, and trending non-invasive blood pressure technologies for use within our ambulatory cardiac monitoring products and services, and (y) a limited, non-exclusive license to develop and commercialize products and services for use in unattended, home-based diagnostic testing and assessment of central and obstructive sleep apnea, and (ii) iRhythm and BioIS agreed to negotiate in good faith a supply agreement for pulse oximetry hardware.
Under the terms of the License Agreement, during the third quarter of 2024 we paid BioIS an upfront fee of $15.0 million in cash consideration. In connection with the License Agreement, we also purchased an aggregate of $40.0 million of convertible promissory notes from BioIS of which $20.0 million of the convertible promissory notes (“Milestone Notes”) were designated for satisfaction of our regulatory milestone payment obligations. The Milestone Notes, plus accrued and unpaid interest, if any, shall be cancelled, if outstanding, upon the achievement of these regulatory milestones up through December 31, 2026. In June 2025, BioIS achieved the first of two regulatory milestones. As of December 31, 2025, we and BioIS are in the process of completing all required contractual conditions to cancel $10.0 million in Milestone Notes plus accrued and unpaid interest.
The following table summarizes our cash flows for the years indicated (in thousands):

	Year Ended December 31,
	2025	2024	$ Change
Net cash provided by operating activities	$80,863	$3,390	$77,473
Net cash used in investing activities	(277,056)	(122,983)	(154,073)
Net cash provided by financing activities	12,607	511,381	(498,774)
Operating Activities
During the year ended December 31, 2025, cash provided by operating activities was $80.9 million, as compared to $3.4 million cash provided by operating activities during the year ended December 31, 2024. Cash provided by operating activities increased by $77.5 million, primarily due to reductions in our net loss driven by our revenue growth, timing of cash collections associated with our accounts receivable, and timing of accruals and payments associated with our accrued compensation and third-party vendor expenditures within our accrued liabilities. These increases in cash provided by operating activities were offset by increases to inventory and prepaid expenses and other current assets, supporting growth in our operations and securing additional inventory stock.
Investing Activities
During the year ended December 31, 2025, cash used in investing activities was $277.1 million, an increase of $154.1 million as compared to cash used in investing activities of $123.0 million during the year ended December 31, 2024. The increase in cash used in investing activities was primarily attributable to a net increase in the change in marketable securities of $211.4 million, primarily from an increase in the purchases of marketable securities of $347.9 million offset by an increase in maturities of marketable securities of $136.5 million. Additionally, our purchases of property and equipment increased by $12.4 million, primarily due to an increase in capitalized internal use software. These increases were offset by a decrease of $54.7 million in cash used for the purchases of strategic investments, as well as a reduction of cash used of $15.0 million for purchases of acquired in-process research and development from BioIS during the year ended December 31, 2024.
Financing Activities
During the year ended December 31, 2025, cash provided by financing activities was $12.6 million, a decrease of $498.8 million, as compared to $511.4 million provided by financing activities during the year ended December 31, 2024. The decrease was primarily attributed to $661.3 million in proceeds from the issuance of the 2029 Notes during the year ended December 31, 2024. The decrease was offset by $37.8 million associated with the payment of the SVB Loan Agreement and related termination costs, payment of $5.8 million associated with the Braidwell Term Loan Facility debt issuance and termination costs, payment of $17.4 million associated with debt issuance costs for the 2029 Notes, payment of $72.4 million for the purchase of the 2029 Capped Calls, and payment of $25.0 million for the repurchase of shares of our common stock during the year ended December 31, 2024.

1.50% Senior Convertible Notes due 2029
On March 7, 2024, iRhythm Technologies completed an offering of $661.3 million aggregate principal amount of 2029 Notes with a stated interest rate of 1.50% and a maturity date of September 1, 2029. The proceeds include the full exercise of the option granted to the initial purchasers of the 2029 Notes to purchase up to an additional $86.3 million aggregate principal amount of notes. Interest on the 2029 Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2024. The net proceeds from the offering, after deducting initial purchasers’ discounts and estimated costs directly related to the offering, were $643.8 million. The initial conversion rate of the 2029 Notes is 6.7927 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $147.22 per share, subject to adjustments. The 2029 Notes may be settled in cash, stock, or a combination thereof, solely at the discretion of iRhythm Technologies.
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
No principal payments are due on the 2029 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the Indenture includes customary terms and covenants, including certain events of default after which the 2029 Notes may be due and payable immediately.
On January 12, 2026, we implemented the Holding Company Transaction. The Holding Company Transaction constituted a Merger Event as defined under the Indenture. The Holding Company Transaction did not constitute a Fundamental Change or a Make-Whole Fundamental Change as defined under the Indenture. As a result of the Holding Company Transaction, pursuant to Section 4.01(f) of the Indenture, holders may convert their 2029 Notes at any time up through March 4, 2026, the thirty-fifth trading day after the effective date of the Holding Company Transaction. As of the filing date of our annual report on Form 10-K, there have been no conversions.
On January 12, 2026, in connection with the Holding Company Transaction, we entered into a supplemental indenture to the Indenture (the “First Supplemental Indenture”) in order to (a)(i) provide that the right to convert each $1,000 principal amount of 2029 Notes into shares of iRhythm Technologies common stock was changed to a right to convert such principal amount of 2029 Notes into shares of our common stock; (ii) iRhythm Technologies shall continue to have the right to determine the form of consideration to be paid or delivered, as the case may be, upon conversion of the 2029 Notes; (iii) any amount payable in cash upon conversion of the 2029 Notes in accordance with the Indenture shall continue to be payable in cash; (iv) any shares of common stock of iRhythm Technologies that iRhythm Technologies would have been required to deliver upon conversion shall instead be deliverable in shares of our common stock; and (v) the Daily VWAP (as defined in the Indenture) shall be calculated based on the value of a share of our common stock; and (b) provide for the full and unconditional guarantee by us of the obligations of iRhythm Technologies under the 2029 Notes and the Indenture.
In connection with the offering of the 2029 Notes, iRhythm Technologies entered into the privately negotiated capped call transactions (the “2029 Capped Calls”) with certain financial institutions. The 2029 Capped Calls cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2029 Notes, the number of shares of our common stock that underlie the 2029 Notes. The 2029 Capped Calls are expected generally to reduce potential dilution to our common stock upon conversion of the 2029 Notes and/or offset any cash payments that we could be required to make in excess of the principal amount of converted 2029 Notes, as the case may be, with such reduction and/or offset subject to a cap. The 2029 Capped Calls have an initial cap price of $218.10 per share, subject to adjustments, which represents a premium of 100% over the closing price of our common stock of $109.05 per share on the Nasdaq Global Select Market on March 4, 2024. We completed the purchase of the 2029 Capped Calls on March 7, 2024, for the amount of $72.4 million.
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
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), which requires us to make judgments, estimates, and assumptions. See Note 2, Summary of Significant Accounting Policies, in the notes to our Consolidated Financial Statements, which describes our significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The methods, estimates, and judgments that we use in applying our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:
•Revenue recognition;
•Provision for credit losses and contractual allowances;
•PCBA valuation;
•Stock-based compensation;
•Lease impairment; and
•Contingent consideration.
Revenue Recognition
We have developed proprietary systems that combine a wire-free, patch-based, 14-day wearable biosensor that continuously records ECG data, with a proprietary cloud-based data analytic platform to help physicians monitor patients and diagnose arrhythmias. We currently offer three iRhythm ACM System options—the Zio monitor System, the Zio XT System, and the Zio AT System.
The Zio monitor System is a prescription-only, remote ECG monitoring system that consists of the Zio monitor that records the electric signal from the heart continuously for up to 14 days and ZEUS, which supports the capture and analysis of ECG data recorded by the Zio monitor at the end of the wear period, including specific arrhythmia events detected by the ZEUS algorithm. The final step in the iRhythm Services is the delivery of an electronic Zio report to the prescribing physician with a summary of preliminary findings. Our Zio monitor services are generally billable when the Zio report is issued to the physician.
The Zio XT System is the previous generation of the Zio monitor System and is a prescription-only, remote ECG monitoring system that consists of the Zio XT that records the electric signal from the heart continuously for up to 14 days and ZEUS, which supports the capture and analysis of ECG data recorded by the Zio XT at the end of the wear period, including specific arrhythmia events detected by the ZEUS algorithm. Our Zio XT services are generally billable when the Zio report is issued to the physician.
The Zio AT System is a prescription-only, remote ECG monitoring system that similarly consists of Zio AT which records the electric signal from the heart continuously for up to 14 days and ZEUS, but which also incorporates the Zio AT wireless gateway that provides connectivity between the patch and ZEUS during the patient wear period. The wireless gateway, slightly larger than a smart phone, is provided to the patient at the time of Zio AT application and collects and transmits data from the Zio AT to the cloud via a LTE protocol. The Zio AT service revenue is recognized under two performance obligations — the patient wear period and delivery of electronic Zio reports.

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
PCBA Valuation
We reuse PCBAs in each wearable Zio monitor, Zio XT, and Zio AT, as well as the wireless gateway used in conjunction with Zio AT. As PCBAs are used in a wearable Zio monitor, Zio XT, or Zio AT, a portion of the cost of the PCBA is recorded as a cost of revenue. We base our length of time estimates for charging a portion of the PCBAs cost through several considerations, including evaluation during product development, device loss rates, product launches and obsolescence, and the amount of time it takes the device to go through the manufacturing, shipping, customer shelf, and patient wear time and upload process. We periodically evaluate and update these estimates. PCBAs are included in other assets in our consolidated balance sheets.
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
As of December 31, 2025, we held $20.4 million of contingent consideration liabilities related to development milestones from the acquisition of licensed technologies from BioIS. In June 2025, BioIS achieved the first of two regulatory milestones. As of December 31, 2025, BioIS and the Company are in the process of completing all required contractual conditions to cancel $10.0 million in Milestone Notes plus accrued and unpaid interest.
The expected probability of achievement of the remaining milestone is estimated to be approximately 80% as of December 31, 2025. If the remaining milestone is to be achieved by its due date, and all required contractual conditions were completed by the end of 2026, we estimate that we would be obligated to pay up to an additional $2.4 million of contingent consideration. However, no contingent consideration is due until all milestones and all required contractual conditions are achieved by their due dates.
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
•Debt interest and principal payments - On March 7, 2024, we completed an offering of $661.3 million aggregate principal amount of the 2029 Notes. See Note 9, Debt, to our Consolidated Financial Statements for more information.
Recent Accounting Guidance
For a description of recently issued accounting guidance that is applicable to our financial statements, see Note 2, Significant Accounting Policies, to the Consolidated Financial Statements.
Guarantor Information
In connection with the Holding Company Transaction, on January 12, 2026, we, as guarantor, iRhythm Technologies, and U.S. Bank Trust Company, National Association, entered into the First Supplemental Indenture. As of December 31, 2025, there was $661.3 million aggregate principal amount of issued and outstanding 2029 Notes of iRhythm Technologies that, as of January 12, 2026, are fully and unconditionally guaranteed by us. Accordingly, pursuant to Rule 3-10 of Regulation S-X, separate consolidated financial statements of iRhythm Technologies have not been presented. As permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded summarized financial information for iRhythm Technologies because the assets, liabilities and results of operations of iRhythm Technologies are not materially different than the corresponding amounts in our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.

Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities of $583.8 million and $535.6 million as of December 31, 2025 and 2024, respectively; which consisted of bank deposits, money market funds and U.S. government securities. Such interest-earning instruments carry a degree of interest rate risk.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates would have had a $2.2 million impact to interest income for the years ended December 31, 2025 and 2024.
As of December 31, 2025 we had $661.3 million in outstanding aggregate principal amount of fixed rate debt relating to our 2029 Notes. Accordingly, we do not have economic interest rate exposure on the 2029 Notes. However, changes in interest rates could impact the fair market value of the 2029 Notes. The estimated fair value of the 2029 Notes as of December 31, 2025 was $924.1 million.
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
Foreign Currency Exchange Rate Sensitivity
We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in British Pound Sterling, Philippine Pesos, Euros, Swiss Francs and Japanese Yen. As of December 31, 2025 and 2024, we do not consider this risk to be material. We do not utilize any forward foreign exchange contracts, although we may choose to do so in the future. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, sales, or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
IRHYTHM TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of iRhythm Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of iRhythm Technologies, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Contractual Allowance – Contracted Third-Party Payors

As described in Note 2 to the consolidated financial statements, a large portion of the Company’s transactions are covered by third-party payors with whom there is a contractual agreement or established amount the third-party payor will pay (contracted third-party payors). These contracts impose a number of obligations regarding billing and other matters, and the Company’s noncompliance with a material term of such contracts may result in a denial of the claim. The Company recognizes revenue from contracted third-party payors, net of contractual allowances. As of December 31, 2025, the Company’s contractual allowance balance was $46.6 million, a significant portion of which relates to revenue from services provided to patients where contracted third-party payors pay for the service on the patient's behalf. As disclosed by management, management accounts for denied claims as a form of variable consideration that is included as a reduction to the transaction price and recorded as an adjustment to revenue as a contractual allowance. The contractual allowance requires judgment by management and is based on historical collections, review of specific outstanding claims and consideration of relevant qualitative factors.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of the contractual allowance for contracted third party payors. These procedures also included, among others, (i) testing management’s process for developing the estimate of the contractual allowance; (ii) testing the completeness and accuracy of the underlying data used in the estimate; (iii) testing, on a sample basis, the accuracy of revenue transactions and collections from the historical billing and collection data used in management’s analysis; and (iv) evaluating the reasonableness of adjustments made by management to contractual allowances.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 19, 2026
We have served as the Company’s auditor since 2009.

IRHYTHM TECHNOLOGIES, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$236,012	$419,597
Marketable securities	347,751	115,956
Accounts receivable, net	75,706	79,941
Inventory	21,634	14,039
Prepaid expenses and other current assets	21,662	16,286
Total current assets	702,765	645,819
Property and equipment, net	151,599	125,092
Operating lease right-of-use assets	41,827	47,564
Restricted cash	8,358	8,358
Goodwill	862	862
Long-term strategic investments	69,913	61,902
Other assets	44,718	41,852
Total assets	$1,020,042	$931,449
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,256	$7,221
Accrued liabilities	128,747	84,900
Deferred revenue	4,201	2,932
Operating lease liabilities, current portion	16,686	15,867
Total current liabilities	151,890	110,920
Long-term senior convertible notes	649,504	646,443
Other noncurrent liabilities	908	8,579
Operating lease liabilities, noncurrent portion	64,994	74,599
Total liabilities	867,296	840,541
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000 shares authorized; none issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.001 par value – 100,000 shares authorized; 32,526 shares issued and 32,297 shares outstanding at December 31, 2025, respectively; and 31,621 shares issued and 31,392 shares outstanding at December 31, 2024, respectively	32	31
Additional paid-in capital	980,757	874,607
Accumulated other comprehensive income	403	165
Accumulated deficit	(803,446)	(758,895)
Treasury stock, at cost; 229 shares at December 31, 2025 and 2024, respectively	(25,000)	(25,000)
Total stockholders’ equity	152,746	90,908
Total liabilities and stockholders’ equity	$1,020,042	$931,449
The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue, net	$747,138	$591,839	$492,681
Cost of revenue	219,888	184,308	160,875
Gross profit	527,250	407,531	331,806
Operating expenses:
Research and development	84,610	71,459	60,244
Acquired in-process research and development	3,036	32,371	—
Selling, general and administrative	492,553	418,565	385,645
Impairment charges	4,458	641	11,078
Total operating expenses	584,657	523,036	456,967
Loss from operations	(57,407)	(115,505)	(125,161)
Interest and other income (expense), net:
Interest income	21,521	21,938	6,353
Interest expense	(13,154)	(12,821)	(3,650)
Loss on extinguishment of debt	—	(7,589)	—
Other income (expense), net	5,442	1,253	(198)
Total interest and other income (expense), net	13,809	2,781	2,505
Loss before income taxes	(43,598)	(112,724)	(122,656)
Income tax provision	953	565	750
Net loss	$(44,551)	$(113,289)	$(123,406)
Net loss per common share, basic and diluted	$(1.39)	$(3.63)	$(4.04)
Weighted-average shares, basic and diluted	32,004	31,196	30,528
The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(44,551)	$(113,289)	$(123,406)
Other comprehensive income (loss):
Net change in unrealized gain (loss) from marketable securities	249	(21)	453
Cumulative translation adjustment	(11)	298	(169)
Comprehensive loss	$(44,313)	$(113,012)	$(123,122)
The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	30,193	$28	$762,380	$(522,200)	$(396)	$—	$239,812
Issuance of common stock in connection with employee equity incentive plans, net	761	3	8,817	—	—	—	8,820
Stock-based compensation	—	—	84,587	—	—	—	84,587
Net loss	—	—	—	(123,406)	—	—	(123,406)
Net change in unrealized gain on marketable securities	—	—	—	—	453	—	453
Cumulative translation adjustment	—	—	—	—	(169)	—	(169)
Balances at December 31, 2023	30,954	$31	$855,784	$(645,606)	$(112)	$—	$210,097
Issuance of common stock in connection with employee equity incentive plans, net	667	—	8,473	—	—	—	8,473
Purchases of capped call transactions	—	—	(72,407)	—	—	—	(72,407)
Purchase of treasury stock	(229)	—	—	—	—	(25,000)	(25,000)
Stock-based compensation	—	—	82,757	—	—	—	82,757
Net loss	—	—	—	(113,289)	—	—	(113,289)
Net change in unrealized loss on marketable securities	—	—	—	—	(21)	—	(21)
Cumulative translation adjustment	—	—	—	—	298	—	298
Balances at December 31, 2024	31,392	$31	$874,607	$(758,895)	$165	$(25,000)	$90,908
Issuance of common stock in connection with employee equity incentive plans, net	905	1	12,606	—	—	—	12,607
Stock-based compensation	—	—	93,544	—	—	—	93,544
Net loss	—	—	—	(44,551)	—	—	(44,551)
Net change in unrealized gain on marketable securities	—	—	—	—	249	—	249
Cumulative translation adjustment	—	—	—	—	(11)	—	(11)
Balances at December 31, 2025	32,297	$32	$980,757	$(803,446)	$403	$(25,000)	$152,746
The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(44,551)	$(113,289)	$(123,406)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,742	20,715	16,348
Stock-based compensation	88,283	75,978	77,204
Amortization of premium and accretion of discounts, net	(3,127)	(1,350)	(5,040)
Amortization of operating lease right-of-use assets	5,737	5,062	5,796
Amortization of debt discount	3,060	2,796	15
Change in fair value of strategic investments	(5,711)	(1,902)	—
Provision for credit losses and contractual allowances	99,666	73,463	69,628
Acquired in-process research and development	3,036	32,371	—
Loss on extinguishment of debt	—	7,589	—
Impairment charges	4,458	641	11,078
Other	967	432	322
Changes in operating assets and liabilities:
Accounts receivable	(95,431)	(91,920)	(81,193)
Inventory	(8,512)	(224)	979
Prepaid expenses and other current assets	(5,380)	5,305	(11,036)
Other assets	(2,894)	3,221	(22,787)
Accounts payable and accrued liabilities	28,044	(7,408)	17,325
Deferred revenue	1,269	(374)	255
Operating lease liabilities	(8,793)	(7,716)	(5,589)
Net cash provided by (used in) operating activities	80,863	3,390	(50,101)
Cash flows from investing activities
Purchases of property and equipment	(46,342)	(33,942)	(40,424)
Purchases of marketable securities	(466,114)	(118,241)	(164,285)
Maturities of marketable securities	237,700	101,200	206,500
Purchases of strategic investments	(2,300)	(57,000)	(3,000)
Purchase of acquired in-process research and development	—	(15,000)	—
Net cash used in investing activities	(277,056)	(122,983)	(1,209)
Cash flows from financing activities
Payment of SVB term loan and termination costs	—	(37,751)	—
Proceeds from Braidwell debt	—	75,000	—
Payments of issuance costs for Braidwell debt	—	(2,100)	—
Payment of Braidwell debt and termination costs	—	(78,660)	—
Proceeds from issuance of 2029 notes	—	661,250	—
Payments of issuance costs for 2029 notes	—	(17,424)	—
Purchases of capped call transactions	—	(72,407)	—
Purchase of treasury stock	—	(25,000)	—
Proceeds from issuance of common stock in connection with employee equity incentive plans	12,607	8,473	8,820
Net cash provided by financing activities	12,607	511,381	8,820
Effect of exchange rate changes	1	(6)	(169)
Net increase (decrease) in cash and cash equivalents	(183,585)	391,782	(42,659)
Cash and cash equivalents, beginning of year	427,955	36,173	78,832
Cash and cash equivalents, end of year	$244,370	$427,955	$36,173

	Year Ended December 31,
	2025	2024	2023
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$236,012	$419,597	$36,173
Restricted cash	$8,358	$8,358	$—
Total cash, cash equivalents and restricted cash	$244,370	$427,955	$36,173
Supplemental disclosures of cash flow information:
Interest paid	$9,919	$6,389	$2,960
Cash taxes paid	$1,196	$923	$1,130
Cash paid for operating lease liabilities	$15,875	$15,177	$14,105
Cash received from tenant improvement allowances	$745	$736	$1,603
Non-cash investing and financing activities:
Property and equipment costs included in accounts payable and accrued liabilities	$407	$275	$1,888
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$4,009	$4,403
Capitalized stock-based compensation in property and equipment	$5,261	$6,779	$7,383
The accompanying notes are an integral part of these consolidated financial statements.

IRHYTHM TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
iRhythm Technologies, Inc. ("the Company") was incorporated in the state of Delaware in September 2006. On January 12, 2026, the Company implemented a corporate holding company structure that resulted in the formation of a new parent holding company (the “Holding Company Transaction”) pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated as of January 12, 2026, by and among the Company, iRhythm Holdings, Inc., a Delaware corporation ("iRhythm Holdings"), and LTCM Merger Sub, Inc., a Delaware corporation and a then- direct, wholly owned subsidiary of iRhythm Holdings (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of iRhythm Holdings (the “Merger”). Following the Merger, iRhythm Holdings became the successor issuer and registrant to the Company. Because the Holding Company Transaction occurred after the date of these financial statements, unless expressly indicated or the context requires otherwise, for purposes of the consolidated financial statements and notes contained within, the term “the Company,” refers to iRhythm Technologies and its consolidated subsidiaries.
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
Since first receiving clearance from the U.S. Food and Drug Administration (“FDA”) for the Company's technology in 2009, the Company has supported physician and patient use of its technology and provided ambulatory cardiac monitoring ("ACM") services from its Medicare-enrolled independent diagnostic testing facilities (“IDTFs”) and with its qualified technicians. The Company has provided the Zio ACM services, including long-term continuous monitoring (“LTCM”), short-term continuous monitoring, and mobile cardiac telemetry (“MCT”) monitoring services (collectively, the “iRhythm Services”), using a proprietary system that combines an FDA-cleared and CE-marked wire-free, patch-based, 14-day wearable biosensor that continuously records ECG data, with a proprietary FDA-cleared, CE-marked, Japan PMDA approved cloud-based data analytic software to help physicians monitor patients and diagnose arrhythmias (collectively, the “iRhythm ACM System”). LTCM services (the “Zio LTCM Service”) and MCT services (the “Zio MCT Service”) are medical procedures typically ordered by physicians for patients not suspected of having life-threatening arrhythmias, but who are suspected of having infrequent, difficult-to-detect, or asymptomatic arrhythmias.
The Company is headquartered in San Francisco, California, which also serves as a clinical center. The Company has additional clinical centers in Deerfield, Illinois, Houston, Texas, and Manila, Philippines, a manufacturing facility in Cypress, California and corporate office spaces in Solana Beach, California and London, United Kingdom.
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

Risks and Uncertainties
Macroeconomic Factors and Supply Chain Constraints
The Company’s operations and performance may vary based on worldwide economic and political conditions, which have been adversely impacted by continued global economic uncertainty, political instability, and military hostilities in multiple geographies including ongoing geopolitical conflicts, such as the war in Ukraine and conflicts in the Middle East and Venezuela, domestic and global inflationary trends, interest rate volatility, potential instability in the global banking system, global supply shortages, tariffs on imports, and a tightening labor market. A severe or prolonged economic downturn or period of global political instability could drive hospitals and other healthcare professionals to tighten budgets and curtail spending, which could in turn negatively impact rates at which physicians prescribe the Company’s iRhythm Services. In addition, higher unemployment rates or reductions in employer-provided benefits plans could result in fewer commercially insured patients, resulting in a reduction in the Company’s margins and impairing the ability of uninsured patients to make timely payments. A weak or declining economy, or uncertainty surrounding tariffs, could also strain the Company’s suppliers, possibly resulting in supply delays and disruptions. There is also a risk that one or more of the Company’s current service providers, suppliers, or other partners may not survive such difficult economic times, which could directly affect the Company’s ability to attain its goals on schedule and on budget. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. The Company cannot predict the timing, strength, or duration of an economic downturn, instability, or recovery, whether worldwide, in the United States, or within its industry.
The Company’s hybrid work arrangements and decision to pursue a sublease for its leased San Francisco headquarters resulted in an impairment of its right-of-use (“ROU”) asset and related leasehold improvements and furniture and fixtures during the year ended December 31, 2023. As the Company continues to evaluate its global real estate footprint, the Company may incur additional impairment charges related to real property lease agreements.
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
Based on relative value units, CMS annually updates the reimbursement rates for diagnostic tests performed by IDTFs via the Medicare Physician Fee Schedule. CMS establishes national payment rates for the CPT codes the Company uses to report iRhythm Services performed by the Company. Because remote cardiac monitoring technology, including the iRhythm ACM System, is rapidly evolving, there is a continuing risk that relative value units assigned, and reimbursement rates set, by CMS may not adequately reflect the value and expense of this technology and associated monitoring services, and CMS may reduce these rates in the future, which would adversely affect the Company’s financial results.
Third-party payors globally are increasingly challenging the utilization and overall cost for medical products and services. The containment of healthcare costs has become a priority of governments on a global basis. Third-party payors may decline to cover and reimburse claims or portions of claims.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contractual allowances, provision for credit losses, the useful lives of property and equipment, the recoverability of long-lived assets, including the estimated usage of the printed circuit board assemblies (“PCBAs”), the incremental borrowing rate for operating leases, fair value of strategic investments, accounting for income taxes, impairment of ROU assets, contingent consideration liabilities, and various inputs used in estimating stock-based compensation. Actual results may differ from those estimates.

Fair Value of Financial Instruments
The carrying amounts of certain of the Company’s financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of short-term, highly liquid investments with an original maturity from the date of purchase of three months or less.
Under the terms of certain facility operating lease agreements, the Company is required to maintain a letter of credit as collateral during the term of the lease. As of December 31, 2025 and 2024, restricted cash of $8.4 million was pledged as collateral under the letter of credit with Silicon Valley Bank.
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
Marketable Securities
The Company's marketable security investments consist primarily of commercial paper, corporate bonds, U.S. agency obligations and U.S. treasury securities. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The Company's policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. The Company classifies investments as available-for-sale at the time of purchase and re-evaluates such classification as of each balance sheet date. Available-for-sale debt securities with an amortized cost basis in excess of the estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses on available-for-debt securities are recognized as a charge in other income (expense), net on the Company's consolidated statements of operations and any remaining unrealized gains or losses, net of taxes, are included in accumulated other comprehensive loss in accumulated deficit on the consolidated balance sheets. There were no impairment charges for any unrealized losses during the years ended December 31, 2025, 2024, and 2023.
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
The following table summarizes customers' accounts receivable concentration representing 10% or more of the Company’s accounts receivable, net:

	Payor Type	December 31, 2025	December 31, 2024	December 31, 2023
CMS	Centers for Medicare and Medicaid	14%	15%	25%
Customer A	Healthcare Institutions	15%	<10%	<10%
Customer B	Contracted third-party payors	12%	13%	<10%
Inflationary Risk
The Company continuously monitors the effects of inflationary factors, such as increases in cost of goods sold and selling and operating expenses, which may adversely affect its results of operations. Specifically, the Company may experience inflationary pressure affecting freight costs, the cost of the components for the Company’s iRhythm Services, overhead costs relating to maintenance of the Company’s facilities, and in the wages paid to its employees due to challenging labor market conditions. Competitive and regulatory conditions may restrict the Company’s ability to fully recover these costs through price increases. As a result, it may be difficult to fully offset the impact of persistent inflation. The Company’s inability or failure to do so could have a material adverse effect on its business, financial condition, and results of operations or cause the Company to need to obtain additional capital earlier than anticipated in the future.
Supply Risk
The Company relies on single-source vendors to supply some of its disposable housings, instruments and other materials used to manufacture the Zio patches and the adhesive that binds the Zio patch to a patient’s body. These components and materials are critical, and there could be a considerable delay in finding alternative sources of supply.
Inventory
Inventory owned by the Company is valued at the lower of cost or net realizable value, on the first in, first out (“FIFO”) basis. The Company records write-downs of inventory that is obsolete or in excess of anticipated demand. The Company also records market value-based write-downs in consideration of product lifecycle stage, technology trends, product development plans, and assumptions about future demand and market conditions. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. Inventory write-downs are charged to cost of revenue and establish a new cost basis for the inventory.
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

PCBAs
The Company reuses PCBAs in each wearable Zio monitor, Zio XT, and Zio AT, as well as the wireless gateway used in conjunction with Zio AT. As PCBAs are used in a wearable Zio monitor, Zio XT, or Zio AT, a portion of the cost of the PCBA is recorded as a cost of revenue. The Company bases the length of time estimates for charging a portion of the PCBAs cost through several considerations, including evaluation during product development, device loss rates, product launches and obsolescence, and the amount of time it takes the device to go through the manufacturing, shipping, customer shelf, and patient wear time and upload process. The Company periodically evaluates and updates these estimates. PCBAs are included in other assets in the Company's consolidated balance sheets.
Implementation Costs in Cloud-Computing Arrangements
The Company capitalizes qualified implementation costs incurred in a hosting arrangement that is a service contract for which it is the customer in accordance with the requirements for cloud computing arrangements (“CCA”) to the extent it is incurred in the course of developing internal-use software. These capitalized implementation costs are generally amortized over the fixed, non-cancellable term of the associated hosting arrangement on a straight-line basis and are recorded in prepaid expenses and other current assets or in other noncurrent assets.
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill amounts are not amortized, but rather tested for impairment at least annually, and more frequently when changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that it operates its business as one reporting unit and the Company completes its annual impairment test in the fourth quarter. In the event that the Company determines that the fair value of the reporting unit is less than the reporting unit's carrying value, goodwill impairment charge will be incurred for the amount of the difference during the quarter in which the determination is made. The Company did not record any goodwill impairment charges in the years ended December 31, 2025, 2024, and 2023.
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
Any impairments to ROU assets, leasehold improvements, or other assets as a result of a sublease or other similar action are initially recognized when a decision to take such action is made and recorded as an operating expense. Similar to other long-lived assets, management tests ROU assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For ROU assets, such circumstances may include subleases that do not fully recover the costs of the associated leases or commitments to sublease a property. See Note 7, Impairment Charges, included in the notes to the consolidated financial statements.
Comprehensive Income (Loss)
Comprehensive income (loss) represents all changes in stockholders’ equity during the year from non-owner sources. The Company’s unrealized gains and losses on marketable securities and cumulative translation adjustment represent the only components of other comprehensive income (loss) that are excluded from the reported net loss and that are presented in the consolidated statements of comprehensive income (loss).
Revenue Recognition
The Company has developed proprietary systems that combine a wire-free, patch-based, 14-day wearable biosensor that continuously records ECG data, with a proprietary cloud-based data analytic platform to help physicians monitor patients and diagnose arrhythmias. The Company currently offers three iRhythm ACM System options—the Zio monitor System, the Zio XT System, and the Zio AT System.
The Zio monitor System is a prescription-only, remote ECG monitoring system that consists of the Zio monitor that records the electric signal from the heart continuously for up to 14 days and the ZEUS algorithm, which supports the capture and analysis of ECG data recorded by the Zio monitor at the end of the wear period, including specific arrhythmia events detected by ZEUS. The final step in the iRhythm Services is the delivery of an electronic Zio report to the prescribing physician with a summary of preliminary findings. The Company’s Zio monitor services are generally billable when the Zio report is issued to the physician.

The Zio XT System is the previous generation of the Zio monitor System and is a prescription-only, remote ECG monitoring system that consists of the Zio XT that records the electric signal from the heart continuously for up to 14 days and ZEUS, which supports the capture and analysis of ECG data recorded by the Zio XT at the end of the wear period, including specific arrhythmia events detected by the ZEUS algorithm. The Company’s Zio XT services are generally billable when the Zio report is issued to the physician.
The Zio AT System is a prescription-only, remote ECG monitoring system that similarly consists of Zio AT that records the electric signal from the heart continuously for up to 14 days and ZEUS, but which also incorporates the Zio AT wireless gateway that provides connectivity between Zio AT and ZEUS during the patient wear period. The wireless gateway, slightly larger than a smart phone, is provided to the patient at the time of Zio AT placement on the patient and collects and transmits data from the Zio AT to the cloud via a long- term evolution protocol. The Zio AT service revenue is recognized under two performance obligations — the patient wear period and delivery of electronic Zio reports.
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
The Company makes estimates around the amount of denied claims within a reporting period, a process that requires management judgment. The estimated denied claims are based on historical information and judgment includes the historical period utilized. The Company monitors the estimated denied claims against the latest available information, and subsequent changes to the estimated denied claims are recorded as an adjustment to revenue in the periods during which such changes occur. Delays in claims submissions could lead to an increase in denials if the Company misses the payors’ filing deadlines, which could result in a reduction in the Company’s receipt of payments. Historical cash collection indicates that it is probable that substantially all of the transaction price, less the estimate of denied claims, will be received. Contracted payors may require that the Company bills patient co-payments and deductibles and from time to time the Company may not be able to collect such amounts due to credit risk. The Company provides for estimates of uncollectible patient accounts receivable, based upon historical experience where judgment includes the historical period utilized, at the time revenue is recognized, with such provisions presented as bad debt expense within the selling, general and administrative line item of the consolidated statements of operations. Adjustments to these estimates for actual experience are also recorded as an adjustment to bad debt expense.
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
Cost of Revenue
Cost of revenue includes direct labor, material costs, equipment and infrastructure expenses, amortization of internal-use software, allocated overhead, royalties, and shipping and handling. Direct labor includes payroll-related costs including stock-based compensation involved in manufacturing, clinical data curation, and customer service. Material costs include both the disposable materials costs of the Zio patches and amortization of the re-usable PCBAs. Each Zio XT and Zio monitor includes a PCBA, and each Zio AT includes a PCBA and gateway board, the cost of which is amortized over the expected useful life of the board.

Research and Development
The Company’s research and development costs are expensed as incurred. Research and development costs include payroll-related costs, including stock-based compensation, consulting services, clinical studies, laboratory supplies, milestone payments, and allocated facility overhead costs.
Acquired In-Process Research and Development Expenses
Acquired in-process research and development (“IPR&D”) assets, as a result of an asset acquisition, for use in research and development activities with no alternative future use are expensed in the consolidated statements of operations on the acquisition date. Accounting for acquisitions of IPR&D requires the Company to make certain judgments to determine if the transaction should be accounted for as an asset acquisition or a business combination, as well as assess if the IPR&D acquired has alternative future use in research and development activities.
Selling, General and Administrative Expenses
The Company's sales and marketing expenses consist of personnel costs, including stock-based compensation, and sales commissions. Other significant costs include travel expenses, consulting, public relations costs, direct marketing, tradeshow and promotional expenses and allocated facility overhead costs.
The Company incurred $1.2 million, $1.2 million, and $1.1 million of advertising expense during each of the years ended December 31, 2025, 2024, and 2023, respectively, which is included in selling, general and administrative expenses.
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
Net Income (Loss) per Common Share
Basic net income per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, potential common share equivalents.
Basic net loss per common share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per common share is the same as basic net loss per common share for all periods presented, since the effect of potentially dilutive securities are anti-dilutive.
Potentially dilutive common shares consist of shares issuable from stock options, RSUs, PRSUs, and the Company’s senior convertible notes due 2029 (the “2029 Notes”). Potentially dilutive common shares issuable upon vesting of RSUs, PRSUs are determined using the average share price for each period under the treasury stock method. Potentially dilutive common shares issuable upon conversion of the Company's senior convertible notes are determined using the if-converted method. In periods of net losses, we exclude all potentially dilutive common shares from the computation of the diluted net loss per share for those periods as the effect would be anti-dilutive
Recently adopted accounting pronouncements
In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. Two primary enhancements related to this ASU include disaggregating existing income tax disclosures relating to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and may be applied on either a prospective or a retrospective basis. The Company adopted this ASU for the year ended December 31, 2025 on a prospective basis. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 10, Income Taxes, for disclosure within the notes to the Company's consolidated financial statements.
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
In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270) related to interim disclosure requirements. The amendments in this update clarify current interim disclosure requirements and provide a comprehensive list of required interim disclosures. The update also incorporates a disclosure principle that requires entities to disclose material events that occur after the end of the last annual reporting period. This update is effective for interim periods within annual periods beginning after December 15, 2027, though early adoption is permitted. The Company is currently evaluating the impact that the adoption of this new standard may have on the Company's interim consolidated financial statements and related disclosures.

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

Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing, and uncertainty of its revenue streams. Disaggregated revenue by payor type and major service line for the years ended December 31, 2025, 2024, and 2023 were as follows (in thousands, except percentages):

	Year Ended December 31,
	2025		2024		2023
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Contracted third-party payors	$392,234	52%	311,605	53%	$267,195	54%
Centers for Medicare and Medicaid	179,350	24%	142,389	24%	122,414	25%
Healthcare institutions	125,613	17%	95,115	16%	71,001	14%
Non-contracted third-party payors	49,941	7%	42,730	7%	32,071	7%
Total	$747,138		$591,839		$492,681
Revenue generated from the United States comprised substantially all of the Company's revenue. No other country or customer, with the exception of CMS, comprised 10% or greater of the Company's revenue during each of the years ended December 31, 2025, 2024, and 2023.
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
The following table presents the changes in the provision for credit losses (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of year	$16,248	$20,289	$18,475
Provision for credit losses	30,835	22,583	17,105
Write-offs	(32,448)	(26,624)	(15,291)
Balance, end of year	$14,635	$16,248	$20,289

The following table presents the changes in the contractual allowance (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of year	$50,961	$52,689	$41,389
Add: provision for contractual adjustments	68,831	50,880	52,523
Less: contractual adjustments	(70,866)	(52,608)	(41,223)
Balance, end of year	$48,926	$50,961	$52,689

Contract Liabilities
ASC 606, Revenue from Contracts with Customers, requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).
Certain of the Company’s customers pay the Company directly for the Zio LTCM Service upon patient registration or shipment of devices. Such advance payments are recognized as deferred revenue and are recorded as revenue when Zio reports are delivered to the healthcare provider. During the years ended December 31, 2025 and 2024, $2.9 million and $3.1 million related to the contract liability balance at the beginning of 2025 and 2024 was recognized as revenue, respectively. The deferred revenue liability was $4.2 million and $2.9 million as of December 31, 2025 and 2024, respectively.
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

4. CASH EQUIVALENTS AND MARKETABLE SECURITIES
The fair value of cash equivalents and marketable securities at December 31, 2025 and 2024, were as follows (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$142,423	$—	$—	$142,423
U.S. government securities	347,467	285	(1)	347,751
Total cash equivalents and marketable securities	$489,890	$285	$(1)	$490,174
Classified as:
Cash equivalents				$142,423
Marketable securities				347,751
Total cash equivalents and marketable securities				$490,174

	December 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$40,654	$—	$—	$40,654
U.S. government securities	276,467	57	—	276,524
Total cash equivalents and marketable securities	$317,121	$57	$—	$317,178
Classified as:
Cash equivalents				$201,222
Marketable securities				115,956
Total cash equivalents and marketable securities				$317,178
Unrealized gains (losses) during the years ended December 31, 2025, 2024, and 2023 were not material. As of December 31, 2025 and 2024, all marketable securities are classified as available for sale, with contractual maturities due within one year or less. The weighted average maturity for the Company's marketable securities as of December 31, 2025 and 2024 was 148 days and 211 days, respectively.

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
The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.
The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$142,423	$—	$—	$142,423
U.S. government securities	—	347,751	—	347,751
Strategic investments	—	—	69,913	69,913
Total	$142,423	$347,751	$69,913	$560,087
Liabilities
Contingent consideration	—	—	20,407	20,407
Total	$—	$—	$20,407	$20,407

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$40,654	$—	$—	$40,654
U.S. government securities	—	276,524	—	276,524
Strategic investments	—	—	61,902	61,902
Total	$40,654	$276,524	$61,902	$379,080
Liabilities
Contingent consideration	—	—	17,371	17,371
Total	$—	$—	$17,371	$17,371

Fair Value of Strategic Investments
The Company holds strategic investments upon which it measures the fair value on a recurring basis. The carrying value of these investments are $69.9 million and $61.9 million as of December 31, 2025 and 2024, respectively.
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
The aggregate fair value of the BioIS strategic loan investments is $63.7 million and $56.4 million as of December 31, 2025 and 2024, respectively. In accordance with ASC 820, Fair Value Measurement, the Company elected to apply the fair value option to these strategic loan investments, with changes in fair value reported within other income (expense), net in the Company's consolidated statements of operations at each reporting period. During the year ended December 31, 2025 and 2024, the Company increased the fair value of the strategic loan investments by $7.3 million and $1.4 million, respectively. The fair value of the loan investments in BioIS is determined by using a probability-weighted expected return model (“PWERM”) and a discounted cash flow valuation model with scenarios that correspond to the contractual settlement events. The determination of fair value involves significant assumptions such as discount rates, volatility rates, and expected years. These unobservable inputs represent a Level 3 measurement, as they are supported by little or no market activity and reflect the Company's own assumptions in measuring fair value.
In June 2025, BioIS achieved the first of two regulatory milestones. As of December 31, 2025, BioIS and the Company are in the process of completing all required contractual conditions in order to cancel $10.0 million in strategic loan investments plus accrued and unpaid interest. Refer to Note 8, Commitments and Contingencies for further discussion.
The following table sets forth the recurring Level 3 fair value measurements of the loan investment including the significant unobservable inputs:

	December 31, 2025	December 31, 2024
Discount rate	10.8%	12.0%
Equity volatility	85.0%	67.0%
Expected years (range)	2026 - 2029	2025 - 2029

During the year ended December 31, 2025, the Company made a $2.3 million strategic loan investment in a separate privately-held company. The fair value of the strategic loan investment was $2.4 million as of December 31, 2025.
During the year ended December 31, 2024, the Company made a $2.0 million strategic loan investment in a separate privately-held company. During the fourth quarter and year ended December 31, 2025, the Company recorded a full reserve against this strategic loan investment. The fair value of the strategic loan investment was nil and $2.0 million as of December 31, 2025 and December 31, 2024, respectively. The change in fair value is recorded within other income (expense), net in the Company’s consolidated statements of operations.
During the year ended December 31, 2023, the Company made a $3.0 million strategic equity investment in a separate privately-held company. During the years ended December 31, 2025 and 2024, the Company increased the fair value of this strategic equity investment by $0.3 million and $0.5 million, respectively. The carrying value of this strategic equity investment is $3.8 million and $3.5 million as of December 31, 2025 and 2024, respectively. The change in fair value is recorded within other income (expense), net in the Company’s consolidated statements of operations.

The following table sets forth the changes in the estimated fair value of the Company's strategic investments measured on a recurring basis (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Balance, beginning of period	$61,902	$3,000	$—
Additions during the period	2,300	57,000	3,000
Changes in estimated fair value	5,711	1,902	—
Balance, end of period	$69,913	$61,902	$3,000
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
The following table sets forth the recurring Level 3 fair value measurements of contingent consideration liabilities associated with the development agreement milestones including the significant unobservable inputs:

	December 31, 2025	December 31, 2024
Probability of achievement (range)	79.0% - 100.0%	75.0% - 90.0%
Expected years	2026	2025 - 2026
During the year ended December 31, 2025, the Company increased the probability of achievement assumptions based upon the projected achievement of a remaining future regulatory milestone. Refer to Note 8, Commitments and Contingencies, for further details relating to the BioIS regulatory milestones.
Contingent consideration liabilities for BioIS at the inception of acquisition of the licensed technology were $17.0 million. Contingent consideration liabilities were $20.4 million and $17.4 million as of December 31, 2025 and 2024, respectively, and were included in accrued liabilities in the Company’s consolidated balance sheet.
The following table sets forth the changes in the estimated fair value of the Company’s contingent consideration liabilities measured on a recurring basis (Level 3) (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Balance, beginning of period	$17,371	$—
Addition during the period	—	16,970
Changes in estimated fair value	3,036	401
Balance at end of period	$20,407	$17,371
The following table sets forth the balances of the contingent consideration liabilities (in thousands):

	December 31, 2025	December 31, 2024
Accrued liabilities	$20,407	$9,701
Other noncurrent liabilities	—	7,670
Balance at end of period	$20,407	$17,371

Fair Value of Senior Convertible Notes
The fair value, based on a quoted market price (Level 1), of the Company’s 2029 Notes is as follows (in thousands):

	December 31, 2025	December 31, 2024
Senior Convertible Notes due 2029	$924,097	$641,214

6. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	December 31,
	2025	2024
Raw materials and work-in-progress	$10,645	$5,863
Finished goods	10,989	8,176
Total	$21,634	$14,039
Long-term Strategic Investments
Long-term strategic investments consisted of the following (in thousands):

	December 31,
	2025	2024
Strategic loan investments	$66,064	$58,407
Strategic equity investments	3,849	3,495
Total	$69,913	$61,902
Other Assets
Other assets consisted of the following (in thousands):

	December 31,
	2025	2024
PCBAs	$39,026	$34,698
Cloud computing arrangements	3,998	5,230
Other	1,694	1,924
Total	$44,718	$41,852
The Company reuses PCBAs in each wearable Zio monitor, Zio XT, and Zio AT, as well as the wireless gateway used in conjunction with Zio AT. As PCBAs are used in a wearable Zio monitor, Zio XT, or Zio AT, a portion of the cost of the PCBA is recorded as a cost of revenue. Charges to cost of revenue were $17.5 million, $13.7 million, and $9.0 million as of December 31, 2025, 2024, and 2023, respectively. During the year ended December 31, 2025, PCBAs increased by $4.3 million primarily driven by additional purchases for Zio monitor and Zio AT to support the growth in commercial volumes.
The Company recorded $2.6 million, $2.7 million, and $1.4 million amortization expense during the years ended December 31, 2025, 2024, and 2023, respectively, related to capitalized implementation costs in the Company's cloud computing arrangements.

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

		December 31,
	Useful Life	2025	2024
Laboratory and manufacturing equipment	2 to 7	$17,623	$9,687
Computer equipment and software	3	4,232	4,227
Furniture and fixtures	2 to 5	4,180	4,181
Leasehold improvements	3 to 12	28,975	27,121
Internal-use software in service	3 to 7	91,763	79,660
Internal-use software in development	-	88,950	60,797
Construction in progress	-	7,068	10,638
Total property and equipment, gross		242,791	196,311
Less: accumulated depreciation and amortization		(91,192)	(71,219)
Total property and equipment, net		$151,599	$125,092
Depreciation and amortization expense for the years ended December 31, 2025, 2024 and 2023 was $20.7 million, $20.7 million and $16.3 million, respectively, of which amortization related to internal-use software, was $14.5 million, $14.9 million, and $12.2 million, for the years ended December 31, 2025, 2024 and 2023, respectively.
During the year ended December 31, 2025, internal-use software both in service and in development increased by a combined $40.3 million, net of impairments. This increase is related to internally developed and third-party expenditures for enhancements in the Company's core technology, products, and services and artificial intelligence.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued payroll and related expenses	$67,809	$42,293
Accrued vacation	7,906	6,914
Accrued expenses	20,464	16,044
Claims payable	1,542	2,011
Accrued employee share purchase plan contributions	662	585
Accrued income and other taxes	1,817	4,008
Accrued professional services fees	8,140	3,345
Contingent consideration liabilities	20,407	9,700
Total accrued liabilities	$128,747	$84,900

7. IMPAIRMENT CHARGES
The Company's impairment charges consisted of the following (in thousands):

	December 31,
	2025	2024	2023
ROU asset	$—	$—	$9,912
Leasehold improvements	—	—	1,067
Furniture and fixtures	—	—	99
Internal-use software	4,458	641	—
Total	$4,458	$641	$11,078
In February 2022, the Board approved a plan to reduce the Company’s leased space for its headquarters in San Francisco, California. The Company initiated an effort to pursue a sublease of one floor (approximately 50%) of its San Francisco, California facility. During the year ended December 31, 2023, as a result of the continued declining real estate rental market conditions within San Francisco, California, the Company recorded an impairment charge of $11.1 million, consisting of its ROU asset and property and equipment (inclusive of leasehold improvements and furniture and fixtures) of $9.9 million and $1.2 million, respectively. The impairment was recorded to impairment charges within the consolidated statements of operations for the year ended December 31, 2023.
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
During the years ended December 31, 2025 and 2024, the Company recorded an impairment charge of $4.5 million and $0.6 million, respectively, within the Company’s consolidated statements of operations related to internal-use software in development not expected to be completed and placed in-service. No impairment charge related to internal-use software has been recognized for the year ended December 31, 2023. Refer to Note 8, Commitments and Contingencies, for further details relating to the internal-use software impairment charges recognized associated with the Company's development collaboration with Verily Life Sciences LLC during the year ended December 31, 2025.

8. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of December 31, 2025, the Company's purchase commitments totaled $71.4 million, primarily related to inventory and revenue cycle service fees and expected to be due within a year.

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
In July 2023, the Company entered into an approximately seven-year facility lease in Solana Beach, California, as corporate office space (the “Solana Beach Lease”). In February 2024, the Company amended its lease to add additional space. The amended lease commenced in the fourth quarter of 2024, and extended the term of the entire facility lease by approximately one year. The amended lease provides an option to extend the term of the lease for one five-year period beyond the amended term, which the Company is not reasonably certain to exercise and therefore was not considered in determining the ROU assets and lease liabilities balance. The Company recognized $4.0 million in additional ROU assets and lease liabilities upon commencement of the amended lease. Total lease payments for the Solana Beach Lease approximate $9.6 million as of the lease commencement date.
Contractual obligations under operating lease liabilities were as follows (in thousands):

Year Ended December 31:
2026	$16,683
2027	17,096
2028	17,016
2029	17,121
2030	17,613
Thereafter	15,286
Total lease payments	100,815
Less: imputed interest	(19,135)
Total lease liabilities	$81,680
Other information related to the operating leases were as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease expense (in thousands)	$12,045	$11,831	$12,861
Weighted average remaining lease term (years)	5.8	6.8	7.8
Weighted average discount rate (percentage)	7.2%	7.3%	7.3%

Self-Insured Health Plan
As of January 1, 2025, the Company transitioned from a fully-insured program to a self-insurance program to cover U.S. employees and their dependent health benefits. As part of the program, the Company also has stop-loss coverage from a third party which limits the exposure to large claims. The Company records a liability associated with these benefits by utilizing a third-party actuarial specialist, that includes both an estimate of claims filed and incurred but not yet reported based upon historical claims experience. As of December 31, 2025, the Company's accrued health benefits liability was $2.6 million which is included within accrued liabilities on the Company's consolidated balance sheets.
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
On February 6, 2024, a putative class action lawsuit was filed in the United States District Court for the Northern District of California alleging that the Company and the Company's current Chief Executive Officer, Quentin Blackford, its former Chief Financial Officer, Brice Bobzien, and its former Chief Financial Officer and former Chief Operating Officer, Douglas Devine, violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, and seeks unspecified damages purportedly sustained by the class. On July 19, 2024, an amended complaint was filed, naming the Company, Mr. Blackford, Mr. Bobzien, Mr. Devine, the Company's Chief Commercial and Product Officer Chad Patterson, the Company's former Chief Technology Officer Mark Day, and the Company's Chief Medical Officer, Chief Scientific Officer, and Executive Vice President of Advanced Technologies, Mintu Turakhia, as defendants. On October 7, 2024, a second amended complaint was filed against the defendants to include events from FDA inspections, but otherwise included the same claims under the Exchange Act. On December 10, 2024, the defendants filed a motion to dismiss. On June 3, 2025, the Court granted in part the defendants’ motion to dismiss, including the dismissal of all individual defendants except for Mr. Blackford. On November 3, 2025, the plaintiff filed a motion to certify the case as a class action, which the defendants later opposed by motion. Discovery is ongoing.
The Company's board members and certain of its current executives and former executives of the Company were named as defendants in two complaints filed as stockholder derivative actions in the United States District Court for the District of Delaware and the United States District Court for the Northern District of California, respectively. The Company is named as a nominal defendant in both complaints. The cases make similar allegations to those in the securities class action complaint described above and both derivative cases have been stayed pending the resolution of the securities class action.
The Company believes the above securities class action and derivative lawsuits to be without merit and plans to continue to defend itself vigorously.
On March 26, 2021, the Company received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California requesting information related to communications with FDA and its products and services. On September 13, 2021, the Company received a second subpoena requesting additional information. On April 4, 2023, the Company received a Subpoena Duces Tecum from the Consumer Protection Branch, Civil Division of the U.S. Department of Justice (the “DOJ”), requesting production of various documents regarding the Company's products and services. The Company is cooperating fully on these matters.
On July 1, 2024, the DOJ filed with the United States District Court for the Northern District of California a Petition for Order to Show Cause and Application for Enforcement against the Company with respect to the production of certain documentary materials which the Company asserts are protected by legal privileges. On May 30, 2025 following a hearing on the issue, the District Court ordered the Company to disclose certain of the documents, finding that the Company had waived its asserted legal privileges. The Company has appealed the District Court's order to the Ninth Circuit Court of Appeals. On July 17, 2025, the Ninth Circuit Court of Appeals stayed the District Court's production order until the appeal is resolved. Both parties submitted initial briefing on the merits, and the Company's reply brief to the government is due in late February 2026. The Company intends to continue to defend its privilege assertions over the documents at issue. Regardless of the outcome of the appeal or the potential disclosure of the documents at issue, it is not clear what, if any, action the DOJ may take following resolution of the dispute over legal privileges.

On December 12, 2025, the Company received a civil investigative demand from DOJ’s Civil Division’s Commercial Litigation Branch seeking information and documents related to Zio AT and our associated claims for reimbursement. The Company has cooperated, and is continuing to cooperate, fully in connection with these matters.
On February 20, 2024, Welch Allyn, Inc. ("Welch Allyn"), a subsidiary of Hill-Rom Holdings, Inc. now part of Baxter International, Inc., filed a complaint against the Company in the United States District Court for the District of Delaware, which was amended on April 24, 2024, alleging that its Zio devices infringe certain of Welch Allyn's patents and that its infringement was willful. Thereafter, the Company successfully petitioned the District Court to dismiss the willful infringement claims without prejudice. On February 14, 2025, Welch Allyn filed a second amended complaint adding additional patent claims. On March 21, 2025, the Company filed a response to the allegations found in the second amended complaint, denying all allegations of patent infringement and asserting defenses including patent invalidity. On October 14, 2025, Welch Allyn filed a third amended complaint adding back claims for willful infringement. On October 28, 2025, the Company filed a motion to dismiss the willful infringement claims, and that motion remains pending. On December 23, 2024, the Company filed a petition with the USPTO seeking Inter Partes Review ("IPR") of the Welch Allyn patents asserted in the original complaint. The IPR petitions became subject to a new consideration for “discretionary denial” of IPRs first announced by the USPTO after the Company filed its petitions. Under this new basis, the Company's IPRs were denied institution. The Company filed a Petition for Director review, seeking to vacate the denial in July 2025, but the Petition was denied. The Company subsequently filed for Ex Parte Reexamination on four of the Welch Allyn patents being asserted, and the USPTO instituted re-examination of those four patents on January 20, 2026. Welch Allyn seeks money damages and attorneys’ fees. The Company believes this lawsuit is without merit and plans to defend itself vigorously.
On December 10, 2024, Bardy Diagnostics, Inc. (“BardyDx”), a subsidiary of Hill-Rom Holdings, Inc. now part of Baxter International, Inc., filed a lawsuit against the Company in the United States District Court for the District of Delaware, alleging that its Zio monitor infringes one of its patents. On December 26, 2024, BardyDx filed an amended complaint alleging that the Company's Zio monitor infringes two of BardyDx's patents. On June 11, 2025, BardyDx filed a second amended complaint alleging that its Zio monitor infringes four of BardyDx’s patents. The Company filed responses to the allegations found in the complaint and the amended complaints, denying all allegations of patent infringement, asserting defenses including patent invalidity, and asserting patent infringement counterclaims, which allege that BardyDx’s Carnation Ambulatory Monitor patch infringes five of its patents. BardyDx filed an answer to the Company's counterclaims and filed counterclaims for declaratory judgment for non-infringement and invalidity of the patents asserted by the Company. On September 5, 2025, the Company filed a motion for leave to amend its counterclaims to allege infringement of two additional patents, and that motion remains pending. On January 22, 2026, BardyDx filed a motion to amend its pleadings to assert inequitable conduct with respect to two patents of the Company, and that motion also remains pending. Both parties seek money damages and attorneys’ fees for the alleged infringement of their patents. The Company believes BardyDx’s allegations of patent infringement are without merit and plans to defend itself vigorously.
Technology License Agreement
On August 30, 2024, the Company entered into a Technology License Agreement (as amended, the “License Agreement”) with BioIS, pursuant to which (i) the Company will receive a perpetual fully paid up license to certain of BioIS’ intellectual property, technology and products for research, development and commercialization of potential next generation products and services in certain fields of use, including (x) an exclusive license to develop and commercialize pulse oximetry, accelerometry, and trending non-invasive blood pressure technologies for use within the Company's ambulatory cardiac monitoring products and services, and (y) a limited, non-exclusive license to develop and commercialize products and services for use in unattended, home-based diagnostic testing and assessment of central and obstructive sleep apnea, and (ii) the Company and BioIS agreed to negotiate in good faith a supply agreement for pulse oximetry hardware.
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

In June 2025, BioIS achieved the first of two regulatory milestones. As of December 31, 2025, BioIS and the Company are in the process of completing all required contractual conditions in order to cancel $10.0 million in Milestone Notes plus accrued and unpaid interest. During the year ended December 31, 2025 and 2024, the Company recorded a charge of $3.0 million and $32.4 million, respectively for acquired IPR&D in the Company's consolidated statements of operations.
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
In August 2025, the Company and Verily mutually terminated the Development Agreement, subject to the Company's continued rights to a license to certain intellectual property associated with a mobile app developed under the Development Agreement. Through termination of the Development Agreement, the Company and Verily achieved milestones tied to payments totaling $11.0 million to date. During the year ended December 31, 2025, the Company recorded an impairment charge of $2.5 million associated with capitalized internal-use software in development relating to the Zio Watch with the Company's clinically integrated ZEUS system. The Company continues to expand its other development programs into other clinical-grade wearables to detect and characterize arrhythmias while integrating with clinicians' workflows.
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

9. DEBT
1.50% Senior Convertible Notes due 2029
The carrying amounts of the Company’s 2029 Notes were as follows (in thousands):

	December 31,
	2025	2024
Principal amount	$661,250	$661,250
Unamortized debt issuance costs	(11,746)	(14,807)
Carrying amount of senior convertible notes due 2029	$649,504	$646,443

The following table summarizes the components of interest expense and the effective interest rate for the 2029 Notes for the periods shown (in thousands):

	Year Ended December 31,
	2025	2024	2023
Contractual coupon interest	$10,057	$8,266	$—
Amortized debt issuance costs	3,060	2,617	—
Total interest expense recognized on senior convertible notes due 2029	$13,117	$10,883	$—

Effective interest rate	2.0%	2.0%	—%
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
As discussed in Note 1, Organization and Description of Business, on January 12, 2026, the Company completed the Holding Company Transaction. The Holding Company Transaction constitutes a Merger Event as defined under the Indenture. The Holding Company Transaction does not constitute a Fundamental Change or a Make-Whole Fundamental Change as defined under the Indenture. As a result of the Holding Company Transaction, pursuant to Section 4.01(f) of the Indenture, Holders may convert their Notes at any time up through March 4, 2026, the thirty-fifth Trading Day after the effective date of the new corporate holding company.
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
On March 7, 2024, in connection with the offering of the 2029 Notes, the Company used approximately $80.2 million of the net proceeds for the repayment in full of the $75.0 million outstanding Initial Loan, as well as interest, fees and expenses associated with terminating the agreement. Interest expense for the year ended December 31, 2024 totaled $1.8 million, consisting of contractual coupon interest of $1.6 million and amortized debt issuance costs of $0.2 million. The Company incurred $5.6 million of fees and expenses relating to the repayment of the Initial Loan and the termination of the Braidwell Credit Agreement, inclusive of unamortized debt origination costs, which has been recorded within loss on extinguishment of debt in the Company's consolidated statements of operations for the year ended December 31, 2024.
SVB Term Loan
In October 2018, the Company entered into the Third Amended and Restated Loan and Security Agreement (“SVB Loan Agreement”) with Silicon Valley Bank (“SVB”). Under the SVB Loan Agreement, the Company had borrowed $35.0 million and had made repayments through March 2022, at which time the outstanding balance was $18.5 million.
On March 28, 2022, the Company entered into a Second Amendment (“2022 Amendment”) to its SVB Loan Agreement which provided for a term loans facility in the aggregate principal amount of up to $75.0 million (the “2022 Term Loans”), of which $35.0 million was borrowed at closing and a portion of the proceeds was used to pay in full the outstanding balance of $18.5 million under the SVB Loan Agreement. None of the remaining $40.0 million of 2022 Term Loans was borrowed up through December 31, 2023.
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
In connection with the termination of the SVB term loan, interest expense, contractual coupon interest, and amortized debt issuance costs for the year ended December 31, 2024, were de minimis. For the year ended December 31, 2023 interest expense, contractual coupon interest, and amortized debt issuance costs related to the SVB term loan totaled $3.4 million, $3.0 million, and $0.4 million, respectively. The Company incurred $2.0 million of fees and expenses relating to the termination of the SVB Loan Agreement, which has been recorded within loss on extinguishment of debt in the Company's consolidated statement of operations during the year ended December 31, 2024.

10. INCOME TAXES
The components of income (loss) before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$(45,602)	$(114,203)	$(122,974)
Foreign	2,004	1,479	318
Loss before income taxes	$(43,598)	$(112,724)	$(122,656)

The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current expense:
Federal	$—	$—	$—
State	622	218	401
Foreign	213	474	349
Total current tax expense	835	692	750

Deferred tax benefit:
Federal	—	—	—
State	—	—	—
Foreign	118	(127)	—
Total deferred tax benefit	118	(127)	—
Total tax expense	$953	$565	$750
As described in Note 2, Summary of Significant Accounting Policies, the Company has elected to prospectively adopt ASU 2023-09. The following table is a reconciliation of the total income tax expense computed at the U.S. federal statutory rate of 21% to the Company’s total income tax expense for the year ended December 31, 2025, in accordance with ASU 2023-09 (in thousands):

	Year Ended December 31,
	2025
	Amount	Percentage
U.S. Federal Statutory Tax Rate	$(9,156)	21.0%
State Income Taxes, Net of Federal Benefit*	492	(1.1)%
Foreign Tax Effects	(91)	0.2%
Nontaxable or Nondeductible Items
Stock-Based Compensation	1,545	(3.5)%
Nondeductible Executive Compensation	100	(0.2)%
Other	430	(1.0)%
Tax Credits
R&D Credits	(3,357)	7.7%
Change in Valuation Allowance	10,837	(24.9)%
Other	153	(0.4)%
Provision for income taxes	$953	(2.2)%
*State and local taxes in Texas, Philadelphia, and Oregon made up the majority (greater than 50 percent) of the tax effect in this category

The following table is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to ASU 2023-09 (in thousands):

	Year Ended December 31,
	2024	2023
Tax at statutory federal rate	$(23,672)	$(25,758)
State income taxes, net of federal benefit	307	371
Stock-based compensation	727	(820)
Meals and entertainment	174	361
Section 162(m) limitation - officers compensation	5,093	5,217
Other	425	823
Tax credits	(2,160)	(2,160)
Foreign rate differential	163	37
Change in valuation allowance	19,508	22,679
Provision for income taxes	$565	$750
The components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$150,672	$133,233
Tax credit carryforwards	24,229	19,460
Stock-based compensation	13,991	11,810
Capitalized research expenditures	11,739	24,280
Allowances and other	47,162	38,938
Lease obligation	20,558	23,011
Depreciation and amortization	8,293	4,288
Total deferred tax assets	276,644	255,020
Less: Valuation allowance	(254,681)	(242,623)
Net deferred tax assets	21,963	12,397

Deferred tax liabilities:
Capitalized Internal Use Software	(11,387)	—
ROU assets	(10,391)	(12,094)
Total deferred tax liabilities	(21,778)	(12,094)
Total deferred tax assets	$185	$303
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company has provided a full valuation allowance against its U.S. deferred tax assets, and, therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets. The U.S. valuation allowance increased by $12.1 million, $24.8 million and $29.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The valuation allowance for deferred tax assets consisted of the following activity for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year Ended December 31, 2025	$242,623	$12,058	$—	$254,681
Year Ended December 31, 2024	217,779	24,844	—	242,623
Year Ended December 31, 2023	188,070	29,709	—	217,779
As of December 31, 2025, the Company had approximately $604.2 million of federal and $386.4 million of state net operating loss carryforwards available to offset future taxable income which expires in varying amounts beginning in 2031 and 2026, respectively. Federal losses incurred from 2018 can be carried forward indefinitely.
As of December 31, 2025, the Company had tax credit carryforwards of approximately $20.3 million, and $14.5 million available to reduce future taxable income, if any, for both federal and California purposes, respectively. The federal tax credit carryforwards expire beginning in 2027 and the California tax credits can be carried forward indefinitely.
Federal and state tax laws impose restrictions on the utilization of net operating loss carryforwards in the event of a change in our ownership as defined by the Internal Revenue Code, Sections 382. Under Section 382 of the Code, substantial changes in our ownership and the ownership of acquired companies may limit the amount of net operating loss carryforwards that are available to offset taxable income. The annual limitation would not automatically result in the loss of net operating loss carryforwards but may limit the amount available in any given future period.
A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$6,799	$5,774	$4,732
Additions for tax positions taken in current year	1,420	1,080	1,080
Increases in balance related to prior year tax positions	186	—	—
Decreases in balance related to prior year tax positions	—	(55)	(38)
Balance at end of year	$8,405	$6,799	$5,774
The Company's policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes. Management determined that no accrual for interest or penalties was required as of December 31, 2025, 2024, and 2023.
The Company files income tax returns in the U.S. and UK jurisdictions. All of the Company's tax years are open to examination by the U.S. federal and state tax authorities. The UK is open to examination for tax years starting 2017 and forward. The Company currently has no federal, state or foreign tax examinations in progress, nor has it had any federal or state examinations since inception.

The table below is a summary of income taxes paid by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 (in thousands):

Year Ended December 31,
2025
Federal	$—
States
Texas	110
Oregon	74
Other	67
Foreign
United Kingdom	887
Other Foreign	58
Total income taxes paid	$1,196
iRhythm Philippines, Inc. was granted an income tax holiday by the Philippine Board of Investments, providing a 0% income tax rate for three years, from 2025 through 2027. After such period, the subsidiary will be subject to a 5% Special Corporate Income Tax on gross income earned for an additional ten years, through 2037. For the year ended December 31, 2025, the tax holiday reduced income tax expense by approximately $0.5 million. The benefit of the tax holiday on net loss per share (diluted) was $0.02 for 2025.
A deferred tax liability has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are indefinitely reinvested outside the U.S. Income taxes are generally incurred upon a repatriation of assets, a sale, or a liquidation of the subsidiary. The unrecognized deferred tax liability is not material for the periods presented.
On July 4, 2025, legislation referred to as the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA makes certain provisions of the Tax Cuts and Jobs Act of 2017 permanent and makes changes to some U.S. corporate tax provisions, many of which have different effective dates. Key corporate tax provisions of the OBBBA include the restoration of 100% bonus depreciation, the introduction of new Section 174A permitting immediate expensing of domestic research and experimental expenditures, modifications to Section 163(j) interest expense limitations, and the expansion of Section 162(m) aggregation requirements. The provisions of the OBBBA did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2025. The Company continues to evaluate the impact of the OBBBA, but does not expect the OBBBA to have a material impact on its effective tax rate.

11. STOCKHOLDERS' EQUITY
Common Stock
As of December 31, 2025, the Company’s amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends were declared through December 31, 2025.

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
Shares Reserved for Issuance
The Company had reserved shares of common stock for issuance as follows (in thousands):

	December 31,
	2025	2024
Options issued and outstanding	98	283
Unvested restricted stock units and performance-based restricted stock units[1]	2,262	2,289
Shares available for grant under future stock plans	5,750	6,370
Shares available for future issuance	8,110	8,942
1 PRSUs are based on the maximum number of PRSUs in the key executive grant agreements. The actual number of PRSUs granted will be based on company performance criteria and relative Total Shareholder Return ("TSR"), as discussed in Note 13, Equity Incentive Plans

12. EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
The Company has a defined contribution 401(k) retirement plan (the “401(k) Plan”) covering substantially all employees in the United States. Employees who participate in the 401(k) Plan may contribute up to 90% of eligible compensation each year, subject to Internal Revenue Service limitations and the terms and conditions of the plan. Under the terms of the 401(k) Plan, the Company may elect to match a discretionary percentage of contributions. The Company matches contributions up to 50% and a maximum of $5,000 per year. Additionally, the Company contributes to various plans for its international employees. Total matching contributions made on behalf of the Company's employees were $6.3 million, $6.2 million, and $5.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

13. EQUITY INCENTIVE PLANS
2016 Equity Incentive Plan
In October 2016, the Company adopted the 2016 Equity Incentive Plan, (the “2016 Plan”). The 2016 Plan was approved by the Company’s stockholders and became effective on October 19, 2016. On the first day of each fiscal year starting from the year ended December 31, 2017 through November 6, 2024, the 2016 Plan authorized an annual increase in the number of shares available for issuance equal to the least of (i) 3,865,000 shares, (ii) 5% of the shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year or (iii) such number of shares determined by the Board. On November 7, 2024, the Board of Directors approved an amendment to the 2016 Plan that removed the provision for annual increases. As of December 31, 2025, the Company has reserved 5.8 million shares of common stock available for issuance under the 2016 Plan.
A summary of awards available for grant under the Company's 2016 Plan is as follows (in thousands):

Shares Available for Grant
Balance as of December 31, 2023	6,765
Awards granted[1]	(869)
Awards forfeited[1]	474
Balance as of December 31, 2024	6,370
Awards granted[1]	(910)
Awards forfeited[1]	290
Balance as of December 31, 2025	5,750
1 Awards granted and forfeited include PRSUs, which are based on the maximum number of PRSUs in the key executive grant agreements. The actual number of PRSUs granted will be based on company performance criteria and relative TSR, as described below.

Pursuant to the 2016 Plan, stock options, restricted stock, RSUs, performance units, performance shares, and stock appreciation rights may be granted to employees, consultants and directors of the Company. Stock options were not granted during the years ended December 31, 2025, 2024 and 2023.
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
Restricted Stock Units, Performance and Market-Based Restricted Stock Units
The fair value of RSUs and PRSUs are based on the Company’s closing stock price on the date of grant. A summary is as follows (in thousands, except weighted average grant date fair value):

	Restricted Stock Units		Performance and Market-Based Restricted Stock Units
	Shares Underlying RSUs	Weighted Average Grant Date Fair Value	Shares Underlying PRSUs [1]	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023	1,542	$117.90	896	$121.80
Granted	614	111.96	254	132.66
Vested	(483)	115.33	(62)	77.50
Forfeited	(269)	115.20	(203)	110.03
Balance as of December 31, 2024	1,404	116.33	885	130.44
Granted	651	114.86	259	124.10
Vested	(502)	115.46	(145)	138.36
Forfeited	(133)	114.28	(157)	135.31
Balance as of December 31, 2025	1,420	$116.15	842	$130.09
1Based on the maximum number of performance-based restricted stock units in the key executive grant agreements, the actual number of units granted will be based on the annual unit volume compound annual growth rate ("CAGR") as described below.
As of December 31, 2025, there was total unamortized compensation costs of $94.9 million, net of estimated forfeitures, related to RSUs, which the Company expects to recognize over a weighted average period of 1.6 years. Aggregate intrinsic value of the RSUs was $252.2 million, $126.6 million, and $165.1 million as of December 31, 2025, 2024, and 2023, respectively.
As of December 31, 2025, 1.3 million shares, net of estimated forfeitures, of RSUs were expected to vest with an aggregate intrinsic value of $233.5 million. Total grant date fair value of vested RSUs was $57.9 million, $55.7 million, and $60.0 million during the years ended December 31, 2025, 2024, and 2023, respectively.
As of December 31, 2025, there was total unamortized compensation costs of $27.4 million, net of estimated forfeitures, related to PRSUs, which the Company expects to recognize over a weighted average period of 1.1 years. Aggregate intrinsic value of the PRSUs was $149.3 million, $79.8 million, and $95.9 million as of December 31, 2025, 2024, and 2023, respectively.
As of December 31, 2025, 0.8 million shares, net of estimated forfeitures, of PRSUs were expected to vest with an aggregate intrinsic value of $144.5 million. Total grant date fair value of vested PRSUs was $20.1 million, $4.8 million, and $2.6 million during the years ended December 31, 2025, 2024, and 2023, respectively.

Performance and Market-Based PRSUs
The Company grants PRSUs to its key executives. PRSUs can be earned in accordance with the performance equity program for each respective grant.
In February 2025, the Company granted market-based PRSUs to senior executive officers with a grant date fair value of $15.5 million. The number of shares to be earned subject to these PRSU awards will be based on the cumulative annual growth rate (“CAGR”) of annual revenue unit volume calculated between January 1, 2024 and December 31, 2027 and measured against performance thresholds, as well as a relative comparison of the S&P Healthcare Equipment Select Industry Index to the Company's Total Shareholder Return (“TSR”). Each PRSU award has a maximum cap of 200% on the payout irrespective of above-median TSR performance, and maximum unit volume CAGR performance level. The grant date fair value of the PRSU awards was based on the expected term of 2.8 years, interest risk free rate of 4.0%, implied volatility of 56.02% and no dividend yield. These February 2025 awards are subject to the recipient senior executive officer's continued employment through the vesting date aligned with the Company's Board of Directors certifying the payout of the awards, no later than March 15, 2028.
In February 2024, the Company granted market-based PRSUs to senior executive officers. The number of shares to be earned subject to these PRSU awards will be based on the cumulative annual growth rate (“CAGR”) of annual unit volume calculated between January 1, 2023 and December 31, 2026 and measured at a minimum performance thresholds, as well as a relative comparison of the S&P Healthcare Equipment Select Industry Index to the Company's Total Shareholder Return (“TSR”). Each PRSU award has a maximum cap of 200% on the payout irrespective of above-median TSR performance, and maximum unit volume CAGR performance level. The fair value of market-based PRSUs were estimated at the date of grant using a Monte-Carlo simulation method. The grant date fair value of the PRSU awards was based on the expected term of 2.8 years, interest risk free rate of 4.4%, implied volatility of 67.95% and no dividend yield. These February 2024 awards are subject to the recipient senior executive officer's continued employment through the vesting date of March 16, 2027.
Options
The following table summarizes stock option activity:

	Options Outstanding
	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	307	$42.34	3.29	$19,859
Options exercised	(22)	52.69
Options forfeited	(2)	67.55
Balance at December 31, 2024	283	41.32	2.38	13,826
Options exercised	(185)	33.80
Options forfeited	—	89.89
Balance at December 31, 2025	98	55.49	1.89	11,904
Options exercisable – December 31, 2025	98	55.49	1.89	11,904
Options vested and expected to vest – December 31, 2025	98	$55.49	1.89	$11,904

There have been no options granted since December 31, 2019. As of December 31, 2025, the options were fully vested. The total estimated grant date fair value of options vested during the period was nil for the years ended December 31, 2025 and 2024, and $0.1 million for the year ended December 31, 2023.
Employee Stock Purchase Plan
The Company issued approximately 74,000, 99,000, and 94,000 shares of common stock under the ESPP during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, approximately 1.9 million shares of the Company's common stock remained available for issuance under the ESPP.
The ESPP provides for 12-month offering periods that contain two six-month purchase periods. The Company determined the fair value of the stock purchase rights under the ESPP using the Black-Scholes option pricing model with the following assumptions for the specified periods.

Year Ended December 31,
	2025	2024	2023
Expected Term (years)	0.5 - 1	0.5 - 1	0.5 - 1
Expected Volatility	38.9% - 56.8%	46.5% - 64.1%	48.8% - 59.2%
Dividend Yield	—%	—%	—%
Risk-Free Interest Rate	3.6% - 4.3%	4.3% - 5.4%	5.1% - 5.4%
As of December 31, 2025, the Company had $1.7 million of unrecognized compensation expense that will be recognized over a weighted average period of 0.5 years.
14. STOCK-BASED COMPENSATION
The following table summarizes the total stock-based compensation expense included in the statements of operations and comprehensive loss for all periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$2,948	$3,092	$3,603
Research and development	14,591	13,932	11,391
Selling, general and administrative	70,744	58,954	62,210
Total stock-based compensation expense	$88,283	$75,978	$77,204
Non-Employee Stock-Based Compensation
On March 10, 2023, the Company’s former Chief Operating Officer (the “former COO”) resigned and entered into a Consulting Agreement (“CA”) with the Company through July 2024. Pursuant to the terms of the CA, the former COO vested in outstanding awards as long as services are provided to the Company under the CA as a non-employee consultant. In accordance with ASC 718, the Company recognized expense related to all awards vested over the duration of the CA in 2023 as an equity-severance cost because the consulting services were not substantive. The total expense related to the former COO’s non-employee stock-based compensation recognized for the year ended December 31, 2023 was $1.1 million.
On August 31, 2024, the Company’s former Chief Financial Officer (the “former CFO”) resigned and entered into a CA with the Company through March 15, 2025. Pursuant to the terms of the CA, the former CFO continued to vest in outstanding restricted stock unit awards during the period of his CA services. In accordance with ASC 718, the Company recorded stock-based compensation expense related to the awards expected to vest over the duration of the CA, because the consulting services are substantive. The total expense related to the former CFO’s non-employee stock-based compensation recognized for each of the years ended December 31, 2025 and 2024 was $0.1 million and $0.2 million, respectively.

15. NET LOSS PER COMMON SHARE
As the Company had net losses for the years ended December 31, 2025, 2024, and 2023, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share during the years ended December 31, 2025, 2024, and 2023 (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(44,551)	$(113,289)	$(123,406)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	32,004	31,196	30,528
Net loss per common share, basic and diluted	$(1.39)	$(3.63)	$(4.04)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the years ended December 31, 2025, 2024, and 2023 because their inclusion would be anti-dilutive (in thousands):

	Year Ended December 31,
	2025	2024	2023
Options to purchase common stock	98	283	307
RSUs and PRSUs[1]	2,262	2,289	2,438
Senior convertible notes	4,492	4,492	—
Total	6,852	7,064	2,745
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
As required by Rule 13a under the Exchange Act, our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their evaluation, as of December 31, 2025, our management concluded that our internal control over financial reporting was effective based on these criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, the following Section 16 officers and directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act) intended to satisfy the affirmative defense of Rule 10b5- 1(c):

Name	Title	Action	Action Date	Aggregate Number of Shares to be Sold	Expiration Date(1)
Brian Yoor	Director	Adoption	December 3, 2025	1,600	December 3, 2026
Bruce Bodaken	Director	Adoption	November 17, 2025	228	November 17, 2026
Chad Patterson	Chief Commercial and Product Officer	Adoption	December 3, 2025	67,993 (2)	December 3, 2026
Marc Rosenbaum	SVP, Chief Accounting Officer	Modification	November 25, 2025	1,174	November 25, 2026
Mervin Smith	Executive Vice President, Business Operations	Adoption	November 19, 2025	18,039 (3)	November 19, 2026

(1) Each trading arrangement permitted or permits transactions through and including the date listed in the table.
(2) The aggregate number of shares of common stock that will be available for sale under the Rule 10b5-1 Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of certain restricted stock unit and performance stock unit awards subject to the Rule 10b5-1 Plan. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale includes 55,378 shares, assuming certain escalating minimum threshold prices specified in the Role 10b5-1 Plan are met, which reflects the aggregate maximum number of shares underlying such awards without excluding the shares that will be sold to satisfy the tax withholding obligations.
(3) The aggregate number of shares of common stock that will be available for sale under the Rule 10b5-1 Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of certain restricted stock unit and performance stock unit awards subject to the Rule 10b5-1 Plan. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale includes 15,799 shares, assuming certain escalating minimum threshold prices specified in the Role 10b5-1 Plan are met, which reflects the aggregate maximum number of shares underlying such awards without excluding the shares that will be sold to satisfy the tax withholding obligations.
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
During the three months ended December 31, 2025, except as set forth above, none of our Section 16 officers or directors adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Certain information required by this item may be incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025, or alternatively, disclosed in an amendment to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Our independent registered public accounting firm is PricewaterhouseCoopers LLP, San Jose, CA.
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

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

Exhibit Index
		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated January 12, 2026.	8-K12B	001-37918	3.1	January 12, 2026
3.2	Amended and Restated Bylaws of the Registrant dated January 12, 2026.	8-K12B	001-37918	3.2	January 12, 2026
4.1	Description of the Registrant's securities registered pursuant to Section 12 of the Exchange Act.	8-K12B	001-37918	4.1	January 12, 2026
4.2	Indenture dated March 7, 2024 between the Registrant and U.S. Bank Trust Company, NA, as trustee (including the form 1.50% Convertible Senior Notes due 2029).	8-K	001-37918	4.1	March 8, 2024
4.3	First Supplemental Indenture dated January 12, 2026 between iRhythm Technologies, Inc., iRhythm Holdings, Inc. as Guarantor, and U.S. Bank Trust Company, NA, as trustee.	8-K12B	001-37918	4.2	January 12, 2026
10.1	Office Lease dated October 4, 2018 between the Registrant and Big Dog Holdings LLC.	10-K	001-37918	10.35	March 4, 2019
10.2	First Amendment to Office Lease dated May 31, 2019 between the Registrant and Big Dog Holdings LLC.	10-K	001-37918	10.10	February 22, 2024
10.3	Multi-Tenant Office/Industrial Lease by and between iRhythm Technologies, Inc. and Katella/Holder Street LLC dated March 18, 2021.	10-Q	001-37918	10.42	May 10, 2021
10.4+*	2016 Equity Incentive Plan, and related form agreements.					X
10.5+*	2016 Employee Stock Purchase Plan.					X
10.6+*	2006 Equity Incentive Plan, and related form agreements					X
10.7+	Executive Incentive Compensation Plan of the Registrant.	S-1/A	333-213773	10.5	October 7, 2016
10.8+*	Form of Indemnification Agreement for directors and executive officers.					X
10.9+	Amended and Restated Executive Change in Control and Severance Policy of the Registration.					X
10.10+	Offer Letter, dated September 8, 2021, by and between the Registrant and Quentin S. Blackford.	8-K	001-37918	10.1	September 13, 2021
10.11+	Offer Letter, dated November 15, 2021, by and between the Registrant and Patrick Murphy.	10-K	001-37918	10.19	February 23, 2023
10.12+	Offer Letter, dated April 24, 2022, by and between the Registrant and Minang Pravin Turakhia, MD.	10-K	001-37918	10.20	February 23, 2023
10.13+	Offer Letter, dated July 18,2022, by and between the Registrant and Chad Patterson.	10-K	001-37918	10.21	February 23, 2023
10.14+	Offer Letter dated June 28, 2019, as amended August 1, 2024, by and between the Registrant and Daniel Wilson.	10-K	001-37918	10.2	February 20, 2025
10.15±	Technology License Agreement dated August 30, 2024 between the Registrant and BioIntelliSense, Inc.	10-Q	001-37918	10.1	October 30, 2024
10.16	Assignment and Assumption Agreement dated January 12, 2026 between iRhythm Holdings, Inc. and iRhythm Technologies Inc.	8-K12B	001-37918	10.1	January 12, 2026
19.1 *	Insider Trading Policy of the Registrant.					X
21.1	List of Subsidiaries of the Registrant.					X
22.1	Subsidiary Issuers of Guaranteed Securities.					X
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, San Jose, CA)					X
31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1 *	Compensation Recovery Policy of the Registrant.					X

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
________________________________________________________________________________________________
†The certification attached as 32.1 that accompanies this Annual Report on Form 10-K, is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of iRhythm Holdings, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
+    Indicates management contract or compensatory plan.
±    Confidential treatment has been requested for portions of this exhibit.The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.
*    These exhibits are being filed to reflect the assumption of these agreements and documents by the Registrant following the Holding Company Transaction.
ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

iRhythm Holdings, Inc.

Date: February 19, 2026	By:	/s/ Quentin S. Blackford
Quentin S. Blackford President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Quentin S. Blackford	President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2026
Quentin S. Blackford

/s/ Daniel Wilson	Chief Financial Officer (Principal Financial Officer)	February 19, 2026
Daniel Wilson

/s/ Marc Rosenbaum	Chief Accounting Officer (Principal Accounting Officer)	February 19, 2026
Marc Rosenbaum

/s/ Abhijit Y. Talwalkar	Director and Chairman of the Board	February 19, 2026
Abhijit Y. Talwalkar

/s/ Bruce G. Bodaken	Director	February 19, 2026
Bruce G. Bodaken

/s/ Brian Yoor	Director	February 19, 2026
Brian Yoor

/s/ C. Noel Bairey Merz	Director	February 19, 2026
C. Noel Bairey Merz, M.D.

/s/ Karen Ling	Director	February 19, 2026
Karen Ling

/s/ Karen McGinnis	Director	February 19, 2026
Karen McGinnis

/s/ Kevin O'Boyle	Director	February 19, 2026
Kevin O'Boyle