Form 10-Q
period 2026-03-31
iRhythm Holdings, Inc.
filed 2026-04-30
CIK 1388658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-37918
_______________________________________________________________________
iRhythm Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)
_______________________________________________________________________

Delaware		41-3421287
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

699 8th Street Suite 600
San Francisco,	California	94103
(Address of Principal Executive Offices)		(Zip Code)
(415) 632-5700
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	IRTC	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of April 23, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 32,862,408.

IRHYTHM HOLDINGS, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements concerning our plans, objectives, and expectations for our business, operations, and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would”, and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the expected impact of global business, political, and macroeconomic conditions, including inflation, interest rate volatility, cybersecurity events, potential instability in the global banking system, volatile market conditions, the impact of tariffs, the impact of any significant political and regulatory developments, global events, including public health crises, and ongoing geopolitical conflicts, such as the wars in Ukraine and Iran and conflicts in the Middle East and Venezuela, on our business, operations, and financial results;
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
iii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IRHYTHM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	March 31, 2026	December 31, 2025
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$240,146	$236,012
Marketable securities	309,474	347,751
Accounts receivable, net	80,863	75,706
Inventory	23,800	21,634
Prepaid expenses and other current assets	26,275	21,662
Total current assets	680,558	702,765
Property and equipment, net	156,704	151,599
Operating lease right-of-use assets	40,324	41,827
Restricted cash	8,358	8,358
Goodwill	862	862
Long-term strategic investments	72,860	69,913
Other assets	46,699	44,718
Total assets	$1,006,365	$1,020,042
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,559	$2,256
Accrued liabilities	102,342	128,747
Deferred revenue	4,056	4,201
Operating lease liabilities, current portion	16,793	16,686
Total current liabilities	131,750	151,890
Long-term senior convertible notes	650,313	649,504
Other noncurrent liabilities	907	908
Operating lease liabilities, noncurrent portion	62,185	64,994
Total liabilities	845,155	867,296
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000 shares authorized; none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value – 100,000 shares authorized; 33,083 shares issued and 32,854 shares outstanding at March 31, 2026, respectively; and 32,526 shares issued and 32,297 shares outstanding at December 31, 2025, respectively	33	32
Additional paid-in capital	1,003,514	980,757
Accumulated other comprehensive income	42	403
Accumulated deficit	(817,379)	(803,446)
Treasury stock, at cost; 229 shares at March 31, 2026 and December 31, 2025	(25,000)	(25,000)
Total stockholders’ equity	161,210	152,746
Total liabilities and stockholders’ equity	$1,006,365	$1,020,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
(unaudited)
Revenue, net	$199,390	$158,677
Cost of revenue	58,037	49,461
Gross profit	141,353	109,216
Operating expenses:
Research and development	21,358	21,519
Acquired in-process research and development	296	296
Selling, general and administrative	135,884	119,957
Total operating expenses	157,538	141,772
Loss from operations	(16,185)	(32,556)
Interest and other income, net:
Interest income	4,879	4,919
Interest expense	(3,290)	(3,273)
Other income, net	1,163	875
Total interest and other income, net	2,752	2,521
Loss before income taxes	(13,433)	(30,035)
Income tax provision	500	665
Net loss	$(13,933)	$(30,700)
Net loss per common share, basic and diluted	$(0.43)	$(0.97)
Weighted-average shares, basic and diluted	32,507	31,590

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended March 31,
	2026	2025
(unaudited)
Net loss	$(13,933)	$(30,700)
Other comprehensive income (loss):
Net change in unrealized (loss) gain from marketable securities	(387)	10
Cumulative translation adjustment	26	(32)
Comprehensive loss	$(14,294)	$(30,722)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2026	2025
(unaudited)
Cash flows from operating activities
Net loss	$(13,933)	$(30,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,042	5,210
Stock-based compensation	21,491	23,344
Amortization of premium and accretion of discounts, net	(730)	(619)
Amortization of operating lease right-of-use assets	1,503	1,393
Amortization of debt discount	809	794
Change in fair value of strategic investments	(1,447)	(843)
Provision for credit losses and contractual allowances	27,844	29,427
Acquired in-process research and development	296	296
Other	340	103
Changes in operating assets and liabilities:
Accounts receivable	(33,000)	(30,125)
Inventory	(2,424)	(388)
Prepaid expenses and other current assets	(4,613)	(4,165)
Other assets	(1,981)	729
Accounts payable and accrued liabilities	(22,522)	(489)
Deferred revenue	(145)	350
Operating lease liabilities	(2,703)	(2,208)
Net cash used in operating activities	(26,173)	(7,891)
Cash flows from investing activities
Purchases of property and equipment	(6,905)	(9,419)
Purchases of marketable securities	(94,030)	(34,320)
Maturities of marketable securities	132,650	5,600
Purchases of strategic investments	(1,500)	—
Net cash provided by (used in) investing activities	30,215	(38,139)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with employee equity incentive plans	149	1,729
Net cash provided by financing activities	149	1,729
Effect of exchange rate changes	(57)	(18)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,134	(44,319)
Cash, cash equivalents and restricted cash, beginning of period	244,370	427,955
Cash, cash equivalents and restricted cash, end of period	$248,504	$383,636

IRHYTHM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$240,146	$375,278
Restricted cash	$8,358	$8,358
Total cash, cash equivalents and restricted cash	$248,504	$383,636
Supplemental disclosures of cash flow information:
Interest paid	$4,959	$4,959
Cash taxes (refunded) paid	$(90)	$390
Cash paid for operating lease liabilities	$4,133	$3,864
Non-cash investing and financing activities:
Property and equipment costs included in accounts payable and accrued liabilities	$2,531	$132
Capitalized stock-based compensation in property and equipment	$1,118	$1,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
(unaudited)
Balances at December 31, 2025	32,297	$32	$980,757	$(803,446)	$403	$(25,000)	$152,746
Issuance of common stock in connection with employee equity incentive plans	557	1	148	—	—	—	149
Stock-based compensation	—	—	22,609	—	—	—	22,609
Net loss	—	—	—	(13,933)	—	—	(13,933)
Net change in unrealized loss on marketable securities	—	—	—	—	(387)	—	(387)
Cumulative translation adjustment	—	—	—	—	26	—	26
Balances at March 31, 2026	32,854	$33	$1,003,514	$(817,379)	$42	$(25,000)	$161,210

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
(unaudited)
Balances at December 31, 2024	31,392	$31	$874,607	$(758,895)	$165	$(25,000)	$90,908
Issuance of common stock in connection with employee equity incentive plans	523	1	1,728	—	—	—	1,729
Stock-based compensation	—	—	24,750	—	—	—	24,750
Net loss	—	—	—	(30,700)	—	—	(30,700)
Net change in unrealized gain on marketable securities	—	—	—	—	10	—	10
Cumulative translation adjustment	—	—	—	—	(32)	—	(32)
Balances at March 31, 2025	31,915	$32	$901,085	$(789,595)	$143	$(25,000)	$86,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
iRhythm Technologies, Inc. was incorporated in the state of Delaware in September 2006. On January 12, 2026, iRhythm Technologies, Inc. implemented a corporate holding company structure that resulted in the formation of a new parent holding company (the “Holding Company Transaction”) pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated as of January 12, 2026, by and among iRhythm Technologies, Inc., iRhythm Holdings, Inc., a Delaware corporation ("the Company”), and LTCM Merger Sub, Inc., a Delaware corporation and a then- direct, wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into iRhythm Technologies, Inc, with iRhythm Technologies, Inc. continuing as the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”). Following the Merger, the Company became the successor issuer and registrant to iRhythm Technologies, Inc., and had, on a consolidated basis, the same assets, business operations, executive officers and directors that existed prior to the Merger. The Merger was accounted for as a reorganization of entities under common control. Accordingly, the condensed consolidated financial statements of the Company reflect the Merger as if it had occurred at the beginning of the earliest period presented.
The Company is a leading digital healthcare company that creates trusted solutions that detect, predict, and prevent disease. The Company's principal business is the design, development, and commercialization of device-based technology to provide ambulatory cardiac monitoring ("ACM") services that it believes allow clinicians to diagnose certain arrhythmias quicker and with greater efficiency than other services that rely on traditional technology.
Since first receiving clearance from the U.S. Food and Drug Administration (“FDA”) for the Company's technology in 2009, the Company has supported physician and patient use of its technology and provided ACM services from its Medicare-enrolled independent diagnostic testing facilities (“IDTFs”) and with its qualified technicians. The Company has provided the Zio ACM services, including long-term continuous monitoring (“LTCM”) services (the “Zio LTCM Service”), short-term continuous monitoring services, and mobile cardiac telemetry (“MCT”) monitoring services (collectively, the “iRhythm Services”), using a proprietary system that combines an FDA-cleared and CE-marked wire-free, patch-based, 14-day wearable biosensor that continuously records ECG data, with a proprietary FDA-cleared, CE-marked, Japan Pharmaceutical and Medical Device Agency ("PMDA") approved cloud-based data analytic software to help physicians monitor patients and diagnose arrhythmias (collectively, the “iRhythm ACM System”). Zio LTCM Service and MCT monitoring services (the “Zio MCT Service”) are medical procedures typically ordered by physicians for patients not suspected of having life-threatening arrhythmias, but who are suspected of having infrequent, difficult-to-detect, or asymptomatic arrhythmias.
The Company is headquartered in San Francisco, California, which also serves as a clinical center. The Company has additional clinical centers in Deerfield, Illinois, Houston, Texas, and Manila, Philippines, a manufacturing facility in Cypress, California and corporate office spaces in Solana Beach, California and London, United Kingdom.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. As permitted under those rules, the condensed consolidated financial statements and related disclosures as of December 31, 2025, have been derived from the audited consolidated financial statements but do not include all of the information required by U.S GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s unaudited condensed consolidated financial information. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other interim period or for any other future year.

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 19, 2026 (the "Annual Report").
Risks and Uncertainties
Macroeconomic Factors and Supply Chain Constraints
The Company’s operations and performance may vary based on worldwide economic and political conditions, which have been adversely impacted by continued global economic uncertainty, political instability, and military hostilities in multiple geographies including ongoing geopolitical conflicts, such as the wars in Ukraine and Iran and conflicts in the Middle East and Venezuela, domestic and global inflationary trends, interest rate volatility, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, potential instability in the global banking system, global supply shortages or disruptions, commodity price increases, tariffs on imports, and a tightening labor market. A severe or prolonged economic downturn or period of global political instability could drive hospitals and other healthcare professionals to tighten budgets and curtail spending, which could in turn negatively impact rates at which physicians prescribe the Company’s iRhythm Services. In addition, higher unemployment rates or reductions in employer-provided benefits plans could result in fewer commercially insured patients, resulting in a reduction in the Company’s margins and impairing the ability of uninsured patients to make timely payments. A weak or declining economy, or uncertainty surrounding tariffs, could also strain the Company’s suppliers, possibly resulting in supply delays and disruptions. There is also a risk that one or more of the Company’s current service providers, suppliers, or other partners may not survive such difficult economic times, which could directly affect the Company’s ability to attain its goals on schedule and on budget. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. The Company cannot predict the timing, strength, or duration of an economic downturn, instability, or recovery, whether worldwide, in the United States, or within its industry.
The Company's hybrid work arrangements and decision to pursue a sublease for its leased San Francisco headquarters have previously resulted in impairments of its right-of-use ("ROU") asset and related leasehold improvements and furniture and fixtures. As the Company continues to evaluate its global real estate footprint, the Company may incur additional impairment charges related to real property lease agreements.
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

IRHYTHM HOLDINGS, INC.
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
Significant Accounting Policies
During the three months ended March 31, 2026, there were no changes to the Company’s significant accounting policies as described in the Annual Report.
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
The following table summarizes customers' accounts receivable concentration representing 10% or more of the Company’s accounts receivable, net:

	Payor Type	March 31, 2026	December 31, 2025
CMS	Centers for Medicare & Medicaid Services	20%	14%
Customer A	Healthcare institutions	12%	15%
Customer B	Contracted third-party payors	13%	12%
Supply Risk
The Company relies on single-source vendors to supply some of its disposable housings, instruments and other materials used to manufacture the Zio patches and the adhesive that binds the Zio patch to a patient’s body. These components and materials are critical, and there could be a considerable delay in finding alternative sources of supply if these vendors become unavailable.

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Recently adopted accounting pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets. The practical expedient assumes that current conditions as of the balance sheet will persist through the reasonable and supportable forecast period of eligible assets. The ASU is effective for the year ended December 31, 2026. The Company adopted this ASU on a prospective basis. Adoption of the ASU did not have a material impact on the Company's consolidated financial statements.
Recently issued accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new standard may have on the Company's related disclosures.
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
Significant segment expenses within loss from operations, as well as within net loss, include cost of revenue, research and development, acquired in-process research and development ("IPR&D"), and selling, general and administrative expenses which are each separately presented on the Company’s unaudited condensed consolidated statements of operations. Other segment items within net loss include interest and other income, net, and income tax provision.

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Disaggregated revenue by payor type and major service line for the three months ended March 31, 2026, and 2025 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2026		2025
	Amount	% of Revenue	Amount	% of Revenue
Contracted third-party payors	$106,804	53%	$83,802	53%
Centers for Medicare & Medicaid Services	51,389	26%	38,112	24%
Healthcare institutions	30,154	15%	26,673	17%
Non-contracted third-party payors	11,043	6%	10,090	6%
Total	$199,390		$158,677
Revenue generated from the United States comprised substantially all of the Company's revenue. No other country or customer, with the exception of CMS, comprised 10% or greater of the Company's revenue during the three months ended March 31, 2026 and 2025.
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
The Company regularly reviews the allowances by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, reasonable and supportable forecasts, and current economic conditions that may affect a customer’s ability to pay.
The following table presents the changes in the allowance for credit losses (in thousands):

	Three Months Ended March 31, 2026	Year Ended December 31, 2025	Three Months Ended March 31, 2025
Balance, beginning of period	$14,635	$16,248	$16,248
Add: Provision for credit losses	10,436	30,835	8,883
Less: Write-offs	(6,947)	(32,448)	(14,202)
Balance, end of period	$18,124	$14,635	$10,929

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
The following table presents the changes in the contractual allowance (in thousands):

	Three Months Ended March 31, 2026	Year Ended December 31, 2025	Three Months Ended March 31, 2025
Balance, beginning of period	$48,926	$50,961	$50,961
Add: Provision for contractual adjustments	17,408	68,831	20,544
Less: Contractual adjustments	(21,613)	(70,866)	(21,005)
Balance, end of period	$44,721	$48,926	$50,500
Contract Liabilities
ASC 606, Revenue from Contracts with Customers, requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).
Certain of the Company’s customers pay the Company directly for the Zio LTCM Service upon patient registration or shipment of devices. Such advance payments are recognized as deferred revenue and are recorded as revenue when Zio reports are delivered to the healthcare provider. During the three months ended March 31, 2026 and 2025, $3.9 million and $2.7 million related to the contract liability balance at the beginning of 2026 and 2025 was recognized as revenue, respectively. The deferred revenue liability was $4.1 million and $4.2 million as of March 31, 2026, and December 31, 2025, respectively.
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

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
4. CASH EQUIVALENTS AND MARKETABLE SECURITIES
The fair value of cash equivalents and marketable securities as of March 31, 2026, and December 31, 2025, were as follows (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$135,285	$—	$—	$135,285
U.S. government securities	320,061	26	(129)	319,958
Total cash equivalents and marketable securities	$455,346	$26	$(129)	$455,243
Classified as:
Cash equivalents				$145,769
Marketable securities available for sale				309,474
Total cash equivalents and marketable securities				$455,243

	December 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$142,423	$—	$—	$142,423
U.S. government securities	347,467	285	(1)	347,751
Total cash equivalents and marketable securities	$489,890	$285	$(1)	$490,174
Classified as:
Cash equivalents				$142,423
Marketable securities available for sale				347,751
Total cash equivalents and marketable securities				$490,174

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

IRHYTHM HOLDINGS, INC.
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
The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.
The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$135,285	$—	$—	$135,285
U.S. government securities	—	319,958	—	319,958
Strategic investments	—	—	72,860	72,860
Total	$135,285	$319,958	$72,860	$528,103
Liabilities
Contingent consideration	—	—	20,703	20,703
Total	$—	$—	$20,703	$20,703

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$142,423	$—	$—	$142,423
U.S. government securities	—	347,751	—	347,751
Strategic investments	—	—	69,913	69,913
Total	$142,423	$347,751	$69,913	$560,087
Liabilities
Contingent consideration	—	—	20,407	20,407
Total	$—	$—	$20,407	$20,407

Fair Value of Strategic Investments
The Company holds strategic investments upon which it measures the fair value on a recurring basis. The carrying value of these investments are $72.9 million and $69.9 million as of March 31, 2026, and December 31, 2025, respectively.
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

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
The aggregate fair value of the BioIS strategic loan investments is $64.6 million and $63.7 million as of March 31, 2026, and December 31, 2025, respectively. In accordance with ASC 820, Fair Value Measurement, the Company elected to apply the fair value option to these strategic loan investments, with changes in fair value reported within other income, net in the Company's unaudited condensed consolidated statements of operations at each reporting period. During the three months ended March 31, 2026, and the year ended December 31, 2025, the Company increased the fair value of the strategic loan investments by $0.8 million and $7.3 million, respectively. The fair value of the loan investments in BioIS is determined by using a probability-weighted expected return model (“PWERM”) and a discounted cash flow valuation model with scenarios that correspond to the contractual settlement events. The determination of fair value involves significant assumptions such as discount rates, volatility rates, and expected years. These unobservable inputs represent a Level 3 measurement, as they are supported by little or no market activity and reflect the Company's own assumptions in measuring fair value.
In June 2025, BioIS achieved the first of two regulatory milestones. As of March 31, 2026, BioIS and the Company are in the process of completing all required contractual conditions in order to cancel $10.0 million in strategic loan investments plus accrued and unpaid interest. Refer to Note 7, Commitments and Contingencies for further discussion.
The following table sets forth the recurring Level 3 fair value measurements of the loan investment including the significant unobservable inputs:

	March 31, 2026	December 31, 2025
Discount rate	10.8%	10.8%
Equity volatility	85.0%	85.0%
Expected years (range)	2026-2029	2026-2029
During the year ended December 31, 2025, the Company made an initial $2.3 million strategic loan investment in a separate privately-held company. During the three months ended March 31, 2026, the Company made an additional equity investment of $1.5 million in that same privately-held company. Upon completion of the equity investment, the Company's strategic loan investment converted into an additional equity investment in the privately-held company. During the three months ended March 31, 2026, the Company increased the fair value of its initial investment by $0.6 million. The change in fair value is recorded within other income, net in the Company’s unaudited condensed consolidated statements of operations. The fair value of the strategic equity investment was $4.5 million and $2.4 million as of March 31, 2026 and December 31, 2025, respectively.
During the year ended December 31, 2024, the Company made a $2.0 million strategic loan investment in a separate privately-held company. During the year ended December 31, 2025, the Company recorded a full reserve against this strategic loan investment. The fair value of the strategic loan investment is nil as of March 31, 2026, and December 31, 2025. The change in fair value was recorded within other income, net in the Company's consolidated statement of operations for the year ended December 31, 2025.
During the year ended December 31, 2023, the Company made a $3.0 million strategic equity investment in a separate privately-held company. During the year ended December 31, 2025, the Company increased the fair value of the strategic equity investment by $0.3 million. The carrying value of the strategic equity investment is $3.8 million as of March 31, 2026, and December 31, 2025. The change in fair value is recorded within other income, net in the Company’s unaudited condensed consolidated statements of operations.
The following table sets forth the changes in the estimated fair value of the Company's strategic investments measured on a recurring basis (in thousands):

	Three Months Ended March 31, 2026	Year Ended December 31, 2025	Three Months Ended March 31, 2025
Balance, beginning of period	$69,913	$61,902	$61,902
Additions during the period	1,500	2,300	—
Changes in estimated fair value	1,447	5,711	843
Balance, end of period	$72,860	$69,913	$62,745

IRHYTHM HOLDINGS, INC.
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
The following table sets forth the recurring Level 3 fair value measurements of contingent consideration liabilities associated with the development agreement milestones including the significant unobservable inputs:

	March 31, 2026	December 31, 2025
Probability of achievement (range)	79.0% - 100.0%	79.0% - 100.0%
Expected years	2026	2026
Contingent consideration liabilities for BioIS at the inception of acquisition of the licensed technology were $17.0 million. Contingent consideration liabilities were $20.7 million and $20.4 million as of March 31, 2026, and December 31, 2025, respectively, and were included in accrued liabilities in the Company's unaudited condensed consolidated balance sheet.
The following table sets forth the changes in the estimated fair value of the Company’s contingent consideration liabilities measured on a recurring basis (Level 3) (in thousands):

	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Balance, beginning of period	$20,407	$17,371
Additions during the period	—	—
Changes in estimated fair value	296	3,036
Balance at end of period	$20,703	$20,407
Fair Value of Senior Convertible Notes
The fair value, based on a quoted market price (Level 1), of the Company’s senior convertible notes due 2029 (the “2029 Notes”) is as follows (in thousands):

	March 31, 2026	December 31, 2025
Senior Convertible Notes due 2029	$728,116	$924,097

6. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials and work-in-progress	$12,070	$10,645
Finished goods	11,730	10,989
Total	$23,800	$21,634

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Long-term Strategic Investments
Long-term strategic investments consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Strategic loan investments	$64,510	$66,064
Strategic equity investments	8,350	3,849
Total	$72,860	$69,913
Other Assets
Other assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
PCBAs	$41,069	$39,026
Cloud computing arrangements	3,715	3,998
Other	1,915	1,694
Total	$46,699	$44,718
The Company reuses PCBAs in each wearable Zio monitor, Zio XT, and Zio AT, as well as the wireless gateway used in conjunction with Zio AT. As PCBAs are used in a wearable Zio monitor, Zio XT, or Zio AT, a portion of the cost of the PCBA is recorded as a cost of revenue. Charges to cost of revenue were $5.5 million and $3.9 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, PCBAs increased by $2.0 million primarily driven by additional purchases for Zio monitor and Zio AT to support the growth in commercial volumes.
The Company recorded $0.8 million and $0.6 million amortization expense during the three months ended March 31, 2026 and 2025 respectively, related to capitalized implementation costs in the Company's cloud computing arrangements.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	Useful life	March 31, 2026	December 31, 2025
Laboratory and manufacturing equipment	2 to 7	$17,779	$17,623
Computer equipment and software	3	4,233	4,232
Furniture and fixtures	2 to 5	4,180	4,180
Leasehold improvements	3 to 12	28,966	28,975
Internal-use software in service	3 to 7	90,240	91,763
Internal-use software in development	—	100,368	88,950
Construction in progress	—	7,172	7,068
Total property and equipment, gross		252,938	242,791
Less: Accumulated depreciation and amortization		(96,234)	(91,192)
Total property and equipment, net		$156,704	$151,599
Depreciation and amortization expense for the three months ended March 31, 2026 and 2025 was $5.0 million and $5.2 million, respectively, of which amortization related to internal-use software, was $3.3 million and $3.8 million for the three months ended March 31, 2026 and 2025, respectively.
During the three months ended March 31, 2026, internal-use software, both in service and in development, increased by $9.9 million. This increase related to enhancements in the Company’s core technology, products and services and artificial intelligence, as well as investment in future technology.

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued payroll and related expenses	$31,065	$67,809
Accrued vacation	8,762	7,906
Accrued expenses	26,111	20,464
Claims payable	315	1,542
Accrued employee share purchase plan contributions	2,780	662
Accrued income and other taxes	2,221	1,817
Accrued professional services fees	10,385	8,140
Contingent consideration liabilities	20,703	20,407
Total accrued liabilities	$102,342	$128,747

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
During the three months ended March 31, 2026, there were no material changes to the leases from those described in Note 8, Commitments and Contingencies, included in the Annual Report.
Contractual obligations under operating lease liabilities were as follows (in thousands):

Year Ended December 31:
2026 (remainder of the year)	$12,562
2027	17,109
2028	17,026
2029	17,122
2030	17,613
Thereafter	15,220
Total lease payments	96,652
Less: Imputed interest	(17,674)
Total lease liabilities	$78,978

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Self-Insured Health Plan
As of January 1, 2025, the Company transitioned from a fully-insured program to a self-insurance program to cover U.S. employees and their dependent health benefits. As part of the program, the Company also has stop-loss coverage from a third party which limits the exposure to large claims. The Company records a liability associated with these benefits by utilizing a third-party actuarial specialist, that includes both an estimate of claims filed and incurred but not yet reported based upon historical claims experience. The Company's accrued health benefits liability is $2.6 million as of March 31, 2026 and December 31, 2025, which is included within accrued liabilities on the Company's unaudited condensed consolidated balance sheets.
Legal Proceedings
The Company is subject to various litigation, regulatory investigations, and other legal proceedings that arise in the ordinary course of its business. The Company is also subject to regulatory oversight by numerous regulatory and other governmental agencies, including at the federal and state levels and internationally. Such litigation, investigations and other legal proceedings could have an adverse impact on the Company's reputation, business, and financial condition and divert the attention of its management from the operation of its business. These matters are subject to many uncertainties and outcomes that are not predictable.
The Company reviews its lawsuits, regulatory investigations, and other legal proceedings on an ongoing basis and provides disclosure and recognizes loss contingencies in accordance with the loss contingencies accounting guidance. In accordance with such guidance, the Company establishes accruals for such matters when potential losses become probable and can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in its consolidated financial statements.
On February 6, 2024, a putative class action lawsuit was filed in the United States District Court for the Northern District of California alleging that the Company's wholly-owned subsidiary, iRhythm Technologies, and the Company's and iRhythm Technologies' current Chief Executive Officer, Quentin Blackford, iRhythm Technologies' former Chief Financial Officer, Brice Bobzien, and its former Chief Financial Officer and former Chief Operating Officer, Douglas Devine, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 promulgated thereunder, and seeking unspecified damages purportedly sustained by the class. On July 19, 2024, an amended complaint was filed, naming iRhythm Technologies, Mr. Blackford, Mr. Bobzien, Mr. Devine, the Company's and iRhythm Technologies' Chief Commercial and Product Officer Chad Patterson, iRhythm Technologies' former Chief Technology Officer Mark Day, and the Company's and iRhythm Technologies' Chief Medical Officer, Chief Scientific Officer, and Executive Vice President of Advanced Technologies, Mintu Turakhia, as defendants. On October 7, 2024, a second amended complaint was filed against the defendants to include events from U.S. Food and Drug Administration ("FDA") inspections, but otherwise included the same claims under the Exchange Act. On December 10, 2024, the defendants filed a motion to dismiss. On June 3, 2025, the Court granted in part the defendants’ motion to dismiss, including the dismissal of all individual defendants except for Mr. Blackford. On November 3, 2025, the plaintiff filed a motion to certify the case as a class action, which the defendants later opposed by motion. Discovery is ongoing. In April 2026, the Company participated in mediation discussions with the plaintiff.
The Company's board members and certain of iRhythm Technologies' current and former executives were named as defendants in three complaints filed as stockholder derivative actions in the United States District Court for the District of Delaware, the United States District Court for the Northern District of California, and the Delaware Court of Chancery. iRhythm Technologies is named as a nominal defendant in the complaints. The cases make similar allegations to those in the securities class action complaint described above and the two federal derivative cases were stayed pending the resolution of the securities class action. The parties are negotiating a similar stay of the state derivative case.
The Company believes the above securities class action and derivative lawsuits to be without merit and plans to continue to defend iRhythm Technologies vigorously. Based on the nature of the proceedings in these cases, the outcome of these matters remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.

IRHYTHM HOLDINGS, INC.
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
On July 1, 2024, the DOJ filed with the United States District Court for the Northern District of California a Petition for Order to Show Cause and Application for Enforcement against iRhythm Technologies with respect to the production of certain documentary materials which iRhythm Technologies asserts are protected by legal privileges. On May 30, 2025, following a hearing on the issue, the District Court ordered iRhythm Technologies to disclose certain of the documents, finding that iRhythm Technologies had waived its asserted legal privileges. iRhythm Technologies has appealed the District Court's order to the Ninth Circuit Court of Appeals. On July 17, 2025, the Ninth Circuit Court of Appeals stayed the District Court's production order until the appeal is resolved. Briefing on the merits was completed on February 19, 2026 but oral argument has yet to be set. The Company intends to continue to defend iRhythm Technologies' privilege assertions over the documents at issue. Regardless of the outcome of the appeal or the potential disclosure of the documents at issue, it is not clear what, if any, action the DOJ may take following resolution of the dispute over legal privileges.
On December 12, 2025, iRhythm Technologies received a civil investigative demand from DOJ’s Civil Division’s Commercial Litigation Branch seeking information and documents related to Zio AT and iRhythm Technologies' associated claims for reimbursement. The Company has cooperated, and is continuing to cooperate, fully in connection with these matters.
On February 20, 2024, Welch Allyn, Inc. ("Welch Allyn"), a subsidiary of Hill-Rom Holdings, Inc. now part of Baxter International, Inc., filed a complaint against iRhythm Technologies in the United States District Court for the District of Delaware, which was amended on April 24, 2024, alleging that its Zio devices infringe certain of Welch Allyn's patents and that its infringement was willful. Thereafter, iRhythm Technologies successfully petitioned the District Court to dismiss the willful infringement claims without prejudice. On February 14, 2025, Welch Allyn filed a second amended complaint adding additional patent claims. On March 21, 2025, iRhythm Technologies filed a response to the allegations found in the second amended complaint, denying all allegations of patent infringement and asserting defenses including patent invalidity. On October 14, 2025, Welch Allyn filed a third amended complaint adding back claims for willful infringement. On October 28, 2025, iRhythm Technologies filed a motion to dismiss the willful infringement claims, and that motion remains pending. On December 23, 2024, iRhythm Technologies filed a petition with the United States Patent and Trademark Office (“USPTO”) seeking Inter Partes Review ("IPR") of the Welch Allyn patents asserted in the original complaint. The IPR petitions became subject to a new consideration for “discretionary denial” of IPRs first announced by the USPTO after iRhythm Technologies filed its petitions. Under this new basis, iRhythm Technologies' IPRs were denied institution. iRhythm Technologies filed a Petition for Director review, seeking to vacate the denial in July 2025, but the Petition was denied. iRhythm Technologies subsequently filed for Ex Parte Reexamination on four of the six Welch Allyn patents being asserted, and the USPTO instituted re-examination of those four patents on January 20, 2026. Welch Allyn petitioned the Director of the Patent Office to terminate the reexamination requests. iRhythm Technologies has opposed the petitions and they remain pending. The parties agreed to jointly seek a stay of this action pending the conclusion of the reexaminations of the patents asserted in this action, which was granted February 23, 2026. Subsequently, iRhythm Technologies has filed Ex Parte Reexaminations on the remaining two patents being asserted by Welch Allyn. Welch Allyn seeks money damages and attorneys’ fees. The Company believes this lawsuit is without merit and plans to defend iRhythm Technologies vigorously. Based on the nature of the proceedings in this case, the outcome of this matter remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
On December 10, 2024, Bardy Diagnostics, Inc. (“BardyDx”), a subsidiary of Hill-Rom Holdings, Inc. now part of Baxter International, Inc., filed a lawsuit against iRhythm Technologies in the United States District Court for the District of Delaware, alleging that the Zio monitor infringes one of BardyDx's patents. On December 26, 2024, BardyDx filed an amended complaint alleging that the Zio monitor infringes two of BardyDx's patents. On June 11, 2025, BardyDx filed a second amended complaint alleging that the Zio monitor infringes four of BardyDx’s patents. iRhythm Technologies filed responses to the allegations found in the complaint and the amended complaints, denying all allegations of patent infringement, asserting defenses including patent invalidity, and asserting patent infringement counterclaims, which allege that BardyDx’s Carnation Ambulatory Monitor patch infringes five of iRhythm Technologies' patents. BardyDx filed an answer to iRhythm Technologies' counterclaims and filed counterclaims for declaratory judgment for non-infringement and invalidity of the patents asserted by iRhythm Technologies. On September 5, 2025, iRhythm Technologies filed a motion for leave to amend its counterclaims to allege infringement of two additional patents. On January 22, 2026, BardyDx filed a motion to amend its pleadings to assert inequitable conduct with respect to two patents of iRhythm Technologies. On February 17, 2026, the Court granted both motions. Both parties seek money damages and attorneys’ fees for the alleged infringement of their patents. The Company believes BardyDx’s allegations of patent infringement are without merit and plans to defend iRhythm Technologies vigorously. Based on the nature of the proceedings in this case, the outcome of this matter remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
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
In June 2025, BioIS achieved the first of two regulatory milestones. As of March 31, 2026, BioIS and the Company are in the process of completing all required contractual conditions in order to cancel $10.0 million in Milestone Notes plus accrued and unpaid interest. During the three months ended March 31, 2026 and 2025, the Company recorded a charge of $0.3 million for acquired IPR&D in the Company's unaudited condensed consolidated statements of operations.
Development Agreement
On September 3, 2019, the Company entered into a Development Collaboration Agreement with Verily Life Sciences LLC, an Alphabet company (“VLS”) and Verily Ireland Limited (“VIL” and together with VLS, “Verily”) (such Development Collaboration Agreement, as amended by Amendment No. 1 dated April 26, 2021 and Amendment No. 2 dated January 24, 2022, the “Development Agreement”). The Development Agreement involved joint development and production of intellectual property between the Company and Verily.
In August 2025, the Company and Verily mutually terminated the Development Agreement, subject to the Company's continued rights to a license to certain intellectual property associated with a mobile app developed under the Development Agreement. During the year ended 2025, the Company recorded an impairment charge of $2.5 million associated with capitalized internal-use software in development relating to the Zio Watch with the Company's clinically integrated ZEUS system.

IRHYTHM HOLDINGS, INC.
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

8. DEBT
1.50% Senior Convertible Notes due 2029
The carrying amounts of the Company’s 2029 Notes were as follows (in thousands):

	March 31, 2026	December 31, 2025
Principal amount	$661,250	$661,250
Unamortized debt issuance costs	(10,937)	(11,746)
Carrying amount of senior convertible notes due 2029	$650,313	$649,504
The following table summarizes the components of interest expense and the effective interest rate for the 2029 Notes for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025
Contractual coupon interest	$2,480	$2,480
Amortized debt issuance costs	809	793
Total interest expense recognized on senior convertible notes due 2029	$3,289	$3,273

Effective interest rate	2.0%	2.0%
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
The Company used net proceeds from the offering to purchase capped calls, as well as repayment of the Company's outstanding debt. In addition, the Company also used net proceeds from the offering to repurchase shares of the Company's common stock.

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
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
On January 12, 2026, the Company implemented the Holding Company Transaction. The Holding Company Transaction constituted a Merger Event as defined under the Indenture. The Holding Company Transaction did not constitute a Fundamental Change or a Make-Whole Fundamental Change as defined under the Indenture. As a result of the Holding Company Transaction, holders of the 2029 Notes had the right to exchange their 2029 Notes at any time up through March 4, 2026, the 35th trading day following the effective date of the Holding Company Transaction.
On January 12, 2026, in connection with the Holding Company Transaction, the Company entered into a supplemental indenture to the Indenture (the “First Supplemental Indenture”) in order to (a) provide that (i) the right to convert each $1,000 principal amount of 2029 Notes into shares of iRhythm Technologies common stock was changed to a right to convert such principal amount of 2029 Notes into shares of the Company's common stock; (ii) iRhythm Technologies shall continue to have the right to determine the form of consideration to be paid or delivered, as the case may be, upon conversion of the 2029 Notes; (iii) any amount payable in cash upon conversion of the 2029 Notes in accordance with the Indenture shall continue to be payable in cash; (iv) any shares of common stock of iRhythm Technologies that iRhythm Technologies would have been required to deliver upon conversion shall instead be deliverable in shares of the Company's common stock; and (v) the Daily VWAP (as defined in the Indenture) shall be calculated based on the value of a share of the Company's common stock; and (b) provide for the full and unconditional guarantee by the Company of the obligations of iRhythm Technologies under the 2029 Notes and the Indenture.

IRHYTHM HOLDINGS, INC.
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

9. INCOME TAXES
The Company recorded a tax provision related to its U.S. state taxes and foreign operations during the three months ended March 31, 2026 and 2025. Due to the uncertainties surrounding the realization of the U.S. deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the U.S. net operating loss carryforwards and other deferred tax assets.

10. STOCK-BASED COMPENSATION
The following table summarizes the total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$516	$783
Research and development	3,290	4,185
Selling, general and administrative	17,685	18,376
Total stock-based compensation expense	$21,491	$23,344

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Restricted Stock Units, Performance and Market-Based Restricted Stock Units
As of March 31, 2026, there were a total of 1.4 million awards outstanding and total unamortized compensation cost of $127.2 million, net of estimated forfeitures, related to restricted stock units (“RSUs”), which the Company expects to recognize over a weighted average period of 1.9 years.
As of March 31, 2026, there were a total of 0.9 million awards outstanding and total unamortized compensation cost of $42.9 million, net of estimated forfeitures, related to performance and market-based RSUs (“PRSUs”), which the Company expects to recognize over a weighted average remaining period of 1.7 years. The number of PRSUs reported as outstanding assumes the maximum number of PRSUs issuable in the key executive grant agreements. The actual number of PRSUs awarded will be based on company performance criteria.
Performance and Market-Based RSUs
The Company grants PRSUs to its key executives. PRSUs can be earned in accordance with the performance equity program for each respective grant.
In February 2026, the Company granted market-based PRSUs to senior executive officers with a grant date fair value of $17.6 million. The earned amount of PRSUs will be based on the cumulative annual growth rate (“CAGR”) of annual unit volume calculated between fiscal year 2028 and fiscal year 2025 and measured against performance thresholds, as well as a relative comparison of the S&P Healthcare Equipment Select Industry Index to the Company's Total Shareholder Return (“TSR”). Each PRSU award has a maximum cap of 200% on the payout irrespective of above-median TSR performance, and maximum unit volume CAGR performance level. The grant date fair value of the TSR was determined by using the Monte Carlo valuation model based on the expected term of 2.9 years, interest risk free rate of 3.45%, implied volatility of 49.68% and no dividend yield. The vesting of these February 2026 awards are subject to the recipient senior executive officer's continued employment up through the certification date by the Board of Directors, no later than March 15, 2029.
Options
As of March 31, 2026, the Company had a total of 0.1 million options outstanding. As of March 31, 2026, the options were fully vested.
Employee Stock Purchase Plan
As of March 31, 2026, the Company had $0.8 million of unrecognized compensation expense that will be recognized over a weighted average period of 0.3 years.

11. NET LOSS PER COMMON SHARE
As the Company had net losses for the three months ended March 31, 2026 and 2025, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share during the three months ended March 31, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(13,933)	$(30,700)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	32,507	31,590
Net loss per common share, basic and diluted	$(0.43)	$(0.97)

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the three months ended March 31, 2026 and 2025 because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	89	236
RSUs and PRSUs[1]	2,292	2,477
Senior convertible notes	4,492	4,492
Total	6,873	7,205

1PRSUs are based on the maximum number of PRSUs in the key executive grant agreements. The actual number of PRSUs granted will be based on Company performance criteria and relative TSR, as discussed in Note 10, Stock-Based Compensation.

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
Since first receiving clearance from FDA for our technology in 2009, we have supported physician and patient use of this technology and provided ACM services from our Medicare-enrolled IDTFs and with our qualified technicians. We have provided our iRhythm Services using our iRhythm ACM System. Since receiving FDA clearance, we have provided the iRhythm Services via more than twelve million patient reports and have collected over 3 billion hours of curated heartbeat data.
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
The following are iRhythm Services shown as a percentage of revenue:

	Three Months Ended March 31,
	2026	2025
Contracted third-party payors	53%	53%
Centers for Medicare & Medicaid Services	26%	24%
Healthcare institutions	15%	17%
Non-contracted third-party payors	6%	6%
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
The following table presents a reconciliation of Net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss[1]	$(13,933)	$(30,700)
Interest expense	3,290	3,273
Interest income	(4,879)	(4,919)
Changes in fair value of strategic investments	(1,447)	(843)
Income tax provision	500	665
Depreciation and amortization	5,042	5,210
Stock-based compensation	21,491	23,344
Business transformation costs	346	503
Intellectual property litigation expenses	3,689	832
Adjusted EBITDA	$14,099	$(2,635)
1 Net loss for the three months ended March 31, 2026 and 2025, includes $0.3 million of acquired in-process research and development expense.
Macroeconomic Factors
Our future results of operations and liquidity could be materially adversely affected by macroeconomic factors contributing to delays in payments of outstanding receivables, supply chain disruptions or shortages, commodity price increases, tariffs on imports, and inflationary pressure, uncertain or reduced demand, a tightening labor market, and the impact of any initiatives or programs that we may undertake to address financial and operational challenges faced by our customers.
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
Interest Expense
Interest expense is attributable to borrowings under our 2029 Notes. See Note 8, Debt, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our debt.
Other Income, Net
Other income, net consists primarily of changes in fair value of our strategic loan and equity investments, as well as realized and unrealized foreign currency exchange gains or losses.

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages) *
Revenue, net	$199,390	$158,677	$40,713	26%
Cost of revenue	58,037	49,461	8,576	17%
Gross profit	141,353	109,216	32,137	29%
Operating expenses:
Research and development	21,358	21,519	(161)	(1)%
Acquired in-process research and development	296	296	—	—%
Selling, general and administrative	135,884	119,957	15,927	13%
Total operating expenses	157,538	141,772	15,766	11%
Loss from operations	(16,185)	(32,556)	16,371	(50)%
Interest and other income, net:
Interest income	4,879	4,919	(40)	(1)%
Interest expense	(3,290)	(3,273)	(17)	1%
Other income, net	1,163	875	288	33%
Total interest and other income, net	2,752	2,521	231	9%
Loss before income taxes	(13,433)	(30,035)	16,602	(55)%
Income tax provision	500	665	(165)	(25)%
Net loss	$(13,933)	$(30,700)	$16,767	(55)%
* Certain numbers expressed may not sum due to rounding.
Revenue, net
Revenue, net increased by $40.7 million, or 26%, to $199.4 million during the three months ended March 31, 2026, as compared to $158.7 million during the three months ended March 31, 2025. The increase in revenue was primarily attributable to an increase in volume of iRhythm Services resulting from increased demand. In particular, during the three months ended March 31, 2026, total revenue volume for both Zio monitor and Zio AT grew, compared to the prior year, resulting from existing and new account growth within our third-party payors, CMS, and healthcare institutions customer groups. We have experienced higher volumes from larger healthcare enterprise accounts which utilize both Zio monitor and Zio AT.
Overall average selling price increased modestly during the three months ended March 31, 2026, as compared to the prior year period. The increase is in part attributable to lower estimated contractual allowance reserves recognized during the three months ended March 31, 2026, as compared to the prior year period. In the first quarter of 2026, we experienced contractual allowance reserve improvements resulting from improved market access, contracting execution, and collection performance. During the first quarter of 2025, we recognized higher contractual allowance reserves, resulting from billing disruptions due to the Change Healthcare cybersecurity incident in the first quarter of 2024, as well as higher payor claim denials. Additionally, during the first quarter of 2026, we also experienced annual reimbursement increases across certain payor categories, including CMS.
Cost of Revenue
Cost of revenue increased by $8.6 million, or 17%, to $58.0 million during the three months ended March 31, 2026, as compared to $49.5 million during the three months ended March 31, 2025. The increase was primarily due to increases in material component costs (inclusive of tariffs), amortization costs related to Zio monitor and Zio AT PCBA, material scrap costs, headcount-related costs, and freight costs associated with the increase in volume of iRhythm Services. Offsetting the increase in cost of revenue for the three months ended March 31, 2026 were lower per unit costs related to our operating efficiencies.

Research and Development Expenses
Research and development expenses decreased by $0.2 million, or 1%, to $21.4 million during the three months ended March 31, 2026, as compared to $21.5 million during the three months ended March 31, 2025. Research and development expenses remained at consistent levels supporting ongoing FDA remediation and sustaining activities, product development consulting, and further development, enhancement, and functionality of our current and future product offerings.
Acquired In-Process Research and Development Expenses
Acquired IPR&D expenses remained flat during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. See Note 5, Fair Value Measurements, and Note 7, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $15.9 million, or 13%, to $135.9 million during the three months ended March 31, 2026, as compared to $120.0 million during the three months ended March 31, 2025. For the three months ended March 31, 2026, the increase in selling, general, and administrative expenses were primarily attributable to increases in legal and professional fees for litigation matters, provisions for credit losses, and claims processing fees. Offsetting the increase were lower headcount-related costs (including stock-based compensation). Intellectual property litigation costs relating to our ongoing litigation with Welch-Allyn and BardyDx, wholly-owned subsidiaries of Baxter, during the three months ended March 31, 2026 were $3.7 million, as compared to $0.8 million for the three months ended March 31, 2025. Business transformation costs for the three months ended March 31, 2026 were $0.3 million as compared to $0.5 million for the three months ended March 31, 2025.
Interest Income
Interest income remained flat during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.
Interest Expense
Interest expense remained flat during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The interest expense is primarily attributable to the $661.3 million 2029 Notes borrowed in March 2024.
Other Income, Net
Other income, net increased by $0.3 million to $1.2 million during the three months ended March 31, 2026, as compared to other income, net of $0.9 million during the three months ended March 31, 2025. The increase in other income, net was primarily attributable to increases in the fair value of our strategic loan and equity investments.
Income Tax Provision
Income tax provision decreased by $0.2 million, or 25%, to $0.5 million during the three months ended March 31, 2026, as compared to an income tax provision of $0.7 million during the three months ended March 31, 2025. The income tax provision for each three-month period primarily relates to state and foreign taxes.
On July 4, 2025, legislation referred to as the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA makes certain provisions of the Tax Cuts and Jobs Act of 2017 permanent and makes changes to some U.S. corporate tax provisions, many of which have different effective dates. Key corporate tax provisions of the OBBBA include the restoration of 100% bonus depreciation, the introduction of new Section 174A permitting immediate expensing of domestic research and experimental expenditures, modifications to Section 163(j) interest expense limitations, and the expansion of Section 162(m) aggregation requirements. We continue to evaluate the impact of the OBBBA, but do not expect the OBBBA to have a material impact on our effective tax rate.

Liquidity and Capital Resources
Overview
As of March 31, 2026, we had cash and cash equivalents of $240.1 million, marketable securities of $309.5 million, and accounts receivable, net of $80.9 million. We continuously review our liquidity and anticipated capital requirements in light of the significant uncertainty created by the current macroeconomic environment, including inflation, interest rate volatility, and potential instability in the global banking system. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds.
We believe that our current cash, cash equivalents, and marketable securities balances, together with income to be derived from the sales of our iRhythm Services, will be sufficient to meet our liquidity requirements for at least the next 12 months.
On September 3, 2019, we entered into a Development Collaboration Agreement with Verily Life Sciences LLC, an Alphabet company (“VLS”) and Verily Ireland Limited (“VIL” and together with VLS, “Verily”) (such Development Collaboration Agreement, as amended by Amendment No. 1 dated April 26, 2021 and Amendment No. 2 dated January 24, 2022, the “Development Agreement”). The Development Agreement involved joint development and production of intellectual property between us and Verily.
In August 2025, we and Verily mutually terminated the Development Agreement, subject to our continued rights to a license to certain intellectual property associated with a mobile app developed under the Development Agreement. During the year ended 2025, we recorded an impairment charge of $2.5 million associated with capitalized internal-use software in development relating to the Zio Watch with our clinically integrated ZEUS system.
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
Under the terms of the License Agreement, during the third quarter of 2024 we paid BioIS an upfront fee of $15.0 million in cash consideration. In connection with the License Agreement, we also purchased an aggregate of $40.0 million of convertible promissory notes from BioIS of which $20.0 million of the convertible promissory notes (“Milestone Notes”) were designated for satisfaction of our regulatory milestone payment obligations. The Milestone Notes, plus accrued and unpaid interest, if any, will be cancelled, if outstanding, upon the achievement of the regulatory milestones up through December 31, 2026. In June 2025, BioIS achieved the first of two regulatory milestones. As of March 31, 2026, we are in the process of completing all required contractual conditions in order to cancel $10.0 million in Milestone Notes plus accrued and unpaid interest.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(26,173)	$(7,891)
Net cash provided by (used in) investing activities	30,215	(38,139)
Net cash provided by financing activities	149	1,729

Operating Activities
During the three months ended March 31, 2026, cash used in operating activities was $26.2 million, as compared to cash used in operating activities of $7.9 million during the three months ended March 31, 2025. Cash used in operating activities increased by $18.3 million, primarily attributable to a higher level of payments associated with our accrued payroll and related expenses as a result of annual bonuses paid during the first quarter of each year under our annual bonus plan. Additional increases in cash used in operating activities were associated with timing of purchases of inventory and PCBAs. These increases in cash used in operating activities were offset by reductions in our net loss driven by our revenue growth.
Investing Activities
During the three months ended March 31, 2026, cash provided by investing activities was $30.2 million, an increase of $68.4 million, as compared to cash used in investing activities of $38.1 million during the three months ended March 31, 2025. The increase in cash provided by investing activities was primarily attributable to a net increase in the change in marketable securities of $67.3 million, primarily from an increase in the maturities of marketable securities of $127.0 million offset by an increase in purchases of marketable securities of $59.7 million, as well as a decrease in purchases of property and equipment of $2.5 million. These increases in investing activities were offset by purchases of strategic investments of $1.5 million.
Financing Activities
During the three months ended March 31, 2026, cash provided by financing activities was $0.1 million, a decrease of $1.6 million as compared to $1.7 million during the three months ended March 31, 2025. The decrease was related to proceeds from the issuance of common stock primarily from stock option exercises in connection with our employee equity incentive plan.
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

On January 12, 2026, we implemented the Holding Company Transaction. The Holding Company Transaction constituted a Merger Event as defined under the Indenture. The Holding Company Transaction did not constitute a Fundamental Change or a Make-Whole Fundamental Change as defined under the Indenture. As a result of the Holding Company Transaction, holders of the 2029 Notes had the right to exchange their 2029 Notes at any time up through March 4, 2026, the 35th trading day following the effective date of the Holding Company Transaction.
On January 12, 2026, in connection with the Holding Company Transaction, we entered into a supplemental indenture to the Indenture (the “First Supplemental Indenture”) in order to (a) provide that (i) the right to convert each $1,000 principal amount of 2029 Notes into shares of iRhythm Technologies common stock was changed to a right to convert such principal amount of 2029 Notes into shares of our common stock; (ii) iRhythm Technologies shall continue to have the right to determine the form of consideration to be paid or delivered, as the case may be, upon conversion of the 2029 Notes; (iii) any amount payable in cash upon conversion of the 2029 Notes in accordance with the Indenture shall continue to be payable in cash; (iv) any shares of common stock of iRhythm Technologies that iRhythm Technologies would have been required to deliver upon conversion shall instead be deliverable in shares of our common stock; and (v) the Daily VWAP (as defined in the Indenture) shall be calculated based on the value of a share of our common stock; and (b) provide for the full and unconditional guarantee by us of the obligations of iRhythm Technologies under the 2029 Notes and the Indenture.
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
Contractual Obligations
Our contractual obligations as of December 31, 2025, are presented in our Annual Report on Form 10-K filed with the SEC on February 19, 2026 (the "Annual Report"). There were no significant changes to our lease obligations during the three months ended March 31, 2026. As of March 31, 2026, our purchase commitments totaled $80.3 million, primarily related to inventory and revenue cycle service fees and expected to be due within a year. See Note 8, Debt, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for changes in our debt obligations during the three months ended March 31, 2026.

Guarantor Information
In connection with the Holding Company Transaction, on January 12, 2026, we, as guarantor, iRhythm Technologies, and U.S. Bank Trust Company, National Association, entered into the First Supplemental Indenture. As of March 31, 2026, there was a $661.3 million aggregate principal amount of issued and outstanding 1.50% Convertible Senior Notes due 2029 of iRhythm Technologies, our wholly owned subsidiary, that are fully and unconditionally guaranteed by us. Accordingly, pursuant to Rule 3-10 of Regulation S-X, separate consolidated financial statements of iRhythm Technologies, Inc. have not been presented. As permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded summarized financial information for iRhythm Technologies because the assets, liabilities and results of operations of iRhythm Technologies are not materially different than the corresponding amounts in our consolidated financial statements.

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
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Annual Report. Updates to our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the notes to our unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q. The critical accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Annual Report. There were no material changes to our critical accounting estimates during the three months ended March 31, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities and foreign currency exchange rate sensitivity.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities of $549.6 million and $583.8 million as of March 31, 2026, and December 31, 2025, respectively, which consisted of bank deposits, money market funds and U.S. government securities. Such interest-earning instruments carry a degree of interest rate risk.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates would have had a $0.5 million impact to interest income for the three months ended March 31, 2026 and 2025.
As of March 31, 2026, we had $661.3 million in outstanding aggregate principal amount of fixed rate debt relating to our 2029 Notes. Accordingly, we do not have economic interest rate exposure on the 2029 Notes. However, changes in interest rates could impact the fair market value of the 2029 Notes. Generally, the fair market value of the fixed interest rate of the 2029 Notes will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our 2029 Notes as of March 31, 2026 was $728.1 million.
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
Foreign Currency Exchange Rate Sensitivity
As of March 31, 2026, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Annual Report.

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
As required by Rule 13a under the Exchange Act, our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to various litigation, regulatory investigations, and other legal proceedings that arise in the ordinary course of our business. We are also subject to regulatory oversight by numerous regulatory and other governmental agencies, including at the federal and state levels and internationally. Such litigation, investigations and other legal proceedings could have an adverse impact on our reputation, business, and financial condition and divert the attention of our management from the operation of our business. These matters are subject to many uncertainties and outcomes that are not predictable.
We review our lawsuits, regulatory investigations, and other legal proceedings on an ongoing basis and provide disclosure and recognize loss contingencies in accordance with the loss contingencies accounting guidance. In accordance with such guidance, we establish accruals for such matters when potential losses become probable and can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss in our consolidated financial statements.
On February 6, 2024, a putative class action lawsuit was filed in the United States District Court for the Northern District of California alleging that our wholly-owned subsidiary, iRhythm Technologies, and our and iRhythm Technologies' current Chief Executive Officer, Quentin Blackford, iRhythm Technologies' former Chief Financial Officer, Brice Bobzien, and its former Chief Financial Officer and former Chief Operating Officer, Douglas Devine violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and SEC Rule 10b-5 promulgated thereunder, and seeking unspecified damages purportedly sustained by the class. On July 19, 2024, an amended complaint was filed, naming iRhythm Technologies, Mr. Blackford, Mr. Bobzien, Mr. Devine, our and iRhythm Technologies' Chief Commercial and Product Officer Chad Patterson, iRhythm Technologies' former Chief Technology Officer Mark Day, and our and iRhythm Technologies' Chief Medical Officer, Chief Scientific Officer, and Executive Vice President of Advanced Technologies, Mintu Turakhia, as defendants. On October 7, 2024, a second amended complaint was filed against the defendants to include events from U.S. Food and Drug Administration ("FDA") inspections, but otherwise included the same claims under the Exchange Act. On December 10, 2024, the defendants filed a motion to dismiss. On June 3, 2025, the Court granted in part the defendants’ motion to dismiss, including the dismissal of all individual defendants except for Mr. Blackford. On November 3, 2025, the plaintiff filed a motion to certify the case as a class action, which the defendants later opposed by motion. Discovery is ongoing. In April 2026, we participated in mediation discussions with the plaintiff.
Our board members and certain current and former executives of iRhythm Technologies were named as defendants in three complaints filed as stockholder derivative actions in the United States District Court for the District of Delaware, the United States District Court for the Northern District of California, and the Delaware Court of Chancery. iRhythm Technologies is named as a nominal defendant in the complaints. The cases make similar allegations to those in the securities class action complaint described above and the two federal derivative cases were stayed pending the resolution of the securities class action. The parties are negotiating a similar stay of the state derivative case.
We believe the above securities class action and derivative lawsuits to be without merit and plan to continue to defend iRhythm Technologies vigorously. Based on the nature of the proceedings in these cases, the outcome of these matters remains uncertain and we cannot estimate the potential impact, if any, on our business or financial statements at this time.
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

On July 1, 2024, the DOJ filed with the United States District Court for the Northern District of California a Petition for Order to Show Cause and Application for Enforcement against iRhythm Technologies with respect to the production of certain documentary materials which iRhythm Technologies asserts are protected by legal privileges. On May 30, 2025, following a hearing on the issue, the District Court ordered iRhythm Technologies to disclose certain of the documents, finding that iRhythm Technologies had waived its asserted legal privileges. iRhythm Technologies has appealed the District Court's order to the Ninth Circuit Court of Appeals. On July 17, 2025, the Ninth Circuit Court of Appeals stayed the District Court's production order until the appeal is resolved. Briefing on the merits was completed on February 19, 2026 but oral argument has yet to be set. We intend to continue to defend iRhythm Technologies' privilege assertions over the documents at issue. Regardless of the outcome of the appeal or the potential disclosure of the documents at issue, it is not clear what, if any, action the DOJ may take following resolution of the dispute over legal privileges.
On December 12, 2025, iRhythm Technologies received a civil investigative demand from DOJ’s Civil Division’s Commercial Litigation Branch seeking information and documents related to Zio AT and iRhythm Technologies' associated claims for reimbursement. We have cooperated, and are continuing to cooperate, fully in connection with these matters.
On February 20, 2024, Welch Allyn, Inc. ("Welch Allyn"), a subsidiary of Hill-Rom Holdings, Inc. now part of Baxter International, Inc., filed a complaint against iRhythm Technologies in the United States District Court for the District of Delaware, which was amended on April 24, 2024, alleging that its Zio devices infringe certain of Welch Allyn's patents and that its infringement was willful. Thereafter, iRhythm Technologies successfully petitioned the District Court to dismiss the willful infringement claims without prejudice. On February 14, 2025, Welch Allyn filed a second amended complaint adding additional patent claims. On March 21, 2025, iRhythm Technologies filed a response to the allegations found in the second amended complaint, denying all allegations of patent infringement and asserting defenses including patent invalidity. On October 14, 2025, Welch Allyn filed a third amended complaint adding back claims for willful infringement. On October 28, 2025, iRhythm Technologies filed a motion to dismiss the willful infringement claims, and that motion remains pending. On December 23, 2024, iRhythm Technologies filed a petition with the United States Patent and Trademark Office ("USPTO") seeking Inter Partes Review ("IPR") of the Welch Allyn patents asserted in the original complaint. The IPR petitions became subject to a new consideration for “discretionary denial” of IPRs first announced by the USPTO after iRhythm Technologies filed its petitions. Under this new basis, iRhythm Technologies' IPRs were denied institution. iRhythm Technologies filed a Petition for Director review, seeking to vacate the denial in July 2025, but the Petition was denied. iRhythm Technologies subsequently filed for Ex Parte Reexamination on four of the six Welch Allyn patents being asserted, and the USPTO instituted re-examination of those four patents on January 20, 2026. Welch Allyn petitioned the Director of the Patent Office to terminate the reexamination requests. iRhythm Technologies has opposed the petitions and they remain pending. The parties agreed to jointly seek a stay of this action pending the conclusion of the reexaminations of the patents asserted in this action, which was granted February 23, 2026. Subsequently, iRhythm Technologies has filed Ex Parte Reexaminations on the remaining two patents being asserted by Welch Allyn. Welch Allyn seeks money damages and attorneys’ fees. We believe this lawsuit is without merit and plan to defend iRhythm Technologies vigorously. Based on the nature of the proceedings in this case, the outcome of this matter remains uncertain and we cannot estimate the potential impact, if any, on our business or financial statements at this time.
On December 10, 2024, Bardy Diagnostics, Inc. (“BardyDx”), a subsidiary of Hill-Rom Holdings, Inc. now part of Baxter International, Inc., filed a lawsuit against iRhythm Technologies in the United States District Court for the District of Delaware, alleging that the Zio monitor infringes one of BardyDx's patents. On December 26, 2024, BardyDx filed an amended complaint alleging that the Zio monitor infringes two of BardyDx's patents. On June 11, 2025, BardyDx filed a second amended complaint alleging that the Zio monitor infringes four of BardyDx’s patents. iRhythm Technologies filed responses to the allegations found in the complaint and the amended complaints, denying all allegations of patent infringement, asserting defenses including patent invalidity, and asserting patent infringement counterclaims, which allege that BardyDx’s Carnation Ambulatory Monitor patch infringes five of iRhythm Technologies' patents. BardyDx filed an answer to iRhythm Technologies' counterclaims and filed counterclaims for declaratory judgment for non-infringement and invalidity of the patents asserted by iRhythm Technologies. On September 5, 2025, iRhythm Technologies filed a motion for leave to amend its counterclaims to allege infringement of two additional patents. On January 22, 2026, BardyDx filed a motion to amend its pleadings to assert inequitable conduct with respect to two patents of iRhythm Technologies. On February 17, 2026, the Court granted both motions.Both parties seek money damages and attorneys’ fees for the alleged infringement of their patents. We believe BardyDx’s allegations of patent infringement are without merit and plan to defend iRhythm Technologies vigorously. Based on the nature of the proceedings in this case, the outcome of this matter remains uncertain and we cannot estimate the potential impact, if any, on our business or financial statements at this time.

At this time, we are unable to predict the eventual scope, duration or outcome of the aforementioned proceedings. See also Part II, Item 1A “Risk Factors — Risks Related to Other Legal and Regulatory Matters” for more information on these matters.
ITEM 1A. RISK FACTORS
Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. Before making a decision to invest in, hold or sell our common stock, stockholders and potential stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q, as well as the other information we file with the SEC. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the value of our common stock could decline and stockholders may lose all or part of their investment. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether or not such factors or similar events have occurred in the past or their likelihood of occurring in the future. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business, financial condition and results of operations. Refer to our disclaimer regarding forward-looking statements at the beginning of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report.
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
•Our revenue relies on orders for our iRhythm Services, which are currently our only offerings. If our iRhythm Services or future service offerings fail to gain, or lose, market acceptance, our business will suffer.
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
During the three months ended March 31, 2026, we received approximately 26% of our total revenue from the Medicare program through the Centers for Medicare & Medicaid Services ("CMS"). The Medicare program is administered by CMS, which imposes extensive and detailed requirements on diagnostic services providers, including IDTFs. These requirements include, but are not limited to, rules that govern how we structure our relationships with physicians, how we operate our IDTFs and market our ambulatory cardiac services ("iRhythm Services"), when we may perform diagnostic tests, and how and when we submit reimbursement claims. Our failure to comply with the applicable Medicare rules and requirements could result in discontinuation of our reimbursement under the Medicare program, a requirement to return funds already paid to us, civil monetary penalties, criminal penalties, and/or exclusion from the Medicare program, which would have a material adverse impact on our reputation, business, and results of operations.
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
CMS updates the reimbursement rates for diagnostic tests performed by IDTFs annually via the Medicare Physician Fee Schedule. Effective January 1 of each year, CMS updates the national payment rates for the CPT codes we use to report our cardiac monitoring services: CPT code 93247 (ECG recording conducted over a period of greater than 7 days and up to 15 days), CPT code 93243 (ECG recording conducted over a period of greater than 48 hours and up to 7 days), and CPT code 93229 (mobile cardiovascular telemetry). New rates were published effective January 1, 2026, which reflect an increase in the national payment amount for CPT codes 93247, 93243 and 93229 as compared to calendar year 2025. However, there is no guarantee that these year-over-year increases will be sustained, or that payment rates will keep pace with the costs to provide our iRhythm Services in the future.
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
Finally, government and commercial payors have and may, in the future, consider healthcare policies and proposals intended to limit or reduce perceived increases in healthcare costs, including those that could significantly affect reimbursement for healthcare products such as our systems and services. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness, and costs, of different treatment technologies and services, changes in risk adjustment weights or the criteria required to support risk adjustment eligible diagnoses in Medicare Advantage, as well as other measures. For example, from time to time CMS or Medicare Administrative Contractors may develop National Coverage Determinations, Local Coverage Determinations (“LCDs”), or similar policies dictating the conditions for coverage and reimbursement of our iRhythm Services. For instance, in September 2025, Noridian Healthcare Solutions, LLC, Palmetto GBA, LLC, and CGS Administrators, LLC each published proposed LCDs regarding “Temporary Nontherapeutic Ambulatory Cardiac Monitoring Devices.” These proposed LCDs seek to outline the circumstances in which ACM is considered reasonable and necessary for Medicare purposes, device requirements, and associated coverage limitations. The proposed LCDs were subject to a public comment period that concluded in November 2025, in which iRhythm and other stakeholders had the opportunity to inform consideration of whether, and in what form, the LCDs might be adopted. The adoption of the proposed LCDs, or any other developments in the Medicare coverage policies on which the industry has come to rely, could necessitate changes to our business model, methods of operation, billing processes, and related compliance controls. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our current and future products and services. These include changes that may limit coverage or reduce reimbursement rates for our products and changes that may be proposed or implemented by the current or future laws or regulations.
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

We report to third party payors the technical components of the remote cardiac monitoring services that are performed with our Zio monitor, Zio XT, and Zio AT devices using CPT codes established by the American Medical Association ("AMA"). These CPT codes are manufacturer- and technology-agnostic but describe general technical features required to support the diagnostic medical procedures represented by these billing codes. Given the nature of CPT codes, there is always some degree of risk for an entity that bills for its services that regulators or other third parties could assert that the CPT codes utilized were not appropriate, and recent regulatory developments have the potential to increase the risk of questions or inquiry regarding our use of a specific CPT code.
The CPT codes used to report remote cardiac monitoring services, including those used to report our iRhythm Services, were drafted by the AMA in a manufacturer- and specific technology-agnostic manner. Regulators' evolving understandings and definitions of certain cardiac monitoring modalities could result in assertions that our technology does not support certain diagnostic procedures described by the CPT codes that we currently use to report our iRhythm Services. For example, although FDA “Product Codes” are created and assigned by FDA to support the agency’s responsibility for regulating medical devices in the framework of device classifications designated under 21 C.F.R. Parts 862-892, Product Codes have the potential to raise questions about expectations for devices. In November 2023, FDA established a new Product Code QYX for “Outpatient Cardiac Telemetry” and retrospectively assigned Product Code QYX to several devices, including Zio AT. FDA’s “Definition” of the “Outpatient Cardiac Telemetry” devices within this Product Code references monitoring data being “transmitted to the prescribing clinician during the monitoring period by a 24/7 attended analysis center after review by a qualified individual,” which may be read as incorporating activities of an IDTF into the device. If our IDTF capabilities and performance do not align with FDA’s interpretation and expectations for Product Code QYX, a regulator or other third party could assert that the Zio AT cannot support mobile cardiac telemetry ("MCT") monitoring services. Any such assertion could jeopardize our ability to obtain clearances with indications and labeling that provide for the scope we planned, and our ability to submit claims for reimbursement for services utilizing Zio AT and may require us to evaluate whether we have received any overpayments that must be reported and returned to third-party payors.
Our revenue relies on orders for our iRhythm Services, which are currently our only offerings. If our iRhythm Services or future service offerings fail to gain, or lose, market acceptance, our business will suffer.
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
Other controls imposed by CMS and commercial payors designed to reduce costs, commonly referred to as “utilization review,” may also affect our operations. Federal law contains numerous provisions designed to ensure that services rendered to CMS patients meet professionally recognized standards and are medically necessary, appropriate for the specific patient, and cost-effective. These provisions include a requirement that a quality improvement organization review a sampling of claims for Medicare beneficiaries to assess the quality of care and appropriateness of the services provided. These quality improvement organizations may deny payment for services or assess fines and have the authority to recommend to CMS that a provider in substantial noncompliance with applicable Medicare requirements and quality standards be excluded from participation in the Medicare program. CMS also engages Medicare Administrative Contractors, Comprehensive Error Rate Testing Contractors, Recovery Audit Contractors, and Unified Program Integrity Contractors to conduct a variety of pre- and post-payment reviews of healthcare providers’ claims, and any aberrant practices or findings from such reviews may result in referrals to the Office of Inspector General, DOJ, or other law enforcement agencies for further investigation and follow-up. As a provider enrolled in federal healthcare programs, we expect to be subject to such audits and claims reviews in the future, which may result in suspensions or other restrictions on our ability to submit claims for our services, payment delays, overpayment recoupments, and claims denials, which would negatively impact our business, financial condition, and results of operations, and may jeopardize our participation in these federal healthcare programs.

We have continued to evolve our revenue cycle management function in response to increased audit risk of our billing practices by government and commercial payers who are utilizing artificial intelligence ("AI") to review our bills. As part of that evolution, we utilize third-party service providers to support certain activities and these activities involve significant time and resources on our part to train and monitor such third parties. Our failure, or the failure of these third-party service providers, to execute our or their activities efficiently and effectively may cause our revenue and accounts receivable to be delayed or reduced and could have an adverse effect on our business and cause reputational harm.
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
Before a new medical device or a new intended use for a medical device can be marketed in the United States, a company must first submit an application and receive either 510(k) clearance, De Novo marketing rights, or premarket approval from FDA, unless an exemption applies. All of these processes can be expensive, lengthy, and unpredictable. Reductions or changes in agency personnel and resources can add to the unpredictability of this process. We may not be able to obtain the clearances or approvals we seek or may be unduly delayed in doing so, which could harm our business. Even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. Although we have obtained 510(k) clearances to market our iRhythm ACM Systems, our clearances can be revoked if safety, efficacy, or significant regulatory compliance problems develop. Even planned changes and improvements to devices and their uses can trigger the need for a new submission. FDA requirements dictate that we must evaluate potential changes and document our decision-making regarding the need for additional submissions and clearances or approvals. Unless effectively planned for in advance, our desired commercial timeline may be impacted.
Significant changes or modifications in design, components, method of manufacture, or the intended use or technological characteristics of our iRhythm ACM Systems may require new or modified FDA marketing authorization, CE Mark certification in the EU, UK Conformity Assessed ("UKCA") Mark certification, Swiss Medical Devices Ordinance (“MedDO”) marketing authorization or Japanese Pharmaceutical and Medical Device Agency ("PMDA") marketing authorization. In some instances, we have identified a need for, and sought and obtained new regulatory approvals for these changes or modifications.
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
As a manufacturer of medical devices, we are subject to extensive regulation and related compliance requirements. Noncompliance and even allegations of noncompliance with these wide-ranging requirements may subject us to high compliance costs to remediate or defend against allegations of noncompliance, as well as enforcement action from U.S. federal or state regulators and enforcement authorities. Regulators may interpret or apply reportability or field action requirements differently than a company, which can result in enforcement risk. Actions to which a company may be subject could include the issuance of warning letters, adverse publicity, seizures, prohibitions on product sales, recalls, and civil and criminal penalties, any one of which could significantly impact our manufacturing supply and provision of services and impair our financial results. Failure to maintain full compliance with the requirements of FDA's QSR, now referred to as the Quality Management System Regulation or "QMSR", the EU Medical Device Regulation (formally Regulation (EU) 2017/745 or "EU MDR"), the UK Medical Devices Regulations (formally the Medical Devices Regulations 2002 (SI 2002/618) or "UK MDR"), Japan's Quality Management System Ordinance ("Japanese QMS") and the Swiss Medical Devices Ordinance ("MedDO") could result in similar disruptions in these markets. Furthermore, even if we adhere to regulatory standards and expectations in our corrective actions, the public nature of such actions can result in broader negative publicity and perceptions, which could harm our reputation.
Our design and manufacturing facilities and processes and those of certain third-party suppliers are subject to FDA and state, as well as EU, UK, Japanese and Swiss regulatory inspections for compliance with various medical device regulations and standards, including FDA, EU MDR, UK MDR, Japanese QMS and Swiss MedDO requirements. Developing and maintaining a compliant quality system is time consuming and investment intensive. Requirements and standards may change and evolve over time, and we will need to adapt. For example, FDA has issued final regulations on updates to FDA's QMSR, which harmonizes key areas of quality management for device manufacturers in alignment with global regulatory requirements including ISO 13485:2016 and clause 3 of ISO 9000:2015. These regulations took effect on February 2, 2026. While FDA's QMSR is now in effect, the transition presents some uncertainties relative to FDA practices and expectations in upcoming inspections of device quality systems.

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
•The Customer Advisory Notice we initiated September 28, 2022 to Zio AT customers, and our reports to FDA under 21 C.F.R. Part 806, regarding a Zio AT labeling correction involving additions and modifications to Zio AT labeling precautions relating to the device’s maximum transmission limits during wear, and also to the need for healthcare providers to complete registration to initiate monitoring services. FDA classified this field action as a Class II Recall following our initial 806 report and although we believe we have completed the distribution of the Advisory Notice to our identified impacted customers and requested the closure of this field action in March 2023, the status remains open in the public FDA recall database, and FDA has not yet confirmed the termination or completion of this recall to us.
•Our May 25, 2023 receipt of a warning letter from FDA alleging non-conformities to regulations for medical devices, including medical device reporting requirements, relating to our Zio AT and medical device quality system requirements. We submitted a timely response to FDA in June 2023 and are continuing to work with the agency to address the issues outlined in the warning letter, including specific dialogue on key topics and our planned path forward. As part of this dialogue we agreed to make two 510(k) submissions relating to Zio AT. On October 21, 2024, we were granted FDA clearance for one 510(k) encompassing design updates that had previously been documented through letters to file. On October 30, 2024 we were granted FDA clearance on a second 510(k) submission related to design modifications and labeling updates for Zio AT.
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
•inability of the manufacturer or supplier to comply with our quality criteria and specifications and, where applicable, the relevant quality management system regulations, state regulatory authorities, and, in some cases, the Notified Body audits;
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
We also rely on certain third-party vendors in connection with the analysis we perform to create diagnostic reports for our iRhythm Services, which is dependent upon a recording made by each iRhythm ACM System. For long-term continuous monitoring utilizing our Zio XT, for example, requires the physical return of the Zio XT to one of our clinical centers and we predominantly rely on the U.S. Postal Service ("USPS") to perform this delivery service. Delivery of the Zio XT to one of our clinical centers may be subject to disruption to the USPS delivery infrastructure. Further, for the MCT monitoring services utilizing our Zio AT, we rely on the provision of cellular communication services for the timely transmission of patient information and reportable events. The reliability of the electronic communication and cloud services required for these operations are subject to natural disasters, labor disruptions, human error, and infrastructure failure. Any of these disruptions may render it difficult or temporarily impossible for us to provide some or all our iRhythm Services and bill for those services, adversely affecting our operating results, causing significant distraction for management, and negatively impacting our business reputation. We also expect that our reliance on third-party vendors will increase as our business grows, exposing us to increased harm if such disruptions occur.

We have incorporated and continue to work to further incorporate AI into our products, services, and internal operations. Implementation of AI and machine learning technologies may result in legal and regulatory risks, reputational harm, or other adverse consequences to our business.
We have and are continuing to incorporate AI, including machine learning (including generative and predictive) algorithms, in certain of our products, services and internal operations, including in our MCT monitoring services services with our Zio AT, which is intended to enhance their operation and effectiveness internally and for physicians and patients. Our research and development of such technology remains ongoing. AI innovation presents risks and challenges that could impact our business. Our use of new and evolving technologies such as AI that we integrate into our products, services and internal operations may cause us to experience brand or reputational harm, competitive harm, legal liability, new or enhanced governmental or regulatory scrutiny, and to incur additional costs to resolve any issues stemming from our usage. As with many innovations, AI presents risks and challenges that could undermine or slow its adoption, and therefore harm our business to the extent we increase our reliance on AI in the future. Moreover, our competitors may introduce AI technologies and features into their products and services that achieve greater market acceptance than ours. Additionally, AI algorithms may be flawed or datasets may be insufficient or contain biased information resulting in perceived or actual negative outcomes. AI solutions may be controversial because of their impact or perceived impact on human rights, privacy, employment, or other social, economic, or political issues. If we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI models and systems, we may experience brand, reputational, and/or competitive harm, or could face legal liability. In a healthcare context, model drift, explainability limits and reliance on de-identified or synthetic data that may be re-identifiable can exacerbate these risks. If the output that AI algorithms assist in producing are or are alleged to be inaccurate, deficient, or biased, our business, financial condition, and results of operations may be adversely affected. Developing, testing and deploying AI systems may also increase the costs of our product offerings due to the nature of the computing costs involved in such systems, which could impact our revenue and adversely affect our business and operating results.
Many countries and regions, including the EU, have proposed or passed new and evolving regulations related to the use of AI and machine learning technologies. The regulations may impose onerous obligations and may require us to unexpectedly rework or reevaluate improvements to be compliant. In particular, the EU's AI Act, which was adopted and entered into force in 2024 and is currently being implemented in phases since August 2024, has a material impact on the way AI is regulated in the EU, may affect our use of AI technologies, and may require additional compliance measures and changes to our operations and processes. In the United States, there is ongoing tension between the states and the federal government over how best to regulate the use of AI. It is possible that new laws and regulations will be adopted in the United States and elsewhere, or that existing laws and regulations may be interpreted, in ways that would affect our operations. AI used in or as part of medical devices and other "high-risk" systems will be subject to prescriptive risk management, data governance, transparency, human oversight, and post-market monitoring obligations, which may require product, process, and documentation changes and could delay or limit deployment timelines. Use of AI technologies may expose us to an increased risk of regulatory enforcement and litigation. Additionally, our insurance coverage may not extend to all AI-related risks and may not cover us for all losses for errors or omissions caused by AI. Furthermore, the integration of third-party AI models with our platform relies on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to the accuracy, bias, and other variables of the data, and these safeguards may be insufficient. Moreover, some of the AI features involve the processing of personal data and may be subject to laws, policies, legal obligations, and codes of conduct related to privacy and data protection. AI development and deployment practices could subject us to competitive harm, regulatory enforcement, increased cyber risks, reputational harm, and legal liability.
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
•regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the Foreign Corrupt Practices Act of 1977 (the "FCPA"), UK Bribery Act of 2010, and comparable laws and regulations in other countries;
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
If we are presented with appropriate opportunities, we could acquire or make other investments in complementary companies, products, or technologies. We may not realize the anticipated benefit of our acquisitions, or the realization of the anticipated benefits may require greater expenditures than anticipated by us. For example, the Technology License Agreement (as amended, the “License Agreement”) that we entered into with BioIntelliSense, Inc. ("BioIS") may not result in the development of commercially viable products or services or the generation of significant future revenues. The success of our efforts is highly dependent on the efforts and skill sets of our employees, and support of these efforts requires significant resources, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if and when launched, the developed devices may also not be accepted in the marketplace, and there is no assurance that adequate coverage or reimbursement would be available, or that an alternative payment model can be developed.
In addition, we will likely face risks, uncertainties, and disruptions associated with the integration process, including difficulties in the integration of the operations and services of any acquired company, integration of acquired technology with our iRhythm Services, including our iRhythm ACM System, diversion of our management’s attention from other business concerns, the potential loss of key employees or suppliers of the acquired businesses, and impairment charges if future acquisitions are not as successful as we originally anticipated. We may also face challenges integrating cybersecurity and data protection controls, heightened external scrutiny on acquired IP rights, regulatory exclusivity periods, and confidentiality agreements, and successor-liability imposed by regulators for actions by a target prior to acquisition. If we fail to successfully integrate other companies, products, or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity or equity-linked securities to pay for any future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. In addition, our operating results may suffer because of acquisition-related costs, amortization expenses, investment required to address risks associated with the acquisition, or charges relating to acquired intangible assets.

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
Our License Agreement with BioIS grants us an exclusive license to develop and commercialize pulse oximetry, accelerometry, and trending non-invasive blood pressure technologies for use within our remote cardiac monitoring products and services. It is anticipated that BioIS’s multiparameter sensing technologies will position us to expand the capabilities of our product platform within the remote cardiac monitoring field of use and potentially into adjacent indications such as obstructive sleep apnea over time. This will require that any new products developed undergo validation and achieve certain regulatory milestones. Should we fail to meet those milestones, or if there are material delays in doing so, this could impede our ability to commercialize any new products or solutions utilizing the technologies covered by the License Agreement and realize our return on investment.
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
Beginning in the third quarter of 2022, we engaged third-party service providers to support certain customer care and clinical operations of our IDTFs. We have developed operational and technical controls to limit the work performed by these vendors consistent with our interpretation of the Medicare coverage exclusion of services furnished outside the United States, other applicable laws and regulations, and any requirements imposed pursuant to our contracts with commercial payors. If these controls do not work as intended, or if regulators or commercial payors disagree with our interpretation of these requirements and their application to our operations, we may be subject to a requirement to return funds already paid to us, civil monetary penalties, other government enforcement, as highlighted by a 2022-settlement of an enforcement action brought against our competitor, BioTelemetry, Inc., with respect to the support of certain clinical operations by vendors performing work outside the United States, and termination of contracts with commercial payors, as well as the loss of revenue associated with those contracts.

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
•the federal False Claims Act ("FCA"), which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government;
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
There also remains general uncertainty regarding future government activities, including enforcement policies. For example, DOJ disbanded the CBP, which was responsible for enforcement of the FD&C Act. Following dissolution of the CBP, on September 25, 2025, DOJ announced a restructuring under which the Civil Division’s litigation work would be consolidated into a new Enforcement & Affirmative Litigation Branch, and the Health and Safety Unit housed within the Fraud Section of DOJ’s Criminal Division is now charged with criminal enforcement of the FD&C Act. The current presidential administration could also issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new diagnostic products or services. Alternatively, state governments may attempt to address perceived gaps in regulation or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the current presidential administration or state regulatory responses, there could be a material adverse effect on us and our business. We also cannot assure that a review of our business by courts or regulatory authorities would not result in a determination that adversely affects our revenue and operating results.

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
Some of these legislative and regulatory proposals have manifested to date in the form of specific tariff proposals, and actions to reduce the size of the federal government, including large-scale reductions in force at FDA. The loss of key personnel at FDA, including those in leadership positions, is likely to impact the operations at FDA, which could result in, among other things, delays or limitations on our ability to obtain guidance from FDA on our products, longer review times, and delays in obtaining regulatory approvals. The escalating global economic competition and trade tensions among the United States and its trading partners could have an adverse effect on our business, results of operations, financial condition and cash flows, and there is risk of additional tariffs and other kinds of restrictions. The current administration also has issued, and is expected to continue relying upon, executive orders to address a wide range of policy areas, some of which may impact our business. Examples of executive orders that have already been issued on public health and healthcare topics include orders seeking to promote healthcare price transparency, deliver most-favored-nation pricing for prescription drugs to patients and facilitate direct-to-consumer drug sales, promote domestic production of pharmaceutical products, and expand access to in vitro fertilization. Such political developments may require us to allocate significant time, resources, and expense to modifying our policies and procedures, processes, systems, and practices to ensure compliance or adapt to the new regulatory climate, particularly to the extent such actions are subject to protracted and uncertain legal challenges. To the extent changes in the political environment have a negative impact on us or on our markets, our business, results of operation, and financial condition could be materially and adversely affected in the future.
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
Regarding patients for whom we have received a valid order for our iRhythm Services, we may send or make text messages, emails, phone calls, and other communications for various informational, business purposes, including to confirm accurate demographic and payor information or to assist a patient via a home hookup. Communication-related laws may require consent prior to certain communications and provide a specified monetary damage award or fine for each violation which could result in particularly significant damage awards or fines. For example, under the Telephone Consumer Protection Act (“TCPA”), plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and up to $1,500 per violation for willful or knowing violations, and courts may award injunctive relief. In the wake of a 2021 decision by the United States Supreme Court that limited the applicability of the TCPA, several states have enacted or introduced legislation that would regulate text messages and certain telephone calls to individuals and, in some instances, impose stricter requirements than federal law. Certain non-marketing healthcare messages may qualify for limited TCPA exemptions if specific conditions are met (e.g., content limits, frequency caps, opt-out, and no charge to the recipient). We may be subject to lawsuits (including class-action lawsuits) containing allegations that our business violated the TCPA or other communications laws. These lawsuits may seek damages (including statutory damages) and injunctive relief, among other remedies. We also may face enforcement by the Federal Communications Commission (including under the Telemarketing Sales Rule and Do-Not-Call provisions) and state attorneys general. A determination that there have been violations of the TCPA or other statutes regulating communications with patients could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.
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
Our operations may be directly or indirectly affected by various broad state and federal healthcare fraud and abuse laws, including the federal AKS, the FCA, the Anti-Mark Up Rule, and the Medicare Beneficiary Inducement Statute. For some of our services, we directly bill physicians or other healthcare entities, that, in turn, bill payors, and the amounts we bill may include a risk-based pricing component. We are also developing alternative service delivery models that include using our Zio monitor or Zio XT to screen at-risk patient populations as part of a value-added service offered by managed care organizations, including Medicare Advantage Organizations, to qualifying participants. Although we have endeavored to properly design these billing and service models and structure our program development efforts, including related affiliations and relationships with physicians or other healthcare entities, to comply with applicable laws and regulations, these types of initiatives may draw a high degree of scrutiny and may subject us to assertions of non-compliance. If our past, present, or future operations are found to be in violation of fraud and abuse laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment, and exclusion from Medicare program participation. Furthermore, if we knowingly file, or “cause” the filing of, false claims for reimbursement with government programs such as Medicare, we may be subject to substantial civil penalties, including treble damages.
Risks Related to Financial and Accounting Matters
Our failure to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
As a public company, we are subject to certain reporting requirements, including those under the Sarbanes Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In order to maintain and improve the effectiveness of our internal controls and disclosure controls and procedures, we have expended, and anticipate that we will continue to expend significant resources, including accounting related costs and significant management oversight.

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
•competition;
•inadequate financial and other resources; and
•global business, political, and economic conditions, including inflation, interest rate volatility, cybersecurity events, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, potential instability in the global banking system, political instability, and military hostilities, including ongoing geopolitical conflicts, such as the wars in Ukraine and Iran and conflicts in the Middle East and Venezuela.

Further, we recognize a portion of our revenue from non-contracted third-party commercial payors. For example, during the three months ended March 31, 2026, revenue from non-contracted third-party commercial payors accounted for approximately 6% of our total revenue. We have limited visibility as to when we will receive payment for our iRhythm Services with non-contracted payors and we or our third party billing vendors must appeal any negative payment decisions, which often delays collections further. Additionally, a portion of the revenue from non-contracted payors is received from patient co-pays, which we may not receive for several months following delivery of service or may not receive at all. For revenue related to non-contracted payors, we estimate an average collection rate based on factors including historical cash collections. Subsequent adjustments, if applicable, are recorded as an adjustment to revenue. Fluctuations in revenue may make it difficult for us, research analysts, and investors to accurately forecast our revenue and operating results or to assess our actual performance. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.
We have a history of operating losses and may not achieve or sustain profitability in the future.
We have incurred net losses since our inception in September 2006. We generated net losses of $13.9 million and $30.7 million during the three months ended March 31, 2026, and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $817.4 million. We have financed our operations to date primarily through private and public offerings of equity and convertible debt securities and revenue generated by prescriptions of our iRhythm Services. We have and expect to continue to incur significant research and development, sales and marketing, regulatory, and other expenses as we expand our marketing efforts to increase the prescription of our iRhythm Services, expand existing relationships with physicians, obtain regulatory clearances or approvals for our current or future services and related devices, conduct clinical trials on our existing and future services, and develop new services or add new features to our existing iRhythm Services. We also expect that our general and administrative expenses will continue to increase due to, among other things, the operational and regulatory burdens applicable to medical service providers that are public companies. As a result, we may continue to incur operating losses in the future. These losses, among other things, may have an adverse effect on our stockholders’ equity and the value of our common stock.
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
Our ability to use our net operating losses (“NOLs”) to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state law provisions, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. Sections 382 and 383 of the Code place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. We could experience an ownership change that might limit our use of NOLs and tax credits in the future. In addition, realization of deferred tax assets, including NOL carryforwards, depends upon our future earnings in the applicable tax jurisdictions. If we have insufficient future taxable income in the applicable tax jurisdiction for any reason, including as a result of any future corporate reorganization or restructuring activities, we may be limited in our ability to utilize some or all of our net operating losses to offset such income and reduce our tax liability in that jurisdiction. See Note 9, Income Taxes, to our unaudited consolidated financial statements included herein for additional information.
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
We are involved in legal proceedings related to securities litigation, patent litigation and other matters and may become involved in other legal proceedings that arise from time to time in the future. For example, as discussed further in Note 7, Commitments and Contingencies, to our unaudited consolidated financial statements included herein, a putative securities class action lawsuit was filed against iRhythm Technologies and certain of its then current and former officer alleging violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, and two patent lawsuits have been filed against iRhythm Technologies by companies affiliated with Baxter International.
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
In addition, healthcare companies are subject to numerous investigations and inquiries by various governmental agencies. For example, as discussed further in Note 7, Commitments and Contingencies, to our unaudited consolidated financial statements included herein, in March 2021, we received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California requesting information related to communications with FDA and our iRhythm ACM Systems, and, in September 2021, received a subpoena requesting additional information. On April 4, 2023, we received a Subpoena Duces Tecum from the Consumer Protection Branch, Civil Division of the DOJ, requesting production of various documents regarding our products and services. In addition, on May 25, 2023, we received a warning letter from FDA, which resulted from the inspection of our facility located in Cypress, California that concluded in August 2022. The warning letter alleged non-conformities to regulations for medical devices, including medical device reporting requirements, relating to our Zio AT System and medical device quality system requirements. On July 15, 2024, FDA initiated inspections of our Cypress and San Francisco facilities. We received 483 observations at the close of the inspection. On December 12, 2025, we received a civil investigative demand from DOJ's Civil Division's Commercial Litigation Branch seeking information and documents related to Zio AT and our associated claims for reimbursement. We have cooperated, and are continuing to cooperate, fully in connection with these matters.

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
As a public company, we are subject to laws and regulations relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations implemented by the SEC, and The Nasdaq Global Select Market listing rules. Compliance with these laws and regulations, including new laws and regulations or revisions to existing laws and regulations, has required and will continue to require, substantial management time and oversight and the incurrence of significant accounting and legal costs. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
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
Further, if we are found to infringe third-party patents, a court could order us to pay damages to compensate the patent owner for the infringement, such as a reasonable royalty amount and/or profits lost by the patent owners, along with prejudgment and/or post-judgment interest. Furthermore, if we are found to willfully infringe third-party patents, we could, in addition to other penalties, be required to pay treble damages; and if the court finds the case to be exceptional, we may be required to pay attorneys’ fees for the prevailing party. If we are found to infringe third-party copyrights or trademarks or misappropriate third-party trade secrets, based on the intellectual property at issue, a court could order us to pay statutory damages, actual damages, or profits, such as reasonable royalty or lost profits of the owners, unjust enrichment, disgorgement of profits, and/or a reasonable royalty, and the court could potentially award attorneys’ fees or exemplary or enhanced damages. If litigation were to be initiated by intellectual property owners, there could be significant legal fees and costs incurred in defending litigation (which may include filing administrative actions to attack the intellectual property) as well as a potential monetary settlement payment to the owners, even if the matter is resolved before going to trial. Moreover, the owners may take an overly aggressive approach and/or include multiple allegations in a single litigation.
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

For example, our patent applications may not issue as patents in a form that will be advantageous to us, or at all. Our issued patents, and those that may issue in the future, may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related devices and services. In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the USPTO, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. We cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, recent changes to the patent laws in the United States may bring into question the validity of certain software patents and may make it more difficult and costly to prosecute patent applications. Such changes may lead to uncertainties or increased costs and risks surrounding the prosecution, validity, ownership, enforcement, and defense of our issued patents and patent applications and other intellectual property, the outcome of third-party claims of infringement, misappropriation, or other violation of intellectual property brought against us and the actual or enhanced damages (including treble damages) that may be awarded in connection with any such current or future claims, and could have a material adverse effect on our business, operating results, and financial condition.
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
Cybersecurity threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants or service providers to criminal or other unauthorized threat actors, including state-sponsored attackers. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, and contractors. Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber incidents can result from deliberate attacks or unintentional events. Over the past several years, cyber-attacks and other cyber incidents have become more prevalent and much harder to detect and defend against. These cyber-attacks and other incidents include unauthorized access to our network, information technology and data, and that of our of contractors and service providers; compromise of employee credentials and accounts; transmission of computer viruses and other malware; phishing and spamming attacks; ransomware attacks and other acts of cyber extortion; and malicious actions by persons inside our organization and other insider threats. For example, during the first quarter of 2024, we experienced a temporary delay in the billing of our contracted and non-contracted payer customers, performed by our third-party claims processing vendor. The delay was due to a cybersecurity incident experienced by Change Healthcare, a division of UnitedHealth Group, with whom one of our third-party vendors engages for services relating to billing and collections. The delay in billing resulted in a temporary delay in our cash collections. Risks related to our reliance on third-party vendors, industry concentration risks and single points of failure could materially affect our collections and operations. Additionally, the increasing use of mobile devices for remote access to our systems and data also increases these vulnerabilities and risks.
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
We are required to comply with various laws and regulations with respect to implementing appropriate cybersecurity measures to ensure our devices and services are not compromised or disrupted, which could lead to potential risk of harm or injury to patients. FDA has issued guidance on cybersecurity management of medical devices during post market, and cybersecurity considerations for quality systems in device premarket submissions. These guidance documents serve as an indicator of agency expectations for the cybersecurity oversight of the devices as they are deployed for use by patients and HCPs, and the assurance that cybersecurity is appropriately integrated into a company's quality system. If we do not implement quality measures to manage cybersecurity and minimize or avoid risks of a potential cyber-attack that impacts our devices and services in a way that regulators deem satisfactory, this could impact our product applications and in addition we could be subject to a range of FDA enforcement action or investigation by other regulatory agencies or enforcement bodies including DOJ, and such a situation could trigger the need for a recall, a hold on the distribution of our products, or require other corrective actions to our products.
In the EU, a number of interlocking rules regulate cybersecurity for medical devices. For example, the new Cybersecurity Directive (EU) 2022/2555 (also known as the NIS 2 Directive (Network and Information Security)) entered into force in January 2023. The EU NIS 2 Directive affects Critical National Infrastructure (CNI) providers, which includes the health sector and the manufacturers of medical devices considered to be critical during a public health emergency, as well as other covered entities. The requirements in the NIS 2 Directive will sit alongside the cybersecurity requirements addressed in the EU MDR, which are supplemented by specific guidance issued by the EU’s Medical Device Coordination Group. Additional EU and UK legislative developments, including product cybersecurity rules and evolving device software requirements, may impose further security-by-design, vulnerability, handling, and reporting obligations applicable to our products and operations including the ePrivacy Directive, the Data Act, and the AI Act; however, the timing, scope, and impact of these measures remain subject to national implementing acts and other ongoing developments. In the UK, the government announced as part of its consultations on the future regulation of medical devices, that it intends to develop legislation to impose cybersecurity requirements for software as a medical device, including for AI.

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
Foreign data protection, privacy, and related laws and regulations can be more restrictive than those in the United States. For example, data localization laws in some countries generally mandate that certain types of data collected in a particular country be stored and/or processed solely within that country. Other foreign laws, such as the GDPR and Swiss data protection laws, impose strict requirements for processing and cross-border transfers of personal data outside of the EU, UK or Switzerland to a "third country", including the United States, unless particular compliance mechanisms are implemented. The mechanisms that we and many other companies rely upon for such data transfers (for example, standard contractual clauses or the EU-U.S. and Swiss-U.S. Data Privacy Framework (“DPF”) and the UK extension to the DPF) are the subject of legal challenge, regulatory interpretation, and judicial decisions. While we maintain EU-U.S., Swiss-U.S. and UK-U.S. DPF certifications, we still rely on the standard contractual clauses for intercompany data transfers from the EU, Switzerland, and the UK to the United States in certain situations. As supervisory authorities continue to issue further guidance on personal data, we could suffer additional costs, complaints, or regulatory investigations or fines, and if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations and could adversely affect our financial results.
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
Historically, the market price of our common stock, like the securities of many other medical service providers that are public companies, has fluctuated. It is likely that our stock price will continue to be volatile in the future. In addition, the trading prices for our common stock and the common stocks of other medical service providers have been highly volatile as a result of macroeconomic conditions, including inflation, interest rate volatility and ongoing geopolitical conflicts, such as the wars in Ukraine and Iran and conflicts in the Middle East and Venezuela.
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
•terrorist acts, acts of war, or periods of widespread civil unrest, including ongoing geopolitical conflicts, such as the wars in Ukraine and Iran and conflicts in the Middle East and Venezuela; and
•general economic, industry, and market conditions, including inflation, interest rate volatility, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, potential instability in the global banking system, and fluctuating foreign currency exchange rates.
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
As a result of our increased level of debt following the completion of the 2024 offering by our predecessor and now wholly owned subsidiary, iRhythm Technologies, of 1.50% Convertible Senior Notes due 2029 of our wholly owned subsidiary, iRhythm Technologies, (the “2029 Notes”), of which we have provided a full and unconditional guarantee:
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
We cannot be sure that our leverage resulting from our increased level of debt will not materially and adversely affect our ability to finance our operations or capital needs or to engage in other business activities. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt.
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
In connection with the pricing of the 2029 Notes, iRhythm Technologies entered into privately negotiated capped call transactions (the “2029 Capped Calls”) with certain financial institutions (the “option counterparties”). The 2029 Capped Calls are expected generally to reduce the potential dilution to our common stock upon conversion of the 2029 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2029 Notes, as the case may be, with such reduction and/or offset subject to a cap.

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

We are a holding company and depend on the operations of our subsidiaries.
We are a holding company with no independent operations or material assets other than our ownership of iRhythm Technologies and its subsidiaries. As a result, we depend on the operations of our subsidiaries, including iRhythm Technologies, to generate the funds necessary to meet our financial obligations, including our obligations under the guarantee of iRhythm Technologies’ 2029 Notes. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay amounts due pursuant to the guarantee or to make any funds available therefor, whether by dividends, distributions, loans or other payments. In addition, any payment of dividends, distributions, loans or advances by our subsidiaries could be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries’ earnings and business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation, dissolution or reorganization, and therefore the right of the holders of the 2029 Notes to participate in those assets, will be structurally subordinated to the claims of that subsidiary’s creditors, including trade creditors. In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us.
General Risk Factors
We may be impacted by domestic and global economic and political conditions, as well as natural disasters, severe weather pandemics, and other catastrophic events, which could adversely affect our business, financial condition, or results of operations.
Our operations and performance may vary based on worldwide economic and political conditions, which have been adversely impacted by continued global economic uncertainty, political instability, and military hostilities in multiple geographies, including ongoing geopolitical conflicts such as the wars in Ukraine and Iran and conflicts in the Middle East and Venezuela, domestic and global inflationary trends, interest rate volatility, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, potential instability in the global banking system, global supply shortages or disruptions, commodity price increases, tariffs on imports, and a tightening labor market. A severe or prolonged economic downturn or period of global political instability could drive hospitals and other healthcare professionals to tighten budgets and curtail spending, which could in turn negatively impact rates at which physicians prescribe our iRhythm Services. In addition, higher unemployment rates or reductions in employer-provided benefits plans could result in fewer commercially insured patients, resulting in a reduction in our margins and impairing the ability of uninsured patients to make timely payments. A weak or declining economy, or uncertainty surrounding tariffs, could also strain our suppliers, possibly resulting in supply delays and disruptions. There is also a risk that one or more of our current service providers, suppliers, or other partners may not survive such difficult economic times, which could directly affect our ability to attain our goals on schedule and on budget. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. We cannot predict the timing, strength, or duration of an economic downturn, instability, or recovery, whether worldwide, in the United States, or within our industry.
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

Further, climate-related events, including the increasing frequency of extreme or disruptive weather events, natural disasters, or other catastrophic events may have the potential to damage or disrupt our business and/or the business of our customers or third-party suppliers, and may cause us to experience higher attrition, losses, and additional costs to maintain or resume operations. In addition, such climate-related events may cause damage or disruption to international commerce, and the global economy, and could have an adverse effect on our business, operating results and financial condition. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, cyberattack, or telecommunications failure, we may be unable to continue our operations and may endure system and service interruptions, reputational harm, delays in development of our iRhythm ACM Systems and iRhythm Services, breaches of data security, and loss of critical data, all of which could cause us to experience higher attrition, losses, and additional costs to maintain or resume operations, or otherwise have an adverse effect on our business and operating results. In addition, these events may impact or delay patient visits or the ability of prescribers or patients to receive deliveries from third parties, such as the USPS. Further, we do not maintain insurance sufficient to compensate us for the potentially significant losses that could result from disruptions to our services. Additionally, all the aforementioned risks may be further increased if our or our partners’ disaster recovery plans are inadequate.
Environmental, social, and corporate governance (“ESG”) regulations, policies, and provisions may make our supply chain more complex and may adversely affect our relationships with customers.
There has in recent years been a focus by certain regulators and lawmakers, investors, physicians, patients, employees, and other stakeholders on corporate citizenship and sustainability matters and the governance of environmental and social risks. An increasing number of participants in the medical services industry have joined voluntary ESG groups or organizations, such as the Responsible Business Alliance. These ESG regulations and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given our reliance on our supply chain and the outsourced manufacturing of certain components and sub-assemblies of the iRhythm ACM Systems used with our iRhythm Services.
At the same time, other stakeholders, regulators and lawmakers have expressed or pursued contrary views on ESG, including the proposal or enactment of “anti-ESG” policies, legislation, executive orders or initiatives. Conflicting regulations and a lack of harmonization of ESG legal and regulatory environments across the jurisdictions in which we operate may create enhanced compliance risks and costs. We may also face increasing scrutiny from our investors, physicians, patients, employees and other stakeholders relating to ESG practices and disclosures.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Trading Plans
During the three months ended March 31, 2026, the following Section 16 officers and directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act) intended to satisfy the affirmative defense of Rule 10b5- 1(c):

Name	Title	Action	Action Date	Aggregate Number of Shares to be Sold	Expiration Date(1)
Bruce Bodaken	Director	Terminated	March 2, 2026	_	_
Julie Rodda(2)	EVP, Chief People & Capability Officer	Adopted	December 9, 2025	1,389	December 9, 2026
(1) Each trading arrangement permitted or permits transactions through and including the date listed in the table.
(2) Julie Rodda was named a Section 16 officer effective March 31, 2026.
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
During the three months ended March 31, 2026, except as set forth above, none of our Section 16 officers or directors adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).
ITEM 6.    EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of, and incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated January 12, 2026.	8-K12B	001-37918	3.1	January 12, 2026
3.2	Amended and Restated Bylaws of the Registrant dated January 12, 2026.	8-K12B	001-37918	3.2	January 12, 2026
3.3	Certificate of Merger for the merger of LTCM Merger Sub, Inc. with and into iRhythm Technologies, Inc.	8-K12B	001-37918	3.3	January 12, 2026
4.1	First Supplemental Indenture dated January 12, 2026 between iRhythm Technologies, Inc., iRhythm Holdings, Inc. as Guarantor, and U.S. Bank Trust Company, NA, as trustee.	8-K12B	001-37918	4.2	January 12, 2026
10.1	Agreement and Plan of Merger and Reorganization, dated as of January 12, 2026, among iRhythm Technologies, Inc., iRhythm Holdings, Inc. (f/k/a LTCM Holdings, Inc.) and LTCM Merger Sub, Inc.	8-K12B	001-37918	2.1	January 12, 2026
10.2	Assignment and Assumption Agreement, dated as of January 12, 2026, between iRhythm Technologies, Inc. and iRhythm Holdings, Inc.	8-K12B	001-37918	10.1	January 12, 2026
10.3	2026 Equity Incentive Plan, adopted March 31, 2026.					X
22.1	Subsidiary Issuers of Guaranteed Securities.	10-K	001-37918	22.1	February 19, 2026
31.1	Certification of Chief Executive Officer required by Securities Exchange Act Rules 13a-14(a) and 15d-14(a).					X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

iRhythm Holdings, Inc.

Date: April 30, 2026	By:	/s/ Quentin Blackford
Quentin Blackford President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2026	By:	/s/ Daniel Wilson
Daniel Wilson Chief Financial Officer (Principal Financial Officer)