Form 10-Q
period 2026-06-30
iRhythm Holdings, Inc.
filed 2026-08-06
CIK 1388658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of July 30, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 32,963,003.

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
•the expected timing for completion and benefits of our proposed acquisition of Vital Connect, Inc.;
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
iii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IRHYTHM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30, 2026	December 31, 2025
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$246,679	$236,012
Marketable securities	344,595	347,751
Accounts receivable, net	84,274	75,706
Inventory	22,513	21,634
Prepaid expenses and other current assets	57,893	21,662
Total current assets	755,954	702,765
Property and equipment, net	165,308	151,599
Operating lease right-of-use assets	38,794	41,827
Restricted cash	8,358	8,358
Goodwill	862	862
Long-term strategic investments	73,682	69,913
Other assets	50,468	44,718
Total assets	$1,093,426	$1,020,042
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,411	$2,256
Accrued liabilities	157,570	128,747
Deferred revenue	4,205	4,201
Operating lease liabilities, current portion	16,912	16,686
Total current liabilities	196,098	151,890
Long-term senior convertible notes	651,096	649,504
Other noncurrent liabilities	908	908
Operating lease liabilities, noncurrent portion	59,341	64,994
Total liabilities	907,443	867,296
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000 shares authorized; none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value – 100,000 shares authorized; 33,173 shares issued and 32,944 shares outstanding at June 30, 2026, and 32,526 shares issued and 32,297 shares outstanding at December 31, 2025	33	32
Additional paid-in capital	1,028,898	980,757
Accumulated other comprehensive (loss) income	(188)	403
Accumulated deficit	(817,760)	(803,446)
Treasury stock, at cost; 229 shares at June 30, 2026 and December 31, 2025	(25,000)	(25,000)
Total stockholders’ equity	185,983	152,746
Total liabilities and stockholders’ equity	$1,093,426	$1,020,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(unaudited)
Revenue, net	$224,172	$186,687	$423,562	$345,364
Cost of revenue	60,967	53,830	119,004	103,291
Gross profit	163,205	132,857	304,558	242,073
Operating expenses:
Research and development	19,843	21,012	41,201	42,531
Acquired in-process research and development	299	1,698	595	1,994
Selling, general and administrative	131,655	126,376	267,539	246,333
Litigation settlements	13,950	—	13,950	—
Impairment charges	—	2,479	—	2,479
Total operating expenses	165,747	151,565	323,285	293,337
Loss from operations	(2,542)	(18,708)	(18,727)	(51,264)
Interest and other income, net:
Interest income	4,776	5,321	9,655	10,240
Interest expense	(3,294)	(3,278)	(6,584)	(6,551)
Other income, net	679	2,264	1,842	3,139
Total interest and other income, net	2,161	4,307	4,913	6,828
Loss before income taxes	(381)	(14,401)	(13,814)	(44,436)
Income tax provision (benefit)	—	(183)	500	482
Net loss	$(381)	$(14,218)	$(14,314)	$(44,918)
Net loss per common share, basic and diluted	$(0.01)	$(0.44)	$(0.44)	$(1.41)
Weighted-average shares, basic and diluted	32,895	31,990	32,702	31,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(unaudited)
Net loss	$(381)	$(14,218)	$(14,314)	$(44,918)
Other comprehensive income (loss):
Net change in unrealized loss from marketable securities	(234)	(74)	(621)	(64)
Cumulative translation adjustment	4	(95)	30	(127)
Comprehensive loss	$(611)	$(14,387)	$(14,905)	$(45,109)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2026	2025
(unaudited)
Cash flows from operating activities
Net loss	$(14,314)	$(44,918)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,264	10,315
Stock-based compensation	41,530	46,171
Amortization of premium and accretion of discounts, net	(1,512)	(1,273)
Amortization of operating lease right-of-use assets	3,033	2,816
Amortization of debt discount	1,595	1,564
Change in fair value of strategic investments	(2,269)	(2,995)
Provision for credit losses and contractual allowances	57,420	54,704
Acquired in-process research and development	595	1,994
Impairment charges	—	2,479
Other	188	172
Changes in operating assets and liabilities:
Accounts receivable	(65,988)	(56,916)
Inventory	(1,250)	(4,601)
Prepaid expenses and other current assets	(35,733)	(1,541)
Other assets	(5,494)	283
Accounts payable and accrued liabilities	42,260	14,682
Deferred revenue	4	567
Operating lease liabilities	(5,422)	(3,735)
Net cash provided by operating activities	24,907	19,768
Cash flows from investing activities
Purchases of property and equipment	(20,470)	(19,788)
Purchases of marketable securities	(254,453)	(169,466)
Maturities of marketable securities	258,500	50,200
Purchases of strategic investments	(2,000)	—
Net cash used in investing activities	(18,423)	(139,054)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with employee equity incentive plans	4,232	8,823
Repayment of 2029 Notes	(3)	—
Net cash provided by financing activities	4,229	8,823
Effect of exchange rate changes	(46)	(29)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,667	(110,492)
Cash, cash equivalents and restricted cash, beginning of period	244,370	427,955
Cash, cash equivalents and restricted cash, end of period	$255,037	$317,463

IRHYTHM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$246,679	$309,105
Restricted cash	$8,358	$8,358
Total cash, cash equivalents and restricted cash	$255,037	$317,463
Supplemental disclosures of cash flow information:
Interest paid	$4,959	$4,959
Cash taxes paid	$400	$647
Cash paid for operating lease liabilities	$8,266	$7,797
Cash received from tenant improvement allowances	$—	$745
Non-cash investing and financing activities:
Property and equipment costs included in accounts payable and accrued liabilities	$1,124	$4,885
Capitalized stock-based compensation in property and equipment	$2,380	$2,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
(unaudited)
Balances at December 31, 2025	32,297	$32	$980,757	$(803,446)	$403	$(25,000)	$152,746
Issuance of common stock in connection with employee equity incentive plans	557	1	148	—	—	—	149
Stock-based compensation	—	—	22,609	—	—	—	22,609
Net loss	—	—	—	(13,933)	—	—	(13,933)
Net change in unrealized loss on marketable securities	—	—	—	—	(387)	—	(387)
Cumulative translation adjustment	—	—	—	—	26	—	26
Balances at March 31, 2026	32,854	$33	$1,003,514	$(817,379)	$42	$(25,000)	$161,210
Issuance of common stock in connection with employee equity incentive plans, net	90	—	4,083	—	—	—	4,083
Stock-based compensation	—	—	21,301	—	—	—	21,301
Net loss	—	—	—	(381)	—	—	(381)
Net change in unrealized loss on marketable securities	—	—	—	—	(234)	—	(234)
Cumulative translation adjustment	—	—	—	—	4	—	4
Balances at June 30, 2026	32,944	$33	$1,028,898	$(817,760)	$(188)	$(25,000)	$185,983

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
(unaudited)
Balances at December 31, 2024	31,392	$31	$874,607	$(758,895)	$165	$(25,000)	$90,908
Issuance of common stock in connection with employee equity incentive plans	523	1	1,728	—	—	—	1,729
Stock-based compensation	—	—	24,750	—	—	—	24,750
Net loss	—	—	—	(30,700)	—	—	(30,700)
Net change in unrealized gain on marketable securities	—	—	—	—	10	—	10
Cumulative translation adjustment	—	—	—	—	(32)	—	(32)
Balances at March 31, 2025	31,915	$32	$901,085	$(789,595)	$143	$(25,000)	$86,665
Issuance of common stock in connection with employee equity incentive plans, net	190	—	7,094	—	—	—	7,094
Stock-based compensation	—	—	24,288	—	—	—	24,288
Net loss	—	—	—	(14,218)	—	—	(14,218)
Net change in unrealized loss on marketable securities	—	—	—	—	(74)	—	(74)
Cumulative translation adjustment	—	—	—	—	(95)	—	(95)
Balances at June 30, 2025	32,105	$32	$932,467	$(803,813)	$(26)	$(25,000)	$103,660
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
iRhythm Technologies, Inc. was incorporated in the state of Delaware in September 2006. On January 12, 2026, iRhythm Technologies, Inc. implemented a corporate holding company structure that resulted in the formation of a new parent holding company (the “Holding Company Transaction”) pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated as of January 12, 2026, by and among iRhythm Technologies, Inc., iRhythm Holdings, Inc., a Delaware corporation (the "Company”), and LTCM Merger Sub, Inc., a Delaware corporation and a then-direct, wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into iRhythm Technologies, Inc, with iRhythm Technologies, Inc. continuing as the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”). Following the Merger, the Company became the successor issuer and registrant to iRhythm Technologies, Inc., and had, on a consolidated basis, the same assets, business operations, executive officers and directors that existed prior to the Merger. The Merger was accounted for as a reorganization of entities under common control. Accordingly, the condensed consolidated financial statements of the Company reflect the Merger as if it had occurred at the beginning of the earliest period presented.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. As permitted under those rules, the condensed consolidated financial statements and related disclosures as of December 31, 2025, have been derived from the audited consolidated financial statements but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s unaudited condensed consolidated financial information. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other interim period or for any other future year.

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
Risks and Uncertainties
Macroeconomic Factors and Supply Chain Constraints
The Company’s operations and performance may vary based on worldwide economic and political conditions, which have been adversely impacted by continued global economic uncertainty, political instability, and military hostilities in multiple geographies including ongoing geopolitical conflicts, such as the wars in Ukraine and Iran and conflicts in the Middle East and Venezuela, domestic and global inflationary trends, interest rate volatility, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, potential instability in the global banking system, global supply shortages or disruptions, commodity price increases, tariffs on imports, and a tightening labor market. A severe or prolonged economic downturn or period of global political instability could drive hospitals and other healthcare professionals to tighten budgets and curtail spending, which could in turn negatively impact rates at which physicians prescribe iRhythm Services. In addition, higher unemployment rates or reductions in employer-provided benefits plans could result in fewer commercially insured patients, resulting in a reduction in the Company’s margins and impairing the ability of uninsured patients to make timely payments. A weak or declining economy, or uncertainty surrounding tariffs, could also strain the Company’s suppliers, possibly resulting in supply delays and disruptions. There is also a risk that one or more of the Company’s current service providers, suppliers, or other partners may not survive such difficult economic times, which could directly affect the Company’s ability to attain its goals on schedule and on budget. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. The Company cannot predict the timing, strength, or duration of an economic downturn, instability, or recovery, whether worldwide, in the United States, or within its industry.
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
Significant Accounting Policies
During the six months ended June 30, 2026, there were no changes to the Company’s significant accounting policies as described in the Annual Report.
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
The following table summarizes customers' accounts receivable concentration representing 10% or more of the Company’s accounts receivable, net:

	Payor Type	June 30, 2026	December 31, 2025
CMS	Centers for Medicare & Medicaid Services	19%	14%
Customer A	Healthcare institutions	18%	15%
Customer B	Contracted third-party payors	11%	12%
Supply Risk
The Company relies on single-source vendors to supply some of its disposable housings, instruments and other materials used to manufacture the Zio patches and the adhesive that binds the Zio patch to a patient’s body. These components and materials are critical, and there could be a considerable delay in finding alternative sources of supply if these vendors become unavailable.
Recently adopted accounting pronouncements
There were no new material accounting standards adopted in the three and six months ended June 30, 2026.

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
Significant segment expenses within loss from operations, as well as within net loss, include cost of revenue, research and development, acquired in-process research and development ("IPR&D"), selling, general and administrative expenses, litigation settlements, and impairment charges which are each separately presented on the Company’s unaudited condensed consolidated statements of operations. Other segment items within net loss include interest and other income, net, and income tax provision.

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Disaggregated revenue by payor type and major service line for the three and six months ended June 30, 2026, and 2025 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Contracted third-party payors	$113,783	51%	$97,719	52%	$220,588	52%	$181,522	52%
Centers for Medicare & Medicaid Services	58,550	26%	44,481	24%	109,938	26%	82,593	24%
Healthcare institutions	37,782	17%	31,830	17%	67,936	16%	58,503	17%
Non-contracted third-party payors	14,057	6%	12,657	7%	25,100	6%	22,746	7%
Total	$224,172		$186,687		$423,562		$345,364
Revenue generated from the United States comprised substantially all of the Company's revenue. No other country or customer, with the exception of CMS, comprised 10% or greater of the Company's revenue during the three and six months ended June 30, 2026 and 2025.
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
The following table presents the changes in the allowance for credit losses (in thousands):

	Six Months Ended June 30, 2026	Year Ended December 31, 2025	Six Months Ended June 30, 2025
Balance, beginning of period	$14,635	$16,248	$16,248
Add: Provision for credit losses	19,551	30,835	16,779
Less: Write-offs	(14,090)	(32,448)	(19,328)
Balance, end of period	$20,096	$14,635	$13,699

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
The following table presents the changes in the contractual allowance (in thousands):

	Six Months Ended June 30, 2026	Year Ended December 31, 2025	Six Months Ended June 30, 2025
Balance, beginning of period	$48,926	$50,961	$50,961
Add: Provision for contractual adjustments	37,869	68,831	37,925
Less: Contractual adjustments	(37,620)	(70,866)	(33,888)
Balance, end of period	$49,175	$48,926	$54,998
Contract Liabilities
ASC 606, Revenue from Contracts with Customers, requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).
Certain of the Company’s customers pay the Company directly for the Zio LTCM Service upon patient registration or shipment of devices. Such advance payments are recognized as deferred revenue and are recorded as revenue when Zio reports are delivered to the healthcare provider. During the six months ended June 30, 2026 and 2025, $4.1 million and $2.9 million related to the contract liability balance at the beginning of 2026 and 2025 was recognized as revenue, respectively. The deferred revenue liability was $4.2 million as of June 30, 2026 and December 31, 2025.
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

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
4. CASH EQUIVALENTS AND MARKETABLE SECURITIES
The fair value of cash equivalents and marketable securities as of June 30, 2026, and December 31, 2025, were as follows (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$150,761	$—	$—	$150,761
U.S. government securities	344,931	2	(338)	344,595
Total cash equivalents and marketable securities	$495,692	$2	$(338)	$495,356
Classified as:
Cash equivalents				$150,761
Marketable securities available for sale				344,595
Total cash equivalents and marketable securities				$495,356

	December 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$142,423	$—	$—	$142,423
U.S. government securities	347,467	285	(1)	347,751
Total cash equivalents and marketable securities	$489,890	$285	$(1)	$490,174
Classified as:
Cash equivalents				$142,423
Marketable securities available for sale				347,751
Total cash equivalents and marketable securities				$490,174

5. FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis
The Company discloses and recognizes the fair value of its assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). The guidance establishes three levels of the fair value hierarchy as follows:
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
The Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.
The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$150,761	$—	$—	$150,761
U.S. government securities	—	344,595	—	344,595
Strategic investments	—	—	73,682	73,682
Total	$150,761	$344,595	$73,682	$569,038
Liabilities
Contingent consideration	—	—	21,002	21,002
Total	$—	$—	$21,002	$21,002

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$142,423	$—	$—	$142,423
U.S. government securities	—	347,751	—	347,751
Strategic investments	—	—	69,913	69,913
Total	$142,423	$347,751	$69,913	$560,087
Liabilities
Contingent consideration	—	—	20,407	20,407
Total	$—	$—	$20,407	$20,407
Fair Value of Strategic Investments
The Company holds both strategic loan and equity investments in privately held companies, and as such, limited information is available. On a quarterly basis, the Company monitors information that becomes available and adjusts the carrying values of these investments if there are identified events or changes in circumstances that have a significant effect on their fair values. The change in fair value is recorded within other income, net in the Company’s unaudited condensed consolidated statements of operations.
The aggregate carrying amount of the Company's strategic investments were comprised of the following (in thousands):

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	June 30, 2026	December 31, 2025
Long-term strategic investments
Strategic loan investments	$65,333	$66,064
Strategic equity investments	8,349	3,849
Total	$73,682	$69,913
Short-term strategic investments (within other current assets)
Strategic loan investments	$500	$—
Total	$74,182	$69,913
The following table sets forth the changes in the estimated fair value of the Company's strategic investments measured (in thousands):

	Six Months Ended June 30, 2026	Year Ended December 31, 2025	Six Months Ended June 30, 2025
Balance, beginning of period	$69,913	$61,902	$61,902
Additions during the period	2,000	2,300	—
Changes in estimated fair value	2,269	5,711	2,995
Balance, end of period	$74,182	$69,913	$64,897
Strategic Loan Investments
The Company elected to apply the fair value option to the strategic loan investments. During the three and six months ended June 30, 2026, the fair value of the strategic loan investments increased by $0.8 million and $1.7 million, respectively. During the three and six months ended June 30, 2025, the Company increased the fair value of the strategic loan investments by $2.2 million and $3.0 million, respectively.
During the year ended December 31, 2024, the Company made an aggregate $55.0 million strategic loan investments in BioIntelliSense, Inc. (“BioIS”), a privately-held company. The aggregate fair value of the BioIS strategic loan investments is $65.3 million and $63.7 million as of June 30, 2026 and December 31, 2025, respectively. The fair value of the loan investments in BioIS is determined by using a probability-weighted expected return model (“PWERM”) and a discounted cash flow valuation model with scenarios that correspond to the contractual settlement events. The remaining strategic loan investments are comprised of individually immaterial investments.
The following table sets forth the recurring Level 3 fair value measurements of the loan investments including the significant unobservable inputs:

	June 30, 2026	December 31, 2025
Discount rate	10.8%	10.8%
Equity volatility	85.0%	85.0%
Expected years (range)	2026-2029	2026-2029
Strategic Equity Investments
The Company measures the fair value for strategic equity investments based on cost, less impairment, if any, and adjusts for changes in observable price changes in orderly transactions for identical or similar investment of the same issuer. During the three and six months ended June 30, 2026, the Company increased the fair value of the strategic equity investments by nil and $0.6 million, respectively. During the three and six months ended June 30, 2025, the Company recognized no increase in the fair value of its strategic equity investments.

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
The following table sets forth the recurring Level 3 fair value measurements of contingent consideration liabilities associated with the development agreement milestones including the significant unobservable inputs:

	June 30, 2026	December 31, 2025
Probability of achievement (range)	79.0% - 100.0%	79.0% - 100.0%
Expected years	2026	2026
Contingent consideration liabilities for BioIS at the inception of acquisition of the licensed technology were $17.0 million. Contingent consideration liabilities are included in accrued liabilities in the Company's unaudited condensed consolidated balance sheet. The following table sets forth the changes in the estimated fair value of the Company’s contingent consideration liabilities measured on a recurring basis (Level 3) (in thousands):

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Balance, beginning of period	$20,407	$17,371
Additions during the period	—	—
Changes in estimated fair value	595	3,036
Balance at end of period	$21,002	$20,407
Fair Value of Senior Convertible Notes
The fair value, based on a quoted market price (Level 1), of the Company’s senior convertible notes due 2029 (the “2029 Notes”) is as follows (in thousands):

	June 30, 2026	December 31, 2025
Senior Convertible Notes due 2029	$721,176	$924,097

6. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials and work-in-progress	$10,601	$10,645
Finished goods	11,912	10,989
Total	$22,513	$21,634

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Insurance recoveries receivable (see Note 7)	$37,766	$—
Prepaid expenses	13,383	12,796
Interest receivable	3,028	3,016
Other	3,716	5,850
Total	$57,893	$21,662
Other Assets
Other assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
PCBAs	$43,409	$39,026
Cloud computing arrangements	4,542	3,998
Other	2,517	1,694
Total	$50,468	$44,718
The Company reuses PCBAs in each wearable Zio monitor, Zio XT, and Zio AT, as well as the wireless gateway used in conjunction with Zio AT. As PCBAs are used in a wearable Zio monitor, Zio XT, or Zio AT, a portion of the cost of the PCBA is recorded as a cost of revenue. Charges to cost of revenue were $6.1 million and $11.6 million for the three and six months ended June 30, 2026, respectively, and $2.9 million and $6.8 million for the three and six months ended June 30, 2025, respectively. During the six months ended June 30, 2026, PCBAs increased by $4.4 million primarily driven by additional purchases for Zio monitor and Zio AT to support the growth in commercial volumes.
The Company recorded $0.7 million and $1.5 million of amortization expense during the three and six months ended June 30, 2026, respectively, and $0.6 million and $1.2 million during the three and six months ended June 30, 2025, respectively, related to capitalized implementation costs in the Company's cloud computing arrangements.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	Useful life	June 30, 2026	December 31, 2025
Laboratory and manufacturing equipment	2 to 7	$18,171	$17,623
Computer equipment and software	3	5,339	4,232
Furniture and fixtures	2 to 5	4,180	4,180
Leasehold improvements	3 to 12	28,966	28,975
Internal-use software in service	3 to 7	94,799	91,763
Internal-use software in development	—	108,417	88,950
Construction in progress	—	6,886	7,068
Total property and equipment, gross		266,758	242,791
Less: Accumulated depreciation and amortization		(101,450)	(91,192)
Total property and equipment, net		$165,308	$151,599
Depreciation and amortization expense for the three and six months ended June 30, 2026 was $5.2 million and $10.3 million, respectively, and $5.1 million and $10.3 million for the three and six months ended June 30, 2025, respectively, of which amortization related to internal-use software was $3.4 million and $6.7 million for the three and six months ended June 30, 2026, respectively, and $3.7 million and $7.5 million for the three and six months ended June 30, 2025, respectively.

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
During the three and six months ended June 30, 2026, internal-use software, both in service and in development, increased by $12.6 million and $22.5 million, respectively. This increase related to enhancements in the Company’s core technology, products and services and artificial intelligence, as well as investment in future technology.
During the three and six months ended June 30, 2025, the Company recorded an impairment charge of $2.5 million within impairment charges in the Company’s unaudited condensed consolidated statements of operations related to internal-use software in development not expected to be completed and placed in-service. No impairment charge related to internal-use software has been recognized for the three and six months ended June 30, 2026. Refer to Note 7, Commitments and Contingencies, for further details relating to the impairment charge recognized during the second quarter of 2025.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued payroll and related expenses	$38,854	$67,809
Accrued vacation	8,662	7,906
Accrued expenses	24,478	20,464
Claims payable	320	1,542
Accrued employee share purchase plan contributions	598	662
Accrued income and other taxes	1,515	1,817
Accrued professional services fees	17,141	8,140
Contingent consideration liabilities	21,002	20,407
Litigation settlement liability (see Note 7)	45,000	—
Total accrued liabilities	$157,570	$128,747

7. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases office, manufacturing, and clinical centers under non-cancelable operating leases which expire on various dates through 2033. These leases generally contain scheduled rent increases or escalation clauses and renewal options. Operating lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The operating lease ROU assets also include any lease payments made to the lessor at or before the commencement date as well as variable lease payments which are based on a consumer price index. The Company is also subject to variable lease payments related to janitorial services and electricity which are not included in the operating lease ROU asset as they are based on actual usage. The Company recognizes operating lease expense, generally on a straight-line basis over the lease term.
During the six months ended June 30, 2026, there were no material changes to the leases from those described in Note 8, Commitments and Contingencies, included in the Annual Report.

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Contractual obligations under operating lease liabilities were as follows (in thousands):

Year Ended December 31:
2026 (remainder of the year)	$8,408
2027	17,081
2028	17,008
2029	17,121
2030	17,613
Thereafter	15,274
Total lease payments	92,505
Less: Imputed interest	(16,252)
Total lease liabilities	$76,253

Self-Insured Health Plan
As of January 1, 2025, the Company transitioned from a fully-insured health-benefit program to a self-insurance program to cover U.S. employees and their dependent health benefits. The Company maintains stop-loss insurance that limits its exposure to large claims. The Company records its liability associated with these benefits by utilizing a third-party actuarial specialist, that includes both an estimate of claims submitted and incurred but not yet reported based upon historical claims experience. The Company's accrued health benefits liability is $3.0 million and $2.6 million as of June 30, 2026 and December 31, 2025, respectively, which is included within accrued liabilities on the Company's unaudited condensed consolidated balance sheets.
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
On February 6, 2024, a putative class action lawsuit was filed in the United States District Court for the Northern District of California alleging that the Company's wholly-owned subsidiary, iRhythm Technologies, Inc. ("iRhythm Technologies"), and the Company's and iRhythm Technologies' current Chief Executive Officer, Quentin Blackford, iRhythm Technologies' former Chief Financial Officer, Brice Bobzien, and its former Chief Financial Officer and former Chief Operating Officer, Douglas Devine, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 promulgated thereunder, and seeking unspecified damages purportedly sustained by the class. On July 19, 2024, an amended complaint was filed, naming iRhythm Technologies, Mr. Blackford, Mr. Bobzien, Mr. Devine, the Company's and iRhythm Technologies' Chief Commercial and Product Officer Chad Patterson, iRhythm Technologies' former Chief Technology Officer Mark Day, and the Company's and iRhythm Technologies' Chief Medical Officer, Chief Scientific Officer, and Executive Vice President of Advanced Technologies, Mintu Turakhia, as defendants. On October 7, 2024, a second amended complaint was filed against the defendants to include events from U.S. Food and Drug Administration ("FDA") inspections, but otherwise included the same claims under the Exchange Act.

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
On June 3, 2026, iRhythm Technologies entered into a binding Stipulation and Agreement of Settlement (the “Securities Settlement Agreement”) to fully resolve the putative class action securities litigation. The Securities Settlement Agreement provides for a settlement payment of $45.0 million, inclusive of lead plaintiff’s attorneys' fees and litigation expenses in exchange for the complete dismissal with prejudice of the action and a release of all claims against the named defendants in connection with the action, without any admission of fault, liability, wrongdoing or damages by the defendants. During the three and six months ended June 30, 2026, the Company recorded a litigation settlement liability of $45.0 million within accrued liabilities on the Company's unaudited condensed consolidated balance sheet. The Company is entitled to recover approximately $40.0 million related to litigation legal fee defense costs as well as the settlement liability under applicable insurance policies, which has been recorded within prepaid expenses and other current assets on the Company's unaudited condensed consolidated balance sheet. As of June 30, 2026, the Company incurred approximately $9.0 million in litigation legal fee defense costs expected to be recovered through insurance, with a remaining amount of approximately $31.0 million in settlement costs expected to be recovered through insurance, of which the Company has received $4.1 million in insurance recoveries. As a result, during the three and six months ended June 30, 2026, the Company recorded litigation settlement expense, net of expected insurance recoveries, of approximately $14.0 million in the accompanying unaudited condensed consolidated statement of operations.
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

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
On February 20, 2024, Welch Allyn, Inc. ("Welch Allyn"), a subsidiary of Baxter International, Inc. ("Baxter"), filed a lawsuit against iRhythm Technologies in the United States District Court for the District of Delaware, alleging that Rhythm Technologies’ Zio devices infringe certain of Welch Allyn's patents. iRhythm Technologies filed a response denying all allegations of patent infringement and asserting defenses including patent invalidity. On December 10, 2024, Bardy Diagnostics, Inc. (“BardyDx”), a subsidiary of Baxter, filed a lawsuit against iRhythm Technologies in the United States District Court for the District of Delaware, alleging that the Zio monitor infringes BardyDx's patents and iRhythm Technologies subsequently filed a response denying all allegations of patent infringement, asserting defenses including patent invalidity, and asserting patent infringement counterclaims alleging that BardyDx’s Carnation Ambulatory Monitor patch infringed iRhythm Technologies' patents. On July 31, 2026, iRhythm Technologies entered into a settlement and license agreement (the “Baxter Settlement Agreement”) with Baxter, Welch Allyn and BardyDx (collectively, the “Baxter Parties”), to resolve all outstanding patent litigation among the parties. Refer to Note 12, Subsequent Events, for further details relating to the Baxter Settlement Agreement.
In June 2026, three putative class action lawsuits were filed in the U.S. District Court for the Northern District of California, San Francisco Division, alleging claims arising out of a cybersecurity incident in which a threat actor improperly obtained certain sensitive information of the Company maintained on certain third-party-hosted business applications. Two of the actions were filed against iRhythm Holdings, Inc., and one action was filed against iRhythm Technologies, Inc. All three actions have been assigned to the same judge, and the Company anticipates that the court will consolidate the cases and appoint interim lead plaintiffs' counsel to promote judicial economy. The Company continues to evaluate the allegations, assess potential defenses, and determine the appropriate responsive pleadings. Based on the nature of the proceedings in these cases, the outcome of these matters remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
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
In June 2025, BioIS achieved the first of two regulatory milestones. As of June 30, 2026, BioIS and the Company are in the process of completing all required contractual conditions in order to cancel $10.0 million in Milestone Notes plus accrued and unpaid interest. During the three and six months ended June 30, 2026, the Company recognized acquired IPR&D expense of $0.3 million and $0.6 million, respectively, in the Company's unaudited condensed consolidated statements of operations. During the three and six months ended June 30, 2025, the Company recorded a charge of $1.7 million and $2.0 million, respectively.
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

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
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

8. DEBT
1.50% Senior Convertible Notes due 2029
The carrying amounts of the Company’s 2029 Notes were as follows (in thousands):

	June 30, 2026	December 31, 2025
Principal amount	$661,247	$661,250
Unamortized debt issuance costs	(10,151)	(11,746)
Carrying amount of senior convertible notes due 2029	$651,096	$649,504
The following table summarizes the components of interest expense and the effective interest rate for the 2029 Notes for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual coupon interest	$2,507	$2,507	$4,987	$4,987
Amortized debt issuance costs	787	771	1,595	1,564
Total interest expense recognized on senior convertible notes due 2029	$3,294	$3,278	$6,582	$6,551

Effective interest rate	2.0%	2.0%	2.0%	2.0%
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
On January 12, 2026, the Company implemented the Holding Company Transaction. The Holding Company Transaction constituted a Merger Event as defined under the Indenture. The Holding Company Transaction did not constitute a Fundamental Change or a Make-Whole Fundamental Change as defined under the Indenture. As a result of the Holding Company Transaction, holders of the 2029 Notes had the right to exchange their 2029 Notes at any time up through March 4, 2026, the 35th trading day following the effective date of the Holding Company Transaction. During the three and six months ended June 30, 2026, holders exchanged $3,000 principal amount of their 2029 Notes, which was settled in cash at the Company’s discretion.

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

9. INCOME TAXES
The Company recorded nil and $0.5 million of income tax provision related to its U.S. state taxes and foreign operations during the three and six months ended June 30, 2026. The Company recorded a tax benefit provision of $(0.2) million related to its U.S. state taxes and its foreign subsidiaries during the three months ended June 30, 2025, and a tax provision of $0.5 million for the six months ended June 30, 2025. Due to the uncertainties surrounding the realization of the U.S. deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the U.S. net operating loss carryforwards and other deferred tax assets.

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

10. STOCK-BASED COMPENSATION
The following table summarizes the total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$485	$709	$1,001	$1,492
Research and development	2,502	3,351	5,792	7,536
Selling, general and administrative	17,052	18,767	34,737	37,143
Total stock-based compensation expense	$20,039	$22,827	$41,530	$46,171

Restricted Stock Units, Performance and Market-Based Restricted Stock Units
As of June 30, 2026, there were a total of 1.4 million awards outstanding and total unamortized compensation cost of $112.1 million, net of estimated forfeitures, related to restricted stock units (“RSUs”), which the Company expects to recognize over a weighted average period of 1.8 years.
As of June 30, 2026, there were a total of 0.9 million awards outstanding and total unamortized compensation cost of $39.8 million, net of estimated forfeitures, related to performance and market-based RSUs (“PRSUs”), which the Company expects to recognize over a weighted average remaining period of 1.5 years. The number of PRSUs reported as outstanding assumes the maximum number of PRSUs issuable in the key executive grant agreements. The actual number of PRSUs awarded will be based on company performance criteria.
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
Options
As of June 30, 2026, the Company had a total of 0.1 million options outstanding. As of June 30, 2026, the options were fully vested.
Employee Stock Purchase Plan
As of June 30, 2026, the Company had $2.4 million of unrecognized compensation expense that will be recognized over a weighted average period of 0.7 years.

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

11. NET LOSS PER COMMON SHARE
As the Company had net losses for the three and six months ended June 30, 2026 and 2025, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share during the three and six months ended June 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(381)	$(14,218)	$(14,314)	$(44,918)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	32,895	31,990	32,702	31,791
Net loss per common share, basic and diluted	$(0.01)	$(0.44)	$(0.44)	$(1.41)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the three and six months ended June 30, 2026 and 2025 because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options to purchase common stock	78	145	78	145
RSUs and PRSUs[1]	2,226	2,400	2,226	2,400
Senior convertible notes	4,492	4,492	4,492	4,492
Total	6,796	7,037	6,796	7,037

1PRSUs are based on the maximum number of PRSUs in the key executive grant agreements. The actual number of PRSUs vested will be based on Company performance criteria and relative TSR, as discussed in Note 10, Stock-Based Compensation.
12. SUBSEQUENT EVENTS
On July 31, 2026, iRhythm Technologies entered into the Baxter Settlement Agreement with the Baxter Parties to resolve all outstanding patent litigation among the parties. Under the Baxter Settlement Agreement, the Company paid the Baxter Parties $50.0 million on July 31, 2026. The Baxter Settlement Agreement also provides each party and its affiliates with a worldwide, royalty-free, non-exclusive, fully paid-up license under the patents asserted in the litigation and other related patents and patent applications, in each case, to exploit products and services comprising or involving certain sensors used for cardiac monitoring. Except for the $50.0 million settlement payment, the Baxter Settlement Agreement does not require either party to pay royalties or other compensation. The Baxter Settlement Agreement also includes mutual covenants not to sue for six years from the effective date of the Baxter Settlement Agreement with respect to the exploitation of licensed products and services and mutual agreements not to challenge the licensed patents and patent applications, unless such licensed patents are enforced against the applicable party or its affiliates. With consideration to applicable accounting guidance relating to subsequent events, the Company is recognizing the financial impact of the settlement in the third quarter of 2026.

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

On August 5, 2026, the Company entered into a definitive agreement to acquire Vital Connect, Inc. ("VitalConnect"), a wearable biosensor technology and ambulatory cardiac monitoring company. Consideration for the acquisition totals $287.5 million, consisting of $237.5 million in cash and $50.0 million in Company common stock, subject to customary adjustments. The definitive agreement also provides customary termination rights to each of the parties and provides that the Company will pay a reverse termination fee of $9.0 million to VitalConnect if the definitive agreement is terminated under specified circumstances related to the failure to obtain required antitrust approvals. In addition, the Company will provide VitalConnect with interim financing to fund its normal course of operations and certain specified expenses as the parties work towards closing, with an initial funding of $10.0 million and additional increments thereafter, up to an aggregate maximum amount of $30.0 million. The transaction is subject to regulatory approval and is expected to close by the end of 2026. The Company has not completed its assessment of the expected financial reporting impacts of the pending acquisition.

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
Since first receiving clearance from FDA for our technology in 2009, we have supported physician and patient use of this technology and provided ACM services from our Medicare-enrolled IDTFs and with our qualified technicians. We have provided our iRhythm Services using our iRhythm ACM System. Since receiving FDA clearance, we have provided the iRhythm Services via more than 13 million patient reports and have collected over 3 billion hours of curated heartbeat data.
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
The following are iRhythm Services shown as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contracted third-party payors	51%	52%	52%	52%
Centers for Medicare & Medicaid Services	26%	24%	26%	24%
Healthcare institutions	17%	17%	16%	17%
Non-contracted third-party payors	6%	7%	6%	7%
Cybersecurity Incident
In June 2026, a threat actor improperly obtained certain sensitive information of ours maintained on certain third-party-hosted business applications (the “Cybersecurity Incident”). We promptly activated our cybersecurity response plan and launched an investigation with the support of external advisors and cybersecurity experts to assess and contain the threat, and, as of the date of the filing of this Quarterly Report on Form 10-Q, we have not identified evidence of ongoing unauthorized access to our systems.

During the second quarter of 2026, we incurred losses related to the unauthorized activity, including investigation and remediation costs. We maintain cybersecurity insurance coverage to limit our exposure to losses such as those related to the Cybersecurity Incident. While we expect to incur further expenses related to the Cybersecurity Incident, inclusive of customer and patient notifications and identity protection, we plan to seek reimbursement of some of these losses by submitting claims to our insurers. There can be no assurance that such coverage will be sufficient to cover all losses we may incur, and the exact timing and amount of any such reimbursements is not known at this time. As of the date of the filing of this Quarterly Report on Form 10-Q, we believe that the Cybersecurity Incident is not reasonably likely to have a material impact on our financial condition or results of operations. For more information about risks relating to the impact of the Cybersecurity Incident, see Item 1A. “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.
We have also been named as a defendant in several lawsuits related to the Cybersecurity Incident (Refer to Note 7, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).
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
We define Adjusted EBITDA for a particular period as net income (loss) before income tax provision, depreciation and amortization, interest expense, and interest income and as further adjusted for stock-based compensation expense, changes in fair value of strategic investments, impairment charges, business transformation costs, certain intellectual property litigation expenses, certain corporate litigation settlements (net of expected insurance recoveries), costs related to the Cybersecurity Incident (net of expected insurance recoveries), and loss on extinguishment of debt. Business transformation costs include costs associated with professional services, employee termination and relocation, third-party merger and acquisition, integration, and other costs to augment and restructure the organization, inclusive of both outsourced and offshore resources.
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
The following table presents a reconciliation of Net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss[1]	$(381)	$(14,218)	$(14,314)	$(44,918)
Interest expense	3,294	3,278	6,584	6,551
Interest income	(4,776)	(5,321)	(9,655)	(10,240)
Changes in fair value of strategic investments	(822)	(2,152)	(2,269)	(2,995)
Income tax provision (benefit)	—	(183)	500	482
Depreciation and amortization	5,222	5,105	10,264	10,315
Stock-based compensation	20,039	22,827	41,530	46,171
Impairment charges	—	2,479	—	2,479
Business transformation costs	1,158	925	1,504	1,428
Intellectual property litigation expenses	4,928	2,956	8,617	3,788
Litigation settlements	13,950	—	13,950	—
Cybersecurity incident	686	—	686	—
Adjusted EBITDA	$43,298	$15,696	$57,397	$13,061
1 Net loss for the three and six months ended June 30, 2026 includes $0.3 million and $0.6 million of acquired in-process research and development expense, and $1.7 million and $2.0 million for the three and six months ended June 30, 2025, respectively.

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
Litigation Settlements
Litigation settlements consist of amounts recorded to settle outstanding claims against us, net of expected insurance recoveries.
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

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages) *
Revenue, net	$224,172	$186,687	$37,485	20%	$423,562	$345,364	$78,198	23%
Cost of revenue	60,967	53,830	7,137	13%	119,004	103,291	15,713	15%
Gross profit	163,205	132,857	30,348	23%	304,558	242,073	62,485	26%
Operating expenses:
Research and development	19,843	21,012	(1,169)	(6)%	41,201	42,531	(1,330)	(3)%
Acquired in-process research and development	299	1,698	(1,399)	(82)%	595	1,994	(1,399)	(70)%
Selling, general and administrative	131,655	126,376	5,279	4%	267,539	246,333	21,206	9%
Litigation settlements	13,950	—	13,950	N/M	13,950	—	13,950	N/M
Impairment charges	—	2,479	(2,479)	N/M	—	2,479	(2,479)	N/M
Total operating expenses	165,747	151,565	14,182	9%	323,285	293,337	29,948	10%
Loss from operations	(2,542)	(18,708)	16,166	(86)%	(18,727)	(51,264)	32,537	(63)%
Interest and other income, net:
Interest income	4,776	5,321	(545)	(10)%	9,655	10,240	(585)	(6)%
Interest expense	(3,294)	(3,278)	(16)	—%	(6,584)	(6,551)	(33)	1%
Other income, net	679	2,264	(1,585)	(70)%	1,842	3,139	(1,297)	(41)%
Total interest and other income, net	2,161	4,307	(2,146)	(50)%	4,913	6,828	(1,915)	(28)%
Loss before income taxes	(381)	(14,401)	14,020	(97)%	(13,814)	(44,436)	30,622	(69)%
Income tax provision (benefit)	—	(183)	183	N/M	500	482	18	4%
Net loss	$(381)	$(14,218)	$13,837	(97)%	$(14,314)	$(44,918)	$30,604	(68)%
N/M - Not meaningful
* Certain numbers expressed may not sum due to rounding.
Revenue, net
Revenue, net increased by $37.5 million, or 20%, to $224.2 million during the three months ended June 30, 2026, as compared to $186.7 million during the three months ended June 30, 2025. Revenue, net increased by $78.2 million, or 23%, to $423.6 million during the six months ended June 30, 2026, as compared to $345.4 million during the six months ended June 30, 2025. For the three and six months ended June 30, 2026, the increase in revenue was primarily attributable to an increase in volume of iRhythm Services resulting from increased demand. In particular, during the three and six months ended June 30, 2026, total revenue volume for both Zio monitor and Zio AT grew, compared to the prior year, resulting from existing and new account growth within our third-party payors, CMS, and healthcare institutions customer groups. We have experienced higher volumes from larger healthcare enterprise accounts which utilize both Zio monitor and Zio AT.
Overall average selling price increased modestly during the three and six months ended June 30, 2026, as compared to the prior year period, driven primarily by Zio monitor volume across our customer base. In the three and six months ended June 30, 2026, we experienced contractual allowance reserve improvements resulting from improved market access, contracting execution, and collection performance. During the three and six months ended June 30, 2025, we recognized higher contractual allowance reserves, resulting from billing disruptions due to the Change Healthcare cybersecurity incident in the first quarter of 2024, as well as higher payor claim denials. Additionally, during the three and six months ended June 30, 2026, we also experienced annual reimbursement increases across certain payor categories, including CMS, as compared to the same periods during 2025.

Cost of Revenue
Cost of revenue increased by $7.1 million, or 13%, to $61.0 million during the three months ended June 30, 2026, as compared to $53.8 million during the three months ended June 30, 2025. Cost of revenue increased by $15.7 million, or 15%, to $119.0 million during the six months ended June 30, 2026, as compared to $103.3 million during the six months ended June 30, 2025. For the three and six months ended June 30, 2026, the increase was primarily due to increases in material component costs (inclusive of tariffs), amortization costs related to Zio monitor and Zio AT PCBA, material and PCBA scrap costs, headcount-related costs, and freight costs associated with the increase in volume of iRhythm Services. During the first half of 2026, we experienced lower per unit costs relating to manufacturing efficiencies, primarily relating to Zio monitor.
Research and Development Expenses
Research and development expenses decreased by $1.2 million, or 6%, to $19.8 million during the three months ended June 30, 2026, as compared to $21.0 million during the three months ended June 30, 2025. Research and development expenses decreased by $1.3 million, or 3%, to $41.2 million during the six months ended June 30, 2026, as compared to $42.5 million during the six months ended June 30, 2025. The decrease in research and development expenses for the three and six months ended June 30, 2026 was primarily due to lower headcount-related costs (including stock-based compensation), which support ongoing FDA remediation and sustaining activities, product development consulting, and further development, enhancement, and functionality of our current and future product offerings.
Acquired In-Process Research and Development Expenses
Acquired IPR&D expenses decreased by $1.4 million, or 82%, to $0.3 million during the three months ended June 30, 2026, as compared to $1.7 million during the three months ended June 30, 2025. Acquired IPR&D expenses decreased by $1.4 million, or 70%, to $0.6 million during the six months ended June 30, 2026, as compared to $2.0 million during the six months ended June 30, 2025. During the three and six months ended June 30, 2025, we recognized additional IPR&D expense as a result of recognizing an increase in our contingent consideration liability related to regulatory milestones. See Note 5, Fair Value Measurements, and Note 7, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $5.3 million, or 4%, to $131.7 million during the three months ended June 30, 2026, as compared to $126.4 million during the three months ended June 30, 2025. Selling, general and administrative expenses increased by $21.2 million, or 9%, to $267.5 million during the six months ended June 30, 2026, as compared to $246.3 million during the six months ended June 30, 2025. For the three and six months ended June 30, 2026, the increase in selling, general, and administrative expenses was primarily attributable to increases in marketing and promotional costs, legal and professional fees for litigation matters, provisions for credit losses, and claims processing fees. The increase was offset by lower headcount-related costs (including stock-based compensation). Intellectual property litigation costs relating to our patent litigation with Welch Allyn, Inc. (“Welch Allyn”) and Bardy Diagnostics, Inc. (“BardyDx”), wholly-owned subsidiaries of Baxter International, Inc. (“Baxter”), during the three and six months ended June 30, 2026 were $4.9 million and $8.6 million, respectively, as compared to $3.0 million and $3.8 million for the three and six months ended June 30, 2025, respectively. Business transformation costs for the three and six months ended June 30, 2026 were $1.2 million and $1.5 million, respectively, as compared to $0.9 million and $1.4 million for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2026, we incurred $0.7 million related to the Cybersecurity Incident.
Litigation Settlements
During the three and six months ended June 30, 2026, we recorded a litigation settlement expense, net of expected insurance recoveries, of $14.0 million associated with the settlement of a putative class action lawsuit. See Note 7, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
Impairment Charges
Impairment charges were nil during the three and six months ended June 30, 2026, as compared to $2.5 million during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2025, we recorded an impairment charge of $2.5 million associated with capitalized internal-use software in development relating to the Zio Watch with our clinically integrated ZEUS system. We do not intend to commercially launch the Zio Watch.

Interest Income
Interest income decreased by $0.5 million to $4.8 million during the three months ended June 30, 2026, as compared to $5.3 million during the three months ended June 30, 2025. Interest income decreased by $0.6 million to $9.7 million during the six months ended June 30, 2026, as compared to $10.2 million during the six months ended June 30, 2025. The decrease for the three and six months ended June 30, 2026 was primarily attributable to lower interest rates on invested balances, as compared to the same period in 2025, offset by higher average invested balances in 2026.
Interest Expense
Interest expense remained flat during the three and six months ended June 30, 2026, as compared to $3.3 million and $6.6 million during the three and six months ended June 30, 2025, respectively. The interest expense is primarily attributable to the 2029 Notes borrowed in March 2024.
Other Income, Net
Other income, net decreased by $1.6 million to $0.7 million during the three months ended June 30, 2026, as compared to $2.3 million during the three months ended June 30, 2025. Other income, net decreased by $1.3 million to $1.8 million during the six months ended June 30, 2026, as compared to $3.1 million during the six months ended June 30, 2025. The decreases were primarily attributable to the changes in the fair value of our strategic loan investments recognized during the three and six months ended June 30, 2025.
Income Tax Provision (Benefit)
No income tax expense was recognized during the three months ended June 30, 2026, as compared to an income tax benefit of $0.2 million during the three months ended June 30, 2025, representing an increase in the income tax provision of $0.2 million. Income tax provision remained flat for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The income tax provision for each of the three and six-month periods primarily relates to state and foreign taxes.
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
Liquidity and Capital Resources
Overview
As of June 30, 2026, we had cash and cash equivalents of $246.7 million, marketable securities of $344.6 million, and accounts receivable, net of $84.3 million. We continuously review our liquidity and anticipated capital requirements in light of the significant uncertainty created by the current macroeconomic environment, including inflation, interest rate volatility, and potential instability in the global banking system. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds.
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
Under the terms of the License Agreement, during the third quarter of 2024 we paid BioIS an upfront fee of $15.0 million in cash consideration. In connection with the License Agreement, we also purchased an aggregate of $40.0 million of convertible promissory notes from BioIS of which $20.0 million of the convertible promissory notes (“Milestone Notes”) were designated for satisfaction of our regulatory milestone payment obligations. The Milestone Notes, plus accrued and unpaid interest, if any, will be cancelled, if outstanding, upon the achievement of the regulatory milestones up through December 31, 2026. In June 2025, BioIS achieved the first of two regulatory milestones. As of June 30, 2026, we are in the process of completing all required contractual conditions in order to cancel $10.0 million in Milestone Notes plus accrued and unpaid interest.
On June 3, 2026, we entered into a binding Stipulation and Agreement of Settlement (the “Securities Settlement Agreement”) to fully resolve the putative class action securities litigation. The Securities Settlement Agreement provides for a settlement payment of $45.0 million, inclusive of lead plaintiff’s attorneys' fees and litigation expenses in exchange for the complete dismissal with prejudice of the action and a release of all claims against the named defendants in connection with the action, without any admission of fault, liability, wrongdoing or damages by the defendants. During the three and six months ended June 30, 2026, we recorded a litigation settlement liability of $45.0 million within accrued liabilities on our unaudited condensed consolidated balance sheet. We are entitled to recover approximately $40.0 million related to litigation legal fee defense costs as well as the settlement liability under applicable insurance policies, which has been recorded within prepaid expenses and other current assets on our unaudited condensed consolidated balance sheet. As of June 30, 2026, we incurred approximately $9.0 million in litigation legal fee defense costs expected to be recovered through insurance, with a remaining amount of approximately $31.0 million in settlement costs expected to be recovered through insurance, of which we have received $4.1 million in insurance recoveries. As a result, during the three and six months ended June 30, 2026, we recorded litigation settlement expense, net of expected insurance recoveries, of approximately $14.0 million in the accompanying unaudited condensed consolidated statement of operations.
On July 31, 2026, we entered into a settlement and license agreement (the “Baxter Settlement Agreement”) with Baxter, Welch Allyn, Inc. and BardyDx (collectively, the "Baxter Parties") to resolve all outstanding patent litigation among the parties. Under the Baxter Settlement Agreement, we paid the Baxter Parties $50.0 million on July 31, 2026. The Baxter Settlement Agreement also provides each party and its affiliates with a worldwide, royalty-free, non-exclusive, fully paid-up license under the patents asserted in the litigation and other related patents and patent applications, in each case, to exploit products and services comprising or involving certain sensors used for cardiac monitoring. Except for the $50.0 million settlement payment, the Baxter Settlement Agreement does not require either party to pay royalties or other compensation. The Baxter Settlement Agreement also includes mutual covenants not to sue for six years from the effective date of the Baxter Settlement Agreement with respect to the exploitation of licensed products and services and mutual agreements not to challenge the licensed patents and patent applications, unless such licensed patents are enforced against the applicable party or its affiliates.
On August 5, 2026, we entered into a definitive agreement to acquire Vital Connect, Inc. ("VitalConnect"), a wearable biosensor technology and ambulatory cardiac monitoring company. Consideration for the acquisition totals $287.5 million, consisting of $237.5 million in cash and $50.0 million in our common stock, subject to customary adjustments. The definitive agreement also provides customary termination rights to each of the parties and provides that we will pay a reverse termination fee of $9.0 million to VitalConnect if the definitive agreement is terminated under specified circumstances related to the failure to obtain required antitrust approvals. In addition, we will provide VitalConnect with interim financing to fund its normal course of operations and certain specified expenses as the parties work towards closing, with an initial funding of $10.0 million and additional increments thereafter, up to an aggregate maximum amount of $30.0 million. The transaction is subject to regulatory approval and is expected to close by the end of 2026. Because the acquisition had not closed as of the issuance date of the accompanying condensed consolidated financial statements, no amounts have been recognized related to the transaction.

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$24,907	$19,768
Net cash used in investing activities	(18,423)	(139,054)
Net cash provided by financing activities	4,229	8,823
Operating Activities
During the six months ended June 30, 2026, cash provided by operating activities was $24.9 million, as compared to cash provided by operating activities of $19.8 million during the six months ended June 30, 2025. Cash provided by operating activities increased by $5.1 million, primarily attributable to reductions in our net loss driven by our revenue growth and timing of payments associated with our accounts payable and accrued liabilities, Offsetting these increases in cash provided from operating activities were increases in our prepaid and other current assets, as well as other long-term assets.
Investing Activities
During the six months ended June 30, 2026, cash used in investing activities was $18.4 million, a decrease of $120.6 million, as compared to cash used in investing activities of $139.1 million during the six months ended June 30, 2025. The decrease in cash used in investing activities was primarily attributable to a net change in marketable securities activity of $123.3 million, consisting of an increase in the maturities of marketable securities of $208.3 million partially offset by an increase in purchases of marketable securities of $85.0 million. This decrease was partially offset by increases in purchases of strategic investments and of property and equipment of $2.0 million and $0.7 million, respectively, during the six months ended June 30, 2026.
Financing Activities
During the six months ended June 30, 2026, cash provided by financing activities was $4.2 million, a decrease of $4.6 million as compared to $8.8 million during the six months ended June 30, 2025. The decrease was related to lower proceeds from the issuance of common stock primarily from stock option exercises in connection with our employee equity incentive plan.
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

On January 12, 2026, we implemented the Holding Company Transaction. The Holding Company Transaction constituted a Merger Event as defined under the Indenture. The Holding Company Transaction did not constitute a Fundamental Change or a Make-Whole Fundamental Change as defined under the Indenture. As a result of the Holding Company Transaction, holders of the 2029 Notes had the right to exchange their 2029 Notes at any time up through March 4, 2026, the 35th trading day following the effective date of the Holding Company Transaction. During the three and six months ended June 30, 2026, holders exchanged $3,000 principal amount of their 2029 Notes, which was settled in cash at our discretion.
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
Contractual Obligations
Our contractual obligations as of December 31, 2025, are presented in our Annual Report on Form 10-K filed with the SEC on February 19, 2026 (the "Annual Report"). There were no significant changes to our lease obligations during the six months ended June 30, 2026. As of June 30, 2026, our purchase commitments totaled $106.1 million, primarily related to inventory and revenue cycle service fees and expected to be due within a year. See Note 8, Debt, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for changes in our debt obligations during the six months ended June 30, 2026.

Guarantor Information
In connection with the Holding Company Transaction, on January 12, 2026, we, as guarantor, iRhythm Technologies, and U.S. Bank Trust Company, National Association, entered into the First Supplemental Indenture. As of June 30, 2026, there was $661.2 million in aggregate principal amount of issued and outstanding 1.50% Convertible Senior Notes due 2029 of iRhythm Technologies, our wholly owned subsidiary, that are fully and unconditionally guaranteed by us. Accordingly, pursuant to Rule 3-10 of Regulation S-X, separate consolidated financial statements of iRhythm Technologies, Inc. have not been presented. As permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded summarized financial information for iRhythm Technologies because the assets, liabilities and results of operations of iRhythm Technologies are not materially different than the corresponding amounts in our consolidated financial statements.

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
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Annual Report. Updates to our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. The critical accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Annual Report. There were no material changes to our critical accounting estimates during the six months ended June 30, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities and foreign currency exchange rate sensitivity.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities of $591.3 million and $583.8 million as of June 30, 2026, and December 31, 2025, respectively, which consisted of bank deposits, money market funds and U.S. government securities. Such interest-earning instruments carry a degree of interest rate risk.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates would have had a $0.5 million and $1.0 million impact on interest income for the three and six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026, we had $661.2 million in outstanding aggregate principal amount of fixed rate debt relating to our 2029 Notes. Accordingly, we do not have economic interest rate exposure on the 2029 Notes. However, changes in interest rates could impact the fair market value of the 2029 Notes. Generally, the fair market value of the fixed interest rate of the 2029 Notes will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our 2029 Notes as of June 30, 2026 was $721.2 million.
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
Foreign Currency Exchange Rate Sensitivity
As of June 30, 2026, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Annual Report.

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
As required by Rule 13a-15 under the Exchange Act, our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On June 3, 2026, we entered into a binding Stipulation and Agreement of Settlement (the “Securities Settlement Agreement”) to fully resolve the putative class action securities litigation. The Securities Settlement Agreement provides for a settlement payment of $45.0 million, inclusive of lead plaintiff’s attorneys' fees and litigation expenses in exchange for the complete dismissal with prejudice of the action and a release of all claims against the named defendants in connection with the action, without any admission of fault, liability, wrongdoing or damages by the defendants. During the three and six months ended June 30, 2026, we recorded a litigation settlement liability of $45.0 million within accrued liabilities on our unaudited condensed consolidated balance sheet. We are entitled to recover approximately $40.0 million related to litigation legal fee defense costs as well as the settlement liability under applicable insurance policies, which has been recorded within prepaid expenses and other current assets on our unaudited condensed consolidated balance sheet. As of June 30, 2026, we incurred approximately $9.0 million in litigation legal fee defense costs expected to be recovered through insurance, with a remaining amount of approximately $31.0 million in settlement costs expected to be recovered through insurance, of which we have received $4.1 million in insurance recoveries. As a result, during the three and six months ended June 30, 2026, we recorded litigation settlement expense, net of expected insurance recoveries, of approximately $14.0 million in the accompanying unaudited condensed consolidated statement of operations.
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
On February 20, 2024, Welch Allyn, Inc. ("Welch Allyn"), a subsidiary of Baxter International, Inc. ("Baxter"), filed a lawsuit against iRhythm Technologies in the United States District Court for the District of Delaware, alleging that iRhythm Technologies’ Zio devices infringe certain of Welch Allyn's patents. iRhythm Technologies filed a response denying all allegations of patent infringement and asserting defenses including patent invalidity. On December 10, 2024, Bardy Diagnostics, Inc. (“BardyDx”), a subsidiary of Baxter, filed a lawsuit against iRhythm Technologies in the United States District Court for the District of Delaware, alleging that the Zio monitor infringes BardyDx's patents and iRhythm Technologies subsequently filed a response denying all allegations of patent infringement, asserting defenses including patent invalidity, and asserting patent infringement counterclaims alleging that BardyDx’s Carnation Ambulatory Monitor patch infringed iRhythm Technologies' patents. On July 31, 2026, iRhythm Technologies entered into a settlement and license agreement (the “Baxter Settlement Agreement”) with Baxter, Welch Allyn and BardyDx (collectively, the “Baxter” Parties), to resolve all outstanding patent litigation among the parties. Under the Baxter Settlement Agreement, we paid the Baxter Parties $50.0 million on July 31, 2026. The Baxter Settlement Agreement also provides each party and its affiliates with a worldwide, royalty-free, non-exclusive, fully paid-up license under the patents asserted in the litigation and other related patents and patent applications, in each case, to exploit products and services comprising or involving certain sensors used for cardiac monitoring. Except for the $50.0 million settlement payment, the Baxter Settlement Agreement does not require either party to pay royalties or other compensation. The Baxter Settlement Agreement also includes mutual covenants not to sue for six years from the effective date of the Baxter Settlement Agreement with respect to the exploitation of licensed products and services and mutual agreements not to challenge the licensed patents and patent applications, unless such licensed patents are enforced against the applicable party or its affiliates.
In June 2026, three putative class action lawsuits were filed in the U.S. District Court for the Northern District of California, San Francisco Division, alleging claims arising out of the Cybersecurity Incident. Two of the actions were filed against iRhythm Holdings, Inc., and one action was filed against iRhythm Technologies, Inc. All three actions have been assigned to the same judge, and we anticipate that the court will consolidate the cases and appoint interim lead plaintiffs' counsel to promote judicial economy. We continue to evaluate the allegations, assess potential defenses, and determine the appropriate responsive pleadings. Based on the nature of the proceedings in these cases, the outcome of these matters remains uncertain and we cannot estimate the potential impact, if any, on our business or financial statements at this time.
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
During the three and six months ended June 30, 2026, we received approximately 26% of our total revenue from the Medicare program through the Centers for Medicare & Medicaid Services ("CMS"). The Medicare program is administered by CMS, which imposes extensive and detailed requirements on diagnostic services providers, including IDTFs. These requirements include, but are not limited to, rules that govern how we structure our relationships with physicians, how we operate our IDTFs and market our ambulatory cardiac services ("iRhythm Services"), when we may perform diagnostic tests, and how and when we submit reimbursement claims. Our failure to comply with the applicable Medicare rules and requirements could result in discontinuation of our reimbursement under the Medicare program, a requirement to return funds already paid to us, civil monetary penalties, criminal penalties, and/or exclusion from the Medicare program, which would have a material adverse impact on our reputation, business, and results of operations.
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
Finally, government and commercial payors have and may, in the future, consider healthcare policies and proposals intended to limit or reduce perceived increases in healthcare costs, including those that could significantly affect reimbursement for healthcare products such as our systems and services. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness, and costs, of different treatment technologies and services, changes in risk adjustment weights or the criteria required to support risk adjustment eligible diagnoses in Medicare Advantage, as well as other measures. For example, from time to time CMS or Medicare Administrative Contractors may develop National Coverage Determinations, Local Coverage Determinations (“LCDs”), or similar policies dictating the conditions for coverage and reimbursement of our iRhythm Services. For instance, in September 2025, Noridian Healthcare Solutions, LLC, Palmetto GBA, LLC, and CGS Administrators, LLC each published proposed LCDs regarding “Temporary Nontherapeutic Ambulatory Cardiac Monitoring Devices.” These proposed LCDs sought to outline the circumstances in which ACM is considered reasonable and necessary for Medicare purposes, device requirements, and associated coverage limitations. As proposed, the LCDs would have, among other things, applied attended monitoring requirements, such as 24-hour monitoring station staffing, to Holter monitors and other device types for which such requirements had not previously been required. In June 2026, the LCDs were finalized. Among other clarifications, the final LCDs eliminated the requirement to apply attended monitoring to Holter monitors. LCDs, or any other developments in the Medicare coverage policies on which the industry has come to rely, can necessitate changes to our business model, methods of operation, billing processes, and related compliance controls. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our current and future products and services. These include changes that may limit coverage or reduce reimbursement rates for our products and changes that may be proposed or implemented by the current or future laws or regulations.
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
We have and are continuing to incorporate AI, including machine learning (including generative and predictive) algorithms, in certain of our products, services and internal operations, including in our MCT monitoring services with our Zio AT, which is intended to enhance their operation and effectiveness internally and for physicians and patients. Our research and development of such technology remains ongoing. AI innovation presents risks and challenges that could impact our business. Our use of new and evolving technologies such as AI that we integrate into our products, services and internal operations may cause us to experience brand or reputational harm, competitive harm, legal liability, new or enhanced governmental or regulatory scrutiny, and to incur additional costs to resolve any issues stemming from our usage. As with many innovations, AI presents risks and challenges that could undermine or slow its adoption, and therefore harm our business to the extent we increase our reliance on AI in the future. Moreover, our competitors may introduce AI technologies and features into their products and services that achieve greater market acceptance than ours. Additionally, AI algorithms may be flawed or datasets may be insufficient or contain biased information resulting in perceived or actual negative outcomes. AI solutions may be controversial because of their impact or perceived impact on human rights, privacy, employment, or other social, economic, or political issues. If we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI models and systems, we may experience brand, reputational, and/or competitive harm, or could face legal liability. In a healthcare context, model drift, explainability limits and reliance on de-identified or synthetic data that may be re-identifiable can exacerbate these risks. If the output that AI algorithms assist in producing are or are alleged to be inaccurate, deficient, or biased, our business, financial condition, and results of operations may be adversely affected. Developing, testing and deploying AI systems may also increase the costs of our product offerings due to the nature of the computing costs involved in such systems, which could impact our revenue and adversely affect our business and operating results.

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

In August 2026, we announced our pending acquisition of Vital Connect, Inc. ("VitalConnect"). Completion of the transaction is subject to the satisfaction of closing conditions, including receipt of required regulatory approval. There can be no assurance that the transaction will be completed on the anticipated terms or timeline, or at all. The failure to obtain required regulatory approval or satisfy other closing conditions, or any delay in completing the transaction, could adversely affect us and VitalConnect, including by increasing transaction costs, disrupting our and VitalConnect’s businesses, diverting management’s attention, and adversely affecting relationships with employees, customers, suppliers, and other business partners. If the transaction is completed, we may be unable to integrate VitalConnect successfully or realize the anticipated benefits and synergies of the transaction within the expected timeframe or at all, and we may incur unexpected costs or liabilities in connection with the acquisition and integration. Until closing, we will not control VitalConnect, and its business, financial condition, and results of operations may be adversely affected by events outside our control. Any of these risks could adversely affect our business, financial condition or results of operations.
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

Some of these legislative and regulatory proposals have manifested to date in the form of specific tariff proposals, and actions to reduce the size of the federal government, including large-scale reductions in force at FDA. The loss of key personnel at FDA, including those in leadership positions, is likely to impact the operations at FDA, which could result in, among other things, delays or limitations on our ability to obtain guidance from FDA on our products, longer review times, and delays in obtaining regulatory approvals. The escalating global economic competition and trade tensions among the United States and its trading partners could have an adverse effect on our business, results of operations, financial condition and cash flows, and there is risk of additional tariffs and other kinds of restrictions. The current administration also has issued, and is expected to continue relying upon, executive orders to address a wide range of policy areas, some of which may impact our business. Examples of executive orders that have already been issued on public health and healthcare topics include orders seeking to promote healthcare price transparency, deliver most-favored-nation pricing for prescription drugs to patients and facilitate direct-to-consumer drug sales, promote domestic production of pharmaceutical products, and expand access to in vitro fertilization. Such political developments may require us to allocate significant time, resources, and expense to modifying our policies and procedures, processes, systems, and practices to ensure compliance or adapt to the new regulatory climate, particularly to the extent such actions are subject to protracted and uncertain legal challenges. To the extent changes in the political environment have a negative impact on us or on our markets, our business, results of operations, and financial condition could be materially and adversely affected in the future.
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
Further, we recognize a portion of our revenue from non-contracted third-party commercial payors. For example, during the three and six months ended June 30, 2026, revenue from non-contracted third-party commercial payors accounted for approximately 6% of our total revenue. We have limited visibility as to when we will receive payment for our iRhythm Services with non-contracted payors and we or our third party billing vendors must appeal any negative payment decisions, which often delays collections further. Additionally, a portion of the revenue from non-contracted payors is received from patient co-pays, which we may not receive for several months following delivery of service or may not receive at all. For revenue related to non-contracted payors, we estimate an average collection rate based on factors including historical cash collections. Subsequent adjustments, if applicable, are recorded as an adjustment to revenue. Fluctuations in revenue may make it difficult for us, research analysts, and investors to accurately forecast our revenue and operating results or to assess our actual performance. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.
We have a history of operating losses and may not achieve or sustain profitability in the future.
We have incurred net losses since our inception in September 2006. We generated net losses of $0.4 million and $14.2 million during the three months ended June 30, 2026 and 2025, respectively, and net losses of $14.3 million and $44.9 million during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $817.8 million. We have financed our operations to date primarily through private and public offerings of equity and convertible debt securities and revenue generated by prescriptions of our iRhythm Services. We have and expect to continue to incur significant research and development, sales and marketing, regulatory, and other expenses as we expand our marketing efforts to increase the prescription of our iRhythm Services, expand existing relationships with physicians, obtain regulatory clearances or approvals for our current or future services and related devices, conduct clinical trials on our existing and future services, and develop new services or add new features to our existing iRhythm Services. We also expect that our general and administrative expenses will continue to increase due to, among other things, the operational and regulatory burdens applicable to medical service providers that are public companies. As a result, we may continue to incur operating losses in the future. These losses, among other things, may have an adverse effect on our stockholders’ equity and the value of our common stock.

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
Our ability to use our net operating losses (“NOLs”) to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state law provisions, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. Sections 382 and 383 of the Code place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. We could experience an ownership change that might limit our use of NOLs and tax credits in the future. In addition, realization of deferred tax assets, including NOL carryforwards, depends upon our future earnings in the applicable tax jurisdictions. If we have insufficient future taxable income in the applicable tax jurisdiction for any reason, including as a result of any future corporate reorganization or restructuring activities, we may be limited in our ability to utilize some or all of our net operating losses to offset such income and reduce our tax liability in that jurisdiction. See Note 9, Income Taxes, to our unaudited condensed consolidated financial statements included herein for additional information.
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
We are involved in legal proceedings related to cybersecurity litigation and other matters and may become involved in other legal proceedings that arise from time to time in the future. For example, as discussed further in Note 7, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included herein, we recently settled a putative securities class action lawsuit filed against iRhythm Technologies and certain of its then current and former officers alleging violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, and we recently settled two patent lawsuits that had been filed against iRhythm Technologies by companies affiliated with Baxter.
Any claims against us or our subsidiaries, whether meritorious or not, can be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention, and divert significant resources. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate and subject to change. Litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. Given the uncertain nature of legal proceedings generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome. We could incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations, cash flows, and financial condition in any particular period, including as a result of the timing and amount of settlement payments and the availability and timing of any related insurance recoveries.
In addition, healthcare companies are subject to numerous investigations and inquiries by various governmental agencies. For example, as discussed further in Note 7, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included herein, in March 2021, we received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California requesting information related to communications with FDA and our iRhythm ACM Systems, and, in September 2021, received a subpoena requesting additional information. On April 4, 2023, we received a Subpoena Duces Tecum from the Consumer Protection Branch, Civil Division of the DOJ, requesting production of various documents regarding our products and services. In addition, on May 25, 2023, we received a warning letter from FDA, which resulted from the inspection of our facility located in Cypress, California that concluded in August 2022. The warning letter alleged non-conformities to regulations for medical devices, including medical device reporting requirements, relating to our Zio AT System and medical device quality system requirements. On July 15, 2024, FDA initiated inspections of our Cypress and San Francisco facilities. We received 483 observations at the close of the inspection. On December 12, 2025, we received a civil investigative demand from DOJ's Civil Division's Commercial Litigation Branch seeking information and documents related to Zio AT and our associated claims for reimbursement. We have cooperated, and are continuing to cooperate, fully in connection with these matters.
Further, three decisions from the U.S. Supreme Court in July 2024 may lead to an increase in litigation against regulatory agencies that could create uncertainty and thus negatively impact our business. The first decision overturned established precedent that required courts to defer to regulatory agencies’ interpretations of ambiguous statutory language. The second decision overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. The third decision extended the statute of limitations within which entities may challenge agency actions. These cases may result in increased litigation by industry parties against regulatory agencies and impact how such agencies choose to pursue enforcement and compliance actions. However, the specific, lasting effects of these decisions, which may vary within different judicial districts and circuits, are unknown. We also cannot predict the extent to which FDA and SEC regulations, policies, and decisions may become subject to increasing legal challenges, delays, and changes.

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
Our research and development and manufacturing operations may involve the use or handling of hazardous materials. We are subject to a variety of federal, state, local, and international laws, rules, and regulations governing the use, handling, storage, disposal and remediation of hazardous and biological materials, as well as the sale, labeling, collection, recycling, treatment, and disposal, of products containing such hazardous substances, and we incur expenses relating to compliance with these laws and regulations. If we violate environmental, health, and safety laws, including as a result of human error, equipment failure, or other causes, we could face substantial liabilities, fines, and penalties, personal injury and third-party property damage claims, and substantial investigation and remediation costs. These expenses or this liability could have a significant negative impact on our financial condition. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We are subject to potentially conflicting and changing regulatory agendas of political, business, and environmental groups. Changes to or restrictions on the procedures for hazardous or biological material storage or handling might require unplanned capital investment or relocation of our facilities. Failure to comply, or the cost of complying, with new or existing laws or regulations could harm our business, financial condition, and results of operations.
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
In addition, licensing or acquiring technologies from third parties exposes us to increased risk of being the subject of intellectual property infringement and vulnerabilities due to, among other things, our lower level of visibility into the development process with respect to such technology and the care taken to safeguard against risks. We currently rely on or incorporate, and will in the future rely on or incorporate, technology that we license from third parties, including software, into our solutions. We cannot be certain that our licensors do not or will not infringe on the intellectual property rights of third parties or that our licensors have or will have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our platform. Some of our agreements with our licensors may be terminated by them for convenience, or otherwise provide for a limited term. If we are unable to continue to license technology because of intellectual property infringement claims brought by third parties against our licensors or against us, or if we are unable to continue our license agreements or enter into new licenses on commercially reasonable terms, our ability to develop and sell solutions and services containing or dependent on that technology would be limited, and our business, including our financial condition, cash flows and results of operations could be harmed. Additionally, if we are unable to license technology from third parties, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner, or at all, and may require us to use alternative technology of lower quality or performance standards. This could limit or delay our ability to offer new or competitive solutions and increase our costs. Third-party software we rely on may be updated infrequently, unsupported or subject to vulnerabilities that may not be resolved in a timely manner, any of which may expose our solutions to vulnerabilities. Any impairment of the technologies or of our relationship with these third parties could harm our business, operating results, and financial condition.
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
Risks Related to Privacy and Security
We have in the past, and may in the future, experience cybersecurity incidents. Cybersecurity incidents, including those involving network security breaches, services interruptions and other threats affecting the confidentiality, integrity or availability of our data and systems, could result in the compromise of confidential data or critical systems and give rise to potential harm to our patients, remediation costs and other expenses, expose us to liability under HIPAA, breach notification laws, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations.
Cybersecurity threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants or service providers to criminal or other unauthorized threat actors, including state-sponsored attackers. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees and contractors. Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber incidents can result from deliberate attacks or unintentional events. Over the past several years, cyber-attacks and other cyber incidents have become more prevalent and much harder to detect and defend against. These cyber-attacks and other incidents include unauthorized access to our network, information technology and data, and that of our contractors and service providers; compromise of employee credentials and accounts; transmission of computer viruses and other malware; phishing and spamming attacks; ransomware attacks and other acts of cyber extortion; and malicious actions by persons inside our organization and other insider threats.
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
Further, in June 2026, as previously disclosed on a Current Report on Form 8-K filed with the SEC on June 15, 2026, a threat actor improperly obtained certain sensitive information of ours maintained on certain third-party-hosted business applications. We continue to face risks relating to this incident, including possible harm to our reputation and customer relationships, and ongoing litigation, as well as regulatory scrutiny. While, based on our investigation to date, the incident has not impacted our products, clinical or medical device systems, patient safety, manufacturing and distribution operations, financial reporting systems, or our ability to meet patient needs, because our investigation of this incident remains ongoing, we may discover other impacts or new related events that could affect our business, operating results, and financial condition.
Our internal technology systems and infrastructure, and those of our contractors, are vulnerable to damage from natural disasters, acts of terrorism, war and other acts of foreign governments and failures of telecommunication, electrical and other critical systems. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security or other problems that unexpectedly could interfere with our business operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures. Risks related to our reliance on third-party vendors, industry concentration risks and single points of failure could materially affect our business, operating results, and financial condition. Additionally, the increasing use of mobile devices for remote access to our systems and data also increases these vulnerabilities and risks.

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
As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. More capable general-purpose AI models released by major providers that are or may soon become widely accessible to developers and end users have amplified, and will continue to amplify, the capabilities of threat actors, enabling more targeted and convincing phishing and social engineering campaigns, automated identification and exploitation of software vulnerabilities, the generation of novel malware and attack vectors, prompt injection attacks, automated reconnaissance, and the ability to conduct attacks at greater speed and scale than previously possible. These AI-enhanced threats may be more difficult to detect using traditional security measures and may require us to invest in additional defensive capabilities. If our Zio devices are subject to cybersecurity vulnerabilities leading to potential harm to patients or compromises data security and confidentiality, we may be required to initiate field actions, including device recalls, or subject to government inspections, investigations or enforcement actions. In addition to any other risks this may present, this could cause significant harm to our brand reputation and consumer trust in our devices.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Trading Plans
During the three months ended June 30, 2026, no Section 16 officers or directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K of the Exchange Act).
ITEM 6.    EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of, and incorporated by reference into, this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.3	2026 Equity Incentive Plan and the form of award agreements thereunder.	S-8	333-296276	99.1	May 27, 2026
31.1	Certification of Chief Executive Officer required by Securities Exchange Act Rules 13a-14(a) and 15d-14(a).					X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

* The certification furnished as Exhibit 32.1 is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall they be deemed and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iRhythm Holdings, Inc.

Date: August 6, 2026	By:	/s/ Quentin Blackford
Quentin Blackford President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Daniel Wilson
Daniel Wilson Chief Financial Officer (Principal Financial Officer)