Form 10-Q
period 2026-09-30
iRhythm Holdings, Inc.
filed 2026-11-05
CIK 1388658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of October 29, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 33,618,146.

IRHYTHM HOLDINGS, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements concerning our plans, objectives, and expectations for our business, operations, and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the expected impact of global business, political, and macroeconomic conditions, including inflation, interest rate volatility, cybersecurity events, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, potential instability in the global banking system, volatile market conditions, the impact of tariffs or commodity price increases, a tightening labor market, the impact of any significant political and regulatory developments, global events, including public health crises, and ongoing geopolitical conflicts, such as the wars in Ukraine and Iran and conflicts in the Middle East and Venezuela, on our business, operations, and financial results;
•the impact of supply chain shortages or disruptions on our operations and financial results;
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
•our ability to comply with all applicable laws, rules, and regulations, including those of the U.S. Food and Drug Administration;
•our expectations regarding the size of our sales organization and expansion of our sales and marketing efforts, including in international geographies;
•our expectations regarding revenue, cost of revenue, cost of service per device, operating expenses, including research and development expense, sales and marketing expense, general and administrative expenses and gross margin;
•the anticipated benefits, impacts and integration costs and risks of our acquisition of Vital Connect, Inc., a Delaware corporation, and the time to achieve any such benefits;
•our expectations regarding our liquidity and cash flow and our ability to service our indebtedness, and our ability to comply with covenants applicable to our senior secured revolving credit facility;
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
ii

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
iii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IRHYTHM HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30, 2026	December 31, 2025
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$394,718	$236,012
Restricted cash	10,000	—
Marketable securities	166,001	347,751
Accounts receivable, net	81,126	75,706
Inventory	23,222	21,634
Prepaid expenses and other current assets	55,143	21,662
Total current assets	730,210	702,765
Property and equipment, net	176,938	151,599
Operating lease right-of-use assets	37,670	41,827
Restricted cash	8,358	8,358
Goodwill	862	862
Long-term strategic investments	74,514	69,913
Other assets	62,889	44,718
Total assets	$1,091,441	$1,020,042
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,395	$2,256
Accrued liabilities	167,630	128,747
Deferred revenue	4,668	4,201
Operating lease liabilities, current portion	17,039	16,686
Total current liabilities	204,732	151,890
Long-term senior convertible notes	651,858	649,504
Other noncurrent liabilities	908	908
Operating lease liabilities, noncurrent portion	56,837	64,994
Total liabilities	914,335	867,296
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value – 5,000 shares authorized; none issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value – 100,000 shares authorized; 33,414 shares issued and 33,185 shares outstanding at September 30, 2026, and 32,526 shares issued and 32,297 shares outstanding at December 31, 2025	33	32
Additional paid-in capital	1,049,900	980,757
Accumulated other comprehensive (loss) income	(216)	403
Accumulated deficit	(847,611)	(803,446)
Treasury stock, at cost; 229 shares at September 30, 2026 and December 31, 2025	(25,000)	(25,000)
Total stockholders’ equity	177,106	152,746
Total liabilities and stockholders’ equity	$1,091,441	$1,020,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(unaudited)
Revenue, net	$221,592	$192,884	$645,154	$538,248
Cost of revenue	57,098	55,762	176,102	159,053
Gross profit	164,494	137,122	469,052	379,195
Operating expenses:
Research and development	20,599	21,033	61,800	63,564
Acquired in-process research and development	303	302	898	2,296
Selling, general and administrative	125,636	124,216	393,175	370,549
Litigation settlements	49,788	—	63,738	—
Impairment charges	723	—	723	2,479
Total operating expenses	197,049	145,551	520,334	438,888
Loss from operations	(32,555)	(8,429)	(51,282)	(59,693)
Interest and other income, net:
Interest income	4,699	5,944	14,354	16,184
Interest expense	(3,298)	(3,281)	(9,882)	(9,832)
Other income, net	1,303	578	3,145	3,717
Total interest and other income, net	2,704	3,241	7,617	10,069
Loss before income taxes	(29,851)	(5,188)	(43,665)	(49,624)
Income tax provision	—	24	500	506
Net loss	$(29,851)	$(5,212)	$(44,165)	$(50,130)
Net loss per common share, basic and diluted	$(0.90)	$(0.16)	$(1.35)	$(1.57)
Weighted-average shares, basic and diluted	33,099	32,170	32,836	31,919

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(unaudited)
Net loss	$(29,851)	$(5,212)	$(44,165)	$(50,130)
Other comprehensive (loss) income:
Net change in unrealized (loss) gain from marketable securities	(60)	208	(681)	144
Cumulative translation adjustment	32	103	62	(24)
Comprehensive loss	$(29,879)	$(4,901)	$(44,784)	$(50,010)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2026	2025
(unaudited)
Cash flows from operating activities
Net loss	$(44,165)	$(50,130)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,588	15,488
Stock-based compensation	61,020	67,177
Amortization of premium and accretion of discounts, net	(2,236)	(2,165)
Amortization of operating lease right-of-use assets	4,593	4,264
Amortization of debt issuance costs	2,357	2,310
Change in fair value of strategic investments	(3,101)	(3,889)
Provision for credit losses and contractual allowances	84,116	80,161
Acquired in-process research and development	898	2,296
Impairment charges	723	2,479
Other	249	962
Changes in operating assets and liabilities:
Accounts receivable	(89,536)	(76,377)
Inventory	(1,641)	(6,450)
Prepaid expenses and other current assets	(32,977)	(2,817)
Other assets	(8,911)	(3,425)
Accounts payable and accrued liabilities	50,141	29,689
Deferred revenue	467	1,292
Operating lease liabilities	(8,240)	(6,214)
Net cash provided by operating activities	29,345	54,651
Cash flows from investing activities
Purchases of property and equipment	(36,453)	(34,619)
Purchases of marketable securities	(310,230)	(340,539)
Sales of marketable securities	142,160	—
Maturities of marketable securities	351,300	149,200
Purchases of strategic investments	(2,000)	(2,300)
Advance payment for acquisition	(10,000)	—
Net cash provided by (used in) investing activities	134,777	(228,258)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with employee equity incentive plans	4,635	9,648
Repayment of 2029 Notes	(3)	—
Net cash provided by financing activities	4,632	9,648
Effect of exchange rate changes	(48)	(33)
Net increase (decrease) in cash, cash equivalents and restricted cash	168,706	(163,992)
Cash, cash equivalents and restricted cash, beginning of period	244,370	427,955
Cash, cash equivalents and restricted cash, end of period	$413,076	$263,963

IRHYTHM HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$394,718	$255,605
Restricted cash, current	$10,000	$—
Restricted cash, non-current	$8,358	$8,358
Total cash, cash equivalents and restricted cash	$413,076	$263,963
Supplemental disclosures of cash flow information:
Interest paid	$9,919	$9,919
Cash taxes paid	$583	$936
Cash paid for operating lease liabilities	$12,431	$11,791
Cash received from tenant improvement allowances	$—	$745
Non-cash investing and financing activities:
Property and equipment costs included in accounts payable and accrued liabilities	$986	$3,677
Right-of-use assets obtained in exchange for operating lease liabilities	$436	$—
Capitalized stock-based compensation in property and equipment	$3,490	$4,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
(unaudited)
Balances at December 31, 2025	32,297	$32	$980,757	$(803,446)	$403	$(25,000)	$152,746
Issuance of common stock in connection with employee equity incentive plans	557	1	148	—	—	—	149
Stock-based compensation	—	—	22,609	—	—	—	22,609
Net loss	—	—	—	(13,933)	—	—	(13,933)
Net change in unrealized loss on marketable securities	—	—	—	—	(387)	—	(387)
Cumulative translation adjustment	—	—	—	—	26	—	26
Balances at March 31, 2026	32,854	$33	$1,003,514	$(817,379)	$42	$(25,000)	$161,210
Issuance of common stock in connection with employee equity incentive plans, net	90	—	4,083	—	—	—	4,083
Stock-based compensation	—	—	21,301	—	—	—	21,301
Net loss	—	—	—	(381)	—	—	(381)
Net change in unrealized loss on marketable securities	—	—	—	—	(234)	—	(234)
Cumulative translation adjustment	—	—	—	—	4	—	4
Balances at June 30, 2026	32,944	$33	$1,028,898	$(817,760)	$(188)	$(25,000)	$185,983
Issuance of common stock in connection with employee equity incentive plans, net	241	—	403	—	—	—	403
Stock-based compensation	—	—	20,599	—	—	—	20,599
Net loss	—	—	—	(29,851)	—	—	(29,851)
Net change in unrealized loss on marketable securities	—	—	—	—	(60)	—	(60)
Cumulative translation adjustment	—	—	—	—	32	—	32
Balances at September 30, 2026	33,185	$33	$1,049,900	$(847,611)	$(216)	$(25,000)	$177,106

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
(unaudited)
Balances at December 31, 2024	31,392	$31	$874,607	$(758,895)	$165	$(25,000)	$90,908
Issuance of common stock in connection with employee equity incentive plans, net	523	1	1,728	—	—	—	1,729
Stock-based compensation	—	—	24,750	—	—	—	24,750
Net loss	—	—	—	(30,700)	—	—	(30,700)
Net change in unrealized gain on marketable securities	—	—	—	—	10	—	10
Cumulative translation adjustment	—	—	—	—	(32)	—	(32)
Balances at March 31, 2025	31,915	$32	$901,085	$(789,595)	$143	$(25,000)	$86,665
Issuance of common stock in connection with employee equity incentive plans, net	190	—	7,094	—	—	—	7,094
Stock-based compensation	—	—	24,288	—	—	—	24,288
Net loss	—	—	—	(14,218)	—	—	(14,218)
Net change in unrealized loss on marketable securities	—	—	—	—	(74)	—	(74)
Cumulative translation adjustment	—	—	—	—	(95)	—	(95)
Balances at June 30, 2025	32,105	$32	$932,467	$(803,813)	$(26)	$(25,000)	$103,660
Issuance of common stock in connection with employee equity incentive plans, net	100	—	825	—	—	—	825
Stock-based compensation	—	—	22,309	—	—	—	22,309
Net loss	—	—	—	(5,212)	—	—	(5,212)
Net change in unrealized gain on marketable securities	—	—	—	—	208	—	208
Cumulative translation adjustment	—	—	—	—	103	—	103
Balances at September 30, 2025	32,205	$32	$955,601	$(809,025)	$285	$(25,000)	$121,893
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
iRhythm Technologies, Inc. was incorporated in the state of Delaware in September 2006. On January 12, 2026, iRhythm Technologies, Inc. implemented a corporate holding company structure that resulted in the formation of a new parent holding company (the “Holding Company Transaction”) pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of January 12, 2026, by and among iRhythm Technologies, Inc., iRhythm Holdings, Inc., a Delaware corporation (the "Company”), and LTCM Merger Sub, Inc., a Delaware corporation and a then-direct, wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into iRhythm Technologies, Inc., with iRhythm Technologies, Inc. continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”). Following the Merger, the Company became the successor issuer and registrant to iRhythm Technologies, Inc., and had, on a consolidated basis, the same assets, business operations, executive officers and directors that existed prior to the Merger. The Merger was accounted for as a reorganization of entities under common control. Accordingly, the condensed consolidated financial statements of the Company reflect the Merger as if it had occurred at the beginning of the earliest period presented.
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
Since first receiving clearance from the U.S. Food and Drug Administration (“FDA”) for the Company's technology in 2009, the Company has supported physician and patient use of its technology and provided ACM services from its Medicare-enrolled independent diagnostic testing facilities (“IDTFs”) and with its qualified technicians. The Company has provided the Zio ACM services, including long-term continuous monitoring (“LTCM”) services (the “Zio LTCM Service”), short-term continuous monitoring services, and mobile cardiac telemetry (“MCT”) monitoring services (the “Zio MCT Service” and collectively with the Zio LTCM Service, the “iRhythm Services”), using a proprietary system that combines an FDA-cleared and CE-marked wire-free, patch-based, 14-day wearable biosensor that continuously records ECG data, with a proprietary FDA-cleared, CE-marked, Japan Pharmaceutical and Medical Device Agency ("PMDA") approved cloud-based data analytic software to help physicians monitor patients and diagnose arrhythmias (collectively, the “iRhythm ACM System”). The iRhythm Services are medical procedures typically ordered by physicians for patients not suspected of having life-threatening arrhythmias, but who are suspected of having infrequent, difficult-to-detect, or asymptomatic arrhythmias.
The Company is headquartered in San Francisco, California, which also serves as a clinical center. The Company has additional clinical centers in Deerfield, Illinois, Houston, Texas, and Manila, Philippines, a manufacturing facility in Cypress, California and corporate office spaces in Solana Beach, California and London, United Kingdom.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. As permitted under those rules, the condensed consolidated financial statements and related disclosures as of December 31, 2025, have been derived from the audited consolidated financial statements but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s unaudited condensed consolidated financial information. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other interim period or for any other future year.

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
Significant Accounting Policies
During the nine months ended September 30, 2026, there were no changes to the Company’s significant accounting policies as described in the Annual Report.
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
The following table summarizes customers' accounts receivable concentration representing 10% or more of the Company’s accounts receivable, net:

	Payor Type	September 30, 2026	December 31, 2025
CMS	Centers for Medicare & Medicaid Services	20%	14%
Customer A	Healthcare institutions	19%	15%
Customer B	Contracted third-party payors	<10%	12%
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

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Recently adopted accounting pronouncements
There were no new material accounting standards adopted in the three and nine months ended September 30, 2026.
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

3. BUSINESS SEGMENT AND REVENUE
Reportable Segments
Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by the chief operating decision maker (“CODM”). The Company has one reportable and one operating segment, its global ACM business. The Company’s Chief Executive Officer, who is the Company’s CODM, reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and assessing financial performance.
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

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by payor type. The Company believes these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Disaggregated revenue by payor type for the three and nine months ended September 30, 2026, and 2025 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Contracted third-party payors	$110,789	50%	$99,014	51%	$331,377	52%	$280,535	52%
Centers for Medicare & Medicaid Services	57,249	26%	47,564	25%	167,187	26%	130,157	24%
Healthcare institutions	37,426	17%	32,791	17%	105,363	16%	91,295	17%
Non-contracted third-party payors	16,128	7%	13,515	7%	41,227	6%	36,261	7%
	$221,592		$192,884		$645,154		$538,248
Revenue generated from the United States comprised substantially all of the Company's revenue. No other country or customer, with the exception of CMS, comprised 10% or greater of the Company's revenue during the three and nine months ended September 30, 2026 and 2025.
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
The following table presents the changes in the allowance for credit losses (in thousands):

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025	Nine Months Ended September 30, 2025
Balance, beginning of period	$14,635	$16,248	$16,248
Add: Provision for credit losses	26,437	30,835	24,843
Less: Write-offs	(22,452)	(32,448)	(25,459)
Balance, end of period	$18,620	$14,635	$15,632

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
The following table presents the changes in the contractual allowance (in thousands):

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025	Nine Months Ended September 30, 2025
Balance, beginning of period	$48,926	$50,961	$50,961
Add: Provision for contractual adjustments	57,679	68,831	55,318
Less: Contractual adjustments	(55,616)	(70,866)	(49,405)
Balance, end of period	$50,989	$48,926	$56,874
Contract Liabilities
ASC 606, Revenue from Contracts with Customers, requires an entity to present a revenue contract as a contract liability when the Company has an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer, or an amount of consideration from the customer is due and unconditional (whichever is earlier).
Certain of the Company’s customers pay the Company directly for the Zio LTCM Service upon patient registration or shipment of devices. Such advance payments are recognized as deferred revenue and are recorded as revenue when Zio reports are delivered to the healthcare provider. During the nine months ended September 30, 2026 and 2025, $4.1 million and $2.9 million related to the contract liability balance at the beginning of 2026 and 2025 was recognized as revenue, respectively. The deferred revenue liability was $4.7 million and $4.2 million as of September 30, 2026 and December 31, 2025, respectively.
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

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
4. CASH EQUIVALENTS AND MARKETABLE SECURITIES
The fair value of cash equivalents and marketable securities as of September 30, 2026, and December 31, 2025, were as follows (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$301,133	$—	$—	$301,133
U.S. government securities	166,398	—	(397)	166,001
Total cash equivalents and marketable securities	$467,531	$—	$(397)	$467,134
Classified as:
Cash equivalents				$301,133
Marketable securities available for sale				166,001
Total cash equivalents and marketable securities				$467,134

	December 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$142,423	$—	$—	$142,423
U.S. government securities	347,467	285	(1)	347,751
Total cash equivalents and marketable securities	$489,890	$285	$(1)	$490,174
Classified as:
Cash equivalents				$142,423
Marketable securities available for sale				347,751
Total cash equivalents and marketable securities				$490,174

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
The Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
The following tables present the fair value of the Company’s financial assets determined using the inputs defined above (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$301,133	$—	$—	$301,133
U.S. government securities	—	166,001	—	166,001
Strategic investments	—	—	74,514	74,514
Total	$301,133	$166,001	$74,514	$541,648
Liabilities
Contingent consideration	—	—	21,305	21,305
Total	$—	$—	$21,305	$21,305

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$142,423	$—	$—	$142,423
U.S. government securities	—	347,751	—	347,751
Strategic investments	—	—	69,913	69,913
Total	$142,423	$347,751	$69,913	$560,087
Liabilities
Contingent consideration	—	—	20,407	20,407
Total	$—	$—	$20,407	$20,407
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

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
The aggregate carrying amount of the Company's strategic investments was comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Long-term strategic investments
Strategic loan investments	$66,165	$66,064
Strategic equity investments	8,349	3,849
Total	$74,514	$69,913
Short-term strategic investments (within other current assets)
Strategic loan investments	$500	$—
Total	$75,014	$69,913
The following table sets forth the changes in the estimated fair value of the Company's strategic investments (in thousands):

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025	Nine Months Ended September 30, 2025
Balance, beginning of period	$69,913	$61,902	$61,902
Additions during the period	2,000	2,300	2,300
Changes in estimated fair value	3,101	5,711	3,889
Balance, end of period	$75,014	$69,913	$68,091
Strategic Loan Investments
The Company elected to apply the fair value option to the strategic loan investments. During the three and nine months ended September 30, 2026, the fair value of the strategic loan investments increased by $0.8 million and $2.5 million, respectively. During the three and nine months ended September 30, 2025, the Company increased the fair value of the strategic loan investments by $0.9 million and $3.8 million, respectively.
During the year ended December 31, 2024, the Company made an aggregate of $55.0 million strategic loan investments in BioIntelliSense, Inc. (“BioIS”), a privately held company. The aggregate fair value of the BioIS strategic loan investments is $66.2 million and $63.7 million as of September 30, 2026 and December 31, 2025, respectively. The fair value of the loan investments in BioIS is determined by using a probability-weighted expected return model (“PWERM”) and a discounted cash flow valuation model with scenarios that correspond to the contractual settlement events. The remaining strategic loan investments are comprised of individually immaterial investments.
The following table sets forth the recurring Level 3 fair value measurements of the loan investments including the significant unobservable inputs:

	September 30, 2026	December 31, 2025
Discount rate	10.8%	10.8%
Equity volatility	85.0%	85.0%
Expected years (range)	2026-2029	2026-2029
Strategic Equity Investments
The Company measures the fair value for strategic equity investments based on cost, less impairment, if any, and adjusts for changes in observable price changes in orderly transactions for identical or similar investments of the same issuer. During the three and nine months ended September 30, 2026, the Company increased the fair value of the strategic equity investments by nil and $0.6 million, respectively. During the three and nine months ended September 30, 2025, the Company recognized no increase in the fair value of its strategic equity investments.

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
The following table sets forth the recurring Level 3 fair value measurements of contingent consideration liabilities associated with the development agreement milestones including the significant unobservable inputs:

	September 30, 2026	December 31, 2025
Probability of achievement (range)	79% - 100%	79.0% - 100.0%
Expected years	2026	2026
Contingent consideration liabilities for BioIS at the inception of acquisition of the licensed technology were $17.0 million. Contingent consideration liabilities are included in accrued liabilities in the Company's unaudited condensed consolidated balance sheets. The following table sets forth the changes in the estimated fair value of the Company’s contingent consideration liabilities measured on a recurring basis (Level 3) (in thousands):

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Balance, beginning of period	$20,407	$17,371
Additions during the period	—	—
Changes in estimated fair value	898	3,036
Balance at end of period	$21,305	$20,407
Fair Value of Senior Convertible Notes
The fair value, based on a quoted market price (Level 1), of the Company’s unsecured senior convertible notes with a stated interest rate of 1.50% due September 1, 2029 (the “2029 Notes”) is as follows (in thousands):

	September 30, 2026	December 31, 2025
Senior Convertible Notes due 2029	$704,876	$924,097

6. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials and work-in-progress	$9,643	$10,645
Finished goods	13,579	10,989
Total	$23,222	$21,634

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Insurance recoveries receivable (see Note 7)	$36,875	$—
Prepaid expenses	11,417	12,796
Interest receivable	1,649	3,016
Other	5,202	5,850
Total	$55,143	$21,662
Other Assets
Other assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
PCBAs	$45,571	$39,026
Cloud computing arrangements	5,019	3,998
Other	12,299	1,694
Total	$62,889	$44,718
The Company reuses PCBAs in each wearable Zio monitor, Zio XT, and Zio AT, as well as the wireless gateway used in conjunction with Zio AT. As PCBAs are used in each wearable Zio monitor, Zio XT, and Zio AT, a portion of the cost of the PCBA is recorded as a cost of revenue. Charges to cost of revenue were $6.1 million and $17.7 million for the three and nine months ended September 30, 2026, respectively, and $4.7 million and $11.5 million for the three and nine months ended September 30, 2025, respectively. During the nine months ended September 30, 2026, PCBAs increased by $6.5 million primarily driven by additional purchases for Zio monitor and Zio AT to support the growth in commercial volumes.
The Company recorded $0.6 million and $2.1 million of amortization expense during the three and nine months ended September 30, 2026, respectively, and $0.7 million and $1.9 million during the three and nine months ended September 30, 2025, respectively, related to capitalized implementation costs in the Company's cloud computing arrangements.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	Useful life	September 30, 2026	December 31, 2025
Laboratory and manufacturing equipment	2 to 7	$18,709	$17,623
Computer equipment and software	3	5,340	4,232
Furniture and fixtures	2 to 5	4,180	4,180
Leasehold improvements	3 to 12	28,966	28,975
Internal-use software in service	3 to 7	101,681	91,763
Internal-use software in development	—	113,924	88,950
Construction in progress	—	10,917	7,068
Total property and equipment, gross		283,717	242,791
Less: Accumulated depreciation and amortization		(106,779)	(91,192)
Total property and equipment, net		$176,938	$151,599
Depreciation and amortization expense for the three and nine months ended September 30, 2026 was $5.3 million and $15.6 million, respectively, and $5.2 million and $15.5 million for the three and nine months ended September 30, 2025, respectively, of which amortization related to internal-use software was $3.5 million and $10.2 million for the three and nine months ended September 30, 2026, respectively, and $3.5 million and $11.0 million for the three and nine months ended September 30, 2025, respectively.

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
During the three and nine months ended September 30, 2026, internal-use software, both in service and in development, increased by $12.4 million and $34.9 million, respectively. This increase related to enhancements in the Company’s core technology, products and services and artificial intelligence, as well as investment in future technology.
During the three and nine months ended September 30, 2026, the Company recorded an impairment charge of $0.7 million within impairment charges in the Company’s unaudited condensed consolidated statements of operations related to capitalized internal-use software in development not intended to be placed in-service. During the three and nine months ended September 30, 2025, the Company recorded an impairment charge of nil and $2.5 million, respectively, within impairment charges in the Company’s unaudited condensed consolidated statements of operations related to internal-use software in development not expected to be completed and placed in-service. Refer to Note 7, Commitments and Contingencies, for further details relating to the impairment charge recognized during the three and nine months ended September 30, 2025.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued payroll and related expenses	$48,580	$67,809
Accrued vacation	8,237	7,906
Accrued expenses	18,007	20,464
Claims payable	734	1,542
Accrued employee share purchase plan contributions	2,189	662
Accrued income and other taxes	1,361	1,817
Accrued professional services fees	22,217	8,140
Contingent consideration liabilities	21,305	20,407
Litigation settlement liability (see Note 7)	45,000	—
Total accrued liabilities	$167,630	$128,747

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
During the nine months ended September 30, 2026, there were no material changes to the leases from those described in Note 8, Commitments and Contingencies, included in the Annual Report.

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Contractual obligations under operating lease liabilities were as follows (in thousands):

Year Ended December 31:
2026 (remainder of the year)	$4,241
2027	17,156
2028	17,406
2029	17,122
2030	17,613
Thereafter	15,266
Total lease payments	88,804
Less: Imputed interest	(14,928)
Total lease liabilities	$73,876

Self-Insured Health Plan
As of January 1, 2025, the Company transitioned from a fully-insured health-benefit program to a self-insurance program to cover U.S. employees and their dependent health benefits. The Company maintains stop-loss insurance that limits its exposure to large claims. The Company records its liability associated with these benefits by utilizing a third-party actuarial specialist, that includes both an estimate of claims submitted and incurred but not yet reported based upon historical claims experience. The Company's accrued health benefits liability is $3.0 million and $2.6 million as of September 30, 2026 and December 31, 2025, respectively, which is included within accrued liabilities on the Company's unaudited condensed consolidated balance sheets.
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

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
On June 3, 2026, iRhythm Technologies entered into a binding Stipulation and Agreement of Settlement (the “Securities Settlement Agreement”) to fully resolve the putative class action securities litigation originally filed in the United States District Court for the Northern District of California in February 2024, and subsequently amended in July and October 2024, against the Company's wholly-owned subsidiary, iRhythm Technologies, Inc. ("iRhythm Technologies") and certain current and former officers of the Company and iRhythm Technologies, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and seeking unspecified damages purportedly sustained by the class. The Securities Settlement Agreement provides for a settlement payment of $45.0 million, inclusive of lead plaintiff’s attorneys' fees and litigation expenses in exchange for the complete dismissal with prejudice of the action and a release of all claims against the named defendants in connection with the action, without any admission of fault, liability, wrongdoing or damages by the defendants. The Company recorded a litigation settlement liability of $45.0 million as of September 30, 2026, which is included within accrued liabilities on the Company's unaudited condensed consolidated balance sheets. The Company is entitled to recover approximately $40.0 million related to litigation legal fee defense costs as well as the settlement liability under applicable insurance policies, which has been recorded within prepaid expenses and other current assets on the Company's unaudited condensed consolidated balance sheets. In August 2026, the Company and its insurance carriers funded an escrow settlement account for $45.0 million, of which the insurance carriers and the Company funded $35.0 million and $10.0 million, respectively, with the Company’s portion recorded as restricted cash – current within its unaudited condensed consolidated balance sheets. As of September 30, 2026, the Company incurred $8.7 million in litigation legal fee defense costs expected to be recovered through insurance, with a remaining amount of $31.3 million in settlement costs expected to be recovered through insurance, of which the Company has received $5.0 million in insurance recoveries. As a result, during the three and nine months ended September 30, 2026, the Company recorded litigation settlement expense, net of expected insurance recoveries, relating to the Securities Settlement Agreement of approximately $(0.2) million and $13.7 million, respectively, in the accompanying unaudited condensed consolidated statements of operations.
Certain of iRhythm Technologies' current and former directors and executives were named as defendants in four complaints filed as stockholder derivative actions in the United States District Court for the District of Delaware, the United States District Court for the Northern District of California, and the Delaware Court of Chancery. iRhythm Technologies is named as a nominal defendant in the complaints. The cases make similar allegations to those in the securities class action complaint described above and the parties are evaluating next steps in light of the settlement in the securities action.
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
On July 1, 2024, the DOJ filed with the United States District Court for the Northern District of California a Petition for Order to Show Cause and Application for Enforcement against iRhythm Technologies with respect to the production of certain documentary materials which iRhythm Technologies asserts are protected by legal privileges. On May 30, 2025, following a hearing on the issue, the District Court ordered iRhythm Technologies to disclose certain of the documents, finding that iRhythm Technologies had waived its asserted legal privileges. iRhythm Technologies has appealed the District Court's order to the Ninth Circuit Court of Appeals. On July 17, 2025, the Ninth Circuit Court of Appeals stayed the District Court's production order until the appeal is resolved. Briefing on the merits was completed on February 19, 2026 but oral argument has yet to be set. The Company intends to continue to defend iRhythm Technologies' privilege assertions over the documents at issue. Regardless of the outcome of the appeal or the potential disclosure of the documents at issue, it is not clear what, if any, action the DOJ may take following resolution of the dispute over legal privileges. In addition, on December 12, 2025, iRhythm Technologies received a civil investigative demand from DOJ’s Civil Division’s Commercial Litigation Branch seeking information and documents related to Zio AT and iRhythm Technologies' associated claims for reimbursement. On November 4, 2026, the Company met with the DOJ to discuss the status of the matters and to discuss potential resolution pathways. The Company has cooperated, and is continuing to cooperate, fully in connection with these DOJ matters.

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
On February 20, 2024, Welch Allyn, Inc. ("Welch Allyn"), a subsidiary of Baxter International, Inc. ("Baxter"), filed a lawsuit against iRhythm Technologies in the United States District Court for the District of Delaware, alleging that iRhythm Technologies’ Zio devices infringed certain of Welch Allyn's patents. iRhythm Technologies filed a response denying all allegations of patent infringement and asserted defenses including patent invalidity. On December 10, 2024, Bardy Diagnostics, Inc. (“BardyDx”), a subsidiary of Baxter, filed a lawsuit against iRhythm Technologies in the United States District Court for the District of Delaware, alleging that the Zio monitor infringed BardyDx's patents and iRhythm Technologies subsequently filed a response denying all allegations of patent infringement, asserted defenses including patent invalidity, and asserted patent infringement counterclaims alleging that BardyDx’s Carnation Ambulatory Monitor patch infringed iRhythm Technologies' patents. On July 31, 2026, iRhythm Technologies entered into a settlement and license agreement (the “Baxter Settlement Agreement”) with Baxter, Welch Allyn and BardyDx (collectively, the “Baxter Parties”), to resolve all outstanding patent litigation among the parties. Under the Baxter Settlement Agreement, the Company paid the Baxter Parties $50.0 million on July 31, 2026. The Baxter Settlement Agreement also provides each party and its affiliates with a worldwide, royalty-free, non-exclusive, fully paid-up license under the patents asserted in the litigation and other related patents and patent applications, in each case, to exploit products and services comprising or involving certain sensors used for cardiac monitoring. Except for the $50.0 million settlement payment, the Baxter Settlement Agreement does not require either party to pay royalties or other compensation. The Baxter Settlement Agreement also includes mutual covenants not to sue for six years from the effective date of the Baxter Settlement Agreement with respect to the exploitation of licensed products and services and mutual agreements not to challenge the licensed patents and patent applications, unless such licensed patents are enforced against the applicable party or its affiliates. During the three and nine months ended September 30, 2026, the Company recognized the $50.0 million settlement payment within Litigation settlements on the Company's unaudited condensed consolidated statements of operations.
In 2026, a total of seven putative class action lawsuits were filed in the U.S. District Court for the Northern District of California, San Francisco Division, alleging claims arising out of a cybersecurity incident in which a threat actor improperly obtained certain sensitive information of the Company maintained on certain third-party-hosted business applications. Two of the actions were filed against both iRhythm Holdings, Inc. and iRhythm Technologies, Inc., two of the actions were filed solely against iRhythm Holdings, Inc., and two of the actions were filed solely against iRhythm Technologies, Inc. The Company anticipates that all of the actions will be assigned to the same judge and that the court will consolidate the cases and appoint interim lead plaintiffs' counsel to promote judicial economy. The Company continues to evaluate the allegations, assess potential defenses, and determine the appropriate responsive pleadings. Based on the nature of the proceedings in these cases, the outcome of these matters remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
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

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
In June 2025, BioIS achieved the first of two regulatory milestones. As of September 30, 2026, BioIS and the Company were in the process of completing all required contractual conditions in order to cancel $10.0 million in Milestone Notes plus accrued and unpaid interest. In October 2026, BioIS and the Company completed all of the required contractual conditions associated with $10.0 million in Milestone Notes plus accrued and unpaid interest, which will be recorded by offsetting contingent consideration liabilities with BioIS. During the three and nine months ended September 30, 2026, the Company recognized acquired IPR&D expense of $0.3 million and $0.9 million, respectively, in the Company's unaudited condensed consolidated statements of operations. During the three and nine months ended September 30, 2025, the Company recorded a charge of $0.3 million and $2.3 million, respectively.
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

8. DEBT
1.50% Senior Convertible Notes due 2029
The carrying amounts of the Company’s 2029 Notes were as follows (in thousands):

	September 30, 2026	December 31, 2025
Principal amount	$661,247	$661,250
Unamortized debt issuance costs	(9,389)	(11,746)
Carrying amount of senior convertible notes due 2029	$651,858	$649,504
The following table summarizes the components of interest expense and the effective interest rate for the 2029 Notes for the periods shown (in thousands, except percentages):

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual coupon interest	$2,535	$2,535	$7,522	$7,522
Amortized debt issuance costs	763	746	2,360	2,310
Total interest expense recognized on senior convertible notes due 2029	$3,298	$3,281	$9,882	$9,832

Effective interest rate	2.0%	2.0%	2.0%	2.0%
On March 7, 2024, the Company completed an offering of $661.3 million aggregate principal amount of the 2029 Notes. The proceeds include the full exercise of the option granted by the Company to the initial purchasers of the 2029 Notes to purchase up to an additional $86.3 million aggregate principal amount of notes. Interest on the 2029 Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2024. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $643.8 million. The initial conversion rate of the 2029 Notes is 6.7927 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $147.22 per share, subject to adjustments. The 2029 Notes may be settled in cash, stock, or a combination thereof, solely at the Company's discretion.
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
On January 12, 2026, the Company implemented the Holding Company Transaction. The Holding Company Transaction constituted a Merger Event as defined under the Indenture. The Holding Company Transaction did not constitute a Fundamental Change or a Make-Whole Fundamental Change as defined under the Indenture. As a result of the Holding Company Transaction, holders of the 2029 Notes had the right to exchange their 2029 Notes at any time up through March 4, 2026, the 35th trading day following the effective date of the Holding Company Transaction. During the three and nine months ended September 30, 2026, holders exchanged nil and $3,000 principal amount of their 2029 Notes, respectively, which was settled in cash at the Company’s discretion.
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

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
9. INCOME TAXES
The Company recorded nil and $0.5 million of income tax provision related to its U.S. state taxes and foreign operations during the three and nine months ended September 30, 2026, respectively. The Company recorded an immaterial tax provision and a tax provision of $0.5 million related to its U.S. state taxes and its foreign subsidiaries during the three and nine months ended September 30, 2025, respectively. Due to the uncertainties surrounding the realization of the U.S. deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the U.S. net operating loss carryforwards and other deferred tax assets.

10. STOCK-BASED COMPENSATION
The following table summarizes the total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$461	$742	$1,462	$2,234
Research and development	2,679	3,525	8,471	11,061
Selling, general and administrative	16,350	16,739	51,087	53,882
Total stock-based compensation expense	$19,490	$21,006	$61,020	$67,177

Restricted Stock Units, Performance and Market-Based Restricted Stock Units
As of September 30, 2026, there were a total of 1.2 million awards outstanding and total unamortized compensation cost of $99.1 million, net of estimated forfeitures, related to restricted stock units (“RSUs”), which the Company expects to recognize over a weighted average period of 1.7 years.
As of September 30, 2026, there were a total of 0.7 million awards outstanding and total unamortized compensation cost of $34.5 million, net of estimated forfeitures, related to performance and market-based RSUs (“PRSUs”), which the Company expects to recognize over a weighted average remaining period of 1.5 years. The number of PRSUs reported as outstanding assumes the maximum number of PRSUs issuable in the key executive grant agreements. The actual number of PRSUs awarded will be based on Company performance criteria.
Performance and Market-Based RSUs
The Company grants PRSUs to its key executives. PRSUs can be earned in accordance with the performance equity program for each respective grant.
In February 2026, the Company granted market-based PRSUs to senior executive officers with a grant date fair value of $17.6 million. The earned amount of PRSUs will be based on the cumulative annual growth rate (“CAGR”) of annual unit volume calculated between fiscal year 2028 and fiscal year 2025 and measured against performance thresholds, as well as a relative comparison of the S&P Healthcare Equipment Select Industry Index to the Company's Total Shareholder Return (“TSR”). Each PRSU award has a maximum cap of 200% on the payout irrespective of above-median TSR performance, and maximum unit volume CAGR performance level. The grant date fair value of the TSR was determined by using the Monte Carlo valuation model based on the expected term of 2.9 years, interest risk free rate of 3.45%, implied volatility of 49.68% and no dividend yield. The vesting of these February 2026 awards is subject to the recipient senior executive officer's continued employment up through the certification date by the Board of Directors, no later than March 15, 2029.

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Options
As of September 30, 2026, the Company had a total of 0.1 million options outstanding. As of September 30, 2026, the options were fully vested.
Employee Stock Purchase Plan
As of September 30, 2026, the Company had $1.9 million of unrecognized compensation expense that will be recognized over a weighted average period of 0.6 years.

11. NET LOSS PER COMMON SHARE
As the Company had net losses for the three and nine months ended September 30, 2026 and 2025, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share during the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(29,851)	$(5,212)	$(44,165)	$(50,130)
Denominator:
Weighted-average shares used to compute net loss per common share, basic and diluted	33,099	32,170	32,836	31,919
Net loss per common share, basic and diluted	$(0.90)	$(0.16)	$(1.35)	$(1.57)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the three and nine months ended September 30, 2026 and 2025 because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options to purchase common stock	73	103	73	103
RSUs and PRSUs[1]	1,928	2,325	1,928	2,325
Senior convertible notes	4,492	4,492	4,492	4,492
Total	6,493	6,920	6,493	6,920

1PRSUs are based on the maximum number of PRSUs in the key executive grant agreements. The actual number of PRSUs vested will be based on Company performance criteria and relative TSR, as discussed in Note 10, Stock-Based Compensation.

IRHYTHM HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

12. SUBSEQUENT EVENTS
VitalConnect Acquisition
On October 5, 2026, the Company completed the previously announced acquisition of Vital Connect, Inc., a Delaware corporation (“VitalConnect”), with VitalConnect becoming an indirect wholly-owned subsidiary of the Company. The Company paid approximately $237.5 million in cash, subject to customary final adjustments, and will issue up to 423,334 shares of common stock in connection with the closing of the VitalConnect acquisition upon successful transmission of evidence of ownership by former VitalConnect shareholders and other customary documentation. In August 2026, the Company provided VitalConnect with $10.0 million of interim working capital financing to fund its normal course of operations and certain specified expenses as both parties worked toward closing the acquisition.
The acquisition of VitalConnect expands the Company’s capabilities across ambulatory cardiac monitoring, creating a broader portfolio to serve diverse clinical needs. The Company also anticipates that the combination may create commercial acceleration opportunities by leveraging the Company’s scale, customer relationships, and go-to-market capabilities.
Due to the limited time since the acquisition date and availability of information, the preliminary acquisition valuation for the business combination is incomplete. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including the information required for valuation of intangible assets and goodwill. The Company will include such disclosures in its Annual Report on Form 10-K for the year ending December 31, 2026.
Revolving Credit Facility
On November 3, 2026, the Company. as guarantor, its wholly-owned subsidiary, iRhythm Technologies, as borrower, and certain of the Company’s other subsidiaries, as guarantors, entered into a senior secured credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, which provides for a $300.0 million senior secured revolving credit facility with sublimits of $10.0 million in the aggregate for loans and letters of credit denominated in foreign currencies, $30.0 million for the issuance of letters of credit and $10.0 million for swingline loans (the "Revolving Credit Facility"). The Revolving Credit Facility matures on November 3, 2031, subject to an earlier springing maturity 91 days before the scheduled maturity of certain unsecured, subordinated or junior-lien indebtedness (including the 2029 Notes) if certain conditions exist. Any borrowings under the Revolving Credit Facility bear interest, at the borrower’s option, at (i) the Term SOFR rate (or, for borrowings denominated in certain foreign currencies, the applicable benchmark rate for such currency) plus a spread of 2.00% to 2.75% or (ii) an alternate base rate plus a spread of 1.00% to 1.75%, in each case based on the Company’s senior secured net leverage ratio. The Company is also obligated to pay an ongoing commitment fee on undrawn amounts. Funds borrowed under the Revolving Credit Facility may be used for general corporate purposes. No amounts were borrowed under the Revolving Credit Facility at closing. See Part II, Item 5 of this Quarterly Report on Form 10-Q for additional information regarding the Revolving Credit Facility including details of the springing maturity feature.

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
Since first receiving clearance from FDA for our technology in 2009, we have supported physician and patient use of this technology and provided ACM services from our Medicare-enrolled IDTFs and with our qualified technicians. We have provided our iRhythm Services using our iRhythm ACM System. Since receiving FDA clearance, we have provided the iRhythm Services via more than 14 million patient reports and have collected over 3 billion hours of curated heartbeat data.
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
On October 5, 2026, we completed the acquisition of Vital Connect, Inc., a Delaware corporation ("VitalConnect"), with VitalConnect becoming our indirect wholly-owned subsidiary. VitalConnect is a leader in wearable biosensor technology and is expanding its presence in ambulatory cardiac monitoring. VitalConnect's platform combines the FDA-cleared VitalPatch along with proprietary AI-powered algorithms, and cloud-based workflow solutions to enable patient monitoring. VitalConnect's platform is designed to provide continuous, actionable patient data through an easy-to-use experience for patients and healthcare providers in the remote and inpatient settings. The acquisition of VitalConnect expands our capabilities across ambulatory cardiac monitoring, creating a broader portfolio to serve diverse clinical needs. We also anticipate that the combination may create commercial acceleration opportunities by leveraging our scale, customer relationships, and go-to-market capabilities.
The following table presents iRhythm revenue by payor type as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contracted third-party payors	50%	51%	52%	52%
Centers for Medicare & Medicaid Services	26%	25%	26%	24%
Healthcare institutions	17%	17%	16%	17%
Non-contracted third-party payors	7%	7%	6%	7%
Cybersecurity Incident
In June 2026, a threat actor improperly obtained certain sensitive information of ours maintained on certain third-party-hosted business applications (the “Cybersecurity Incident”). We promptly activated our cybersecurity response plan and launched an investigation with the support of external advisors and cybersecurity experts to assess and contain the threat, which has since been completed, and, as of the date of the filing of this Quarterly Report on Form 10-Q, we have not identified evidence of ongoing unauthorized access to our systems.

During the second and third quarters of 2026, we incurred financial losses related to the unauthorized activity, including investigation and remediation costs. We maintain cybersecurity insurance coverage to limit our exposure to losses such as those related to the Cybersecurity Incident. While we expect to incur further expenses related to the Cybersecurity Incident, inclusive of ongoing customer and patient notifications and identity protection, we plan to seek reimbursement of some of these losses by submitting claims to our insurers. There can be no assurance that such coverage will be sufficient to cover all losses we may incur, and the exact timing and amount of any such reimbursements is not known at this time. As of the date of the filing of this Quarterly Report on Form 10-Q, we believe that the Cybersecurity Incident is not reasonably likely to have a material impact on our financial condition or results of operations. For more information about risks relating to the impact of the Cybersecurity Incident, see Item 1A. “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.
We have also been named as a defendant in several lawsuits related to the Cybersecurity Incident. See Note 7, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
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
We define Adjusted EBITDA for a particular period as net income (loss) before income tax provision, depreciation and amortization, interest expense, and interest income and as further adjusted for stock-based compensation expense, changes in fair value of strategic investments, impairment charges, business transformation costs, certain intellectual property litigation expenses, certain litigation settlements (net of expected insurance recoveries), costs related to the Cybersecurity Incident (net of expected insurance recoveries), and loss on extinguishment of debt. Business transformation costs include costs associated with professional services, employee termination and relocation, third-party merger and acquisition, integration, and other costs to augment and restructure the organization, inclusive of both outsourced and offshore resources.
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

The following table presents a reconciliation of Net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss[1]	$(29,851)	$(5,212)	$(44,165)	$(50,130)
Interest expense	3,298	3,281	9,882	9,832
Interest income	(4,699)	(5,944)	(14,354)	(16,184)
Changes in fair value of strategic investments	(832)	(894)	(3,101)	(3,889)
Income tax provision	—	24	500	506
Depreciation and amortization	5,324	5,173	15,588	15,488
Stock-based compensation	19,490	21,006	61,020	67,177
Impairment charges	723	—	723	2,479
Business transformation costs[2]	6,590	913	8,094	2,341
Intellectual property litigation expenses	1,211	3,212	9,828	7,000
Litigation settlements	49,788	—	63,738	—
Cybersecurity incident	142	—	828	—
Adjusted EBITDA	$51,184	$21,559	$108,581	$34,620
1 Net loss for the three and nine months ended September 30, 2026 includes $0.3 million and $0.9 million of acquired in-process research and development expense, and $0.3 million and $2.3 million for the three and nine months ended September 30, 2025, respectively.
2 Business transformation costs include $6.0 million associated with the VitalConnect acquisition for the three and nine months ended September 30, 2026.
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
The current macroeconomic environment is impacting our customers, both financially and operationally. Hospitals are experiencing staffing shortages and supply chain issues that could affect their ability to provide patient care. Additionally, hospitals are facing significant financial pressure as supply chain constraints and inflation drive up operating costs, interest rate volatility makes access to credit more expensive, and unrealized losses decrease available cash reserves. As a consequence of the financial pressures and decreased profitability, some hospitals have indicated that they are lowering their capital investment plans and tightening their operational budgets. Private and government payors around the world are increasingly challenging the utilization and overall cost charged for medical products and services. The containment of healthcare costs has become a priority of governments on a global basis. Private and government payors may decline to cover and reimburse for claims or portions of claims. Climate-related events, including the increasing frequency of extreme weather events, natural disasters, or other catastrophic events may cause damage or disruption to our domestic or global customers or our operations, which could have an adverse effect on our business, operating results, and financial condition.
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

Revenue, net
The majority of our revenue is derived from the provision of our iRhythm Services to customers in the United States. We earn revenue from the provision of our iRhythm Services primarily from contracted third-party payors, CMS, and healthcare institutions. A small percentage of our revenue is from non-contracted third-party payors.
We recognize revenue on an accrual basis based on estimates of the amount that will ultimately be realized, which considers the amount submitted for payment and the amount received. These estimates require significant judgment by management. In determining the amount to accrue for the iRhythm Services (including a delivered report), we consider factors such as claim payment history from both payors and patients, available reimbursement, including whether there is a contract between us and the payor or healthcare institution and historical amount received for the service, and any current developments or changes that could impact reimbursement and healthcare institution payments.
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
Other Income, Net
Other income, net consists primarily of changes in fair value of our strategic loan and equity investments, non-operating service income, as well as realized and unrealized foreign currency exchange gains or losses.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages) *
Revenue, net	$221,592	$192,884	$28,708	15%	$645,154	$538,248	$106,906	20%
Cost of revenue	57,098	55,762	1,336	2%	176,102	159,053	17,049	11%
Gross profit	164,494	137,122	27,372	20%	469,052	379,195	89,857	24%
Operating expenses:
Research and development	20,599	21,033	(434)	(2)%	61,800	63,564	(1,764)	(3)%
Acquired in-process research and development	303	302	1	—%	898	2,296	(1,398)	(61)%
Selling, general and administrative	125,636	124,216	1,420	1%	393,175	370,549	22,626	6%
Litigation settlements	49,788	—	49,788	N/M	63,738	—	63,738	N/M
Impairment charges	723	—	723	N/M	723	2,479	(1,756)	(71)%
Total operating expenses	197,049	145,551	51,498	35%	520,334	438,888	81,446	19%
Loss from operations	(32,555)	(8,429)	(24,126)	286%	(51,282)	(59,693)	8,411	(14)%
Interest and other income, net:
Interest income	4,699	5,944	(1,245)	(21)%	14,354	16,184	(1,830)	(11)%
Interest expense	(3,298)	(3,281)	(17)	1%	(9,882)	(9,832)	(50)	1%
Other income, net	1,303	578	725	125%	3,145	3,717	(572)	(15)%
Total interest and other income, net	2,704	3,241	(537)	(17)%	7,617	10,069	(2,452)	(24)%
Loss before income taxes	(29,851)	(5,188)	(24,663)	475%	(43,665)	(49,624)	5,959	(12)%
Income tax provision	—	24	(24)	N/M	500	506	(6)	(1)%
Net loss	$(29,851)	$(5,212)	$(24,639)	473%	$(44,165)	$(50,130)	$5,965	(12)%
N/M - Not meaningful
* Certain numbers expressed may not sum due to rounding.
Revenue, net
Revenue, net increased by $28.7 million, or 15%, to $221.6 million during the three months ended September 30, 2026, as compared to $192.9 million during the three months ended September 30, 2025. Revenue, net increased by $106.9 million, or 20%, to $645.2 million during the nine months ended September 30, 2026, as compared to $538.2 million during the nine months ended September 30, 2025. For the three and nine months ended September 30, 2026, the increase in revenue was primarily attributable to an increase in volume of iRhythm Services resulting from increased demand. In particular, during the three and nine months ended September 30, 2026, total revenue volume for both Zio monitor and Zio AT grew, compared to the prior year, resulting from existing and new account growth within our third-party payors, CMS, and healthcare institutions customer groups. We have experienced higher volumes from larger healthcare enterprise accounts which utilize both Zio monitor and Zio AT.
Overall average selling price increased modestly during the three and nine months ended September 30, 2026, as compared to the prior year period, driven primarily by Zio monitor volume across our customer base. In the three and nine months ended September 30, 2026, we experienced contractual allowance reserve improvements resulting from improved market access, contracting execution, and collection performance. During the three and nine months ended September 30, 2025, we recognized higher contractual allowance reserves, resulting from billing disruptions due to the Change Healthcare cybersecurity incident in the first quarter of 2024, as well as higher payor claim denials. Additionally, during the three and nine months ended September 30, 2026, we also experienced annual reimbursement increases across certain payor categories, including CMS, as compared to the same periods during 2025.

Cost of Revenue
Cost of revenue increased by $1.3 million, or 2%, to $57.1 million during the three months ended September 30, 2026, as compared to $55.8 million during the three months ended September 30, 2025. Cost of revenue increased by $17.0 million, or 11%, to $176.1 million during the nine months ended September 30, 2026, as compared to $159.1 million during the nine months ended September 30, 2025. For the three months ended September 30, 2026, the increase was primarily due to amortization costs related to Zio monitor and Zio AT PCBA, headcount-related costs, and freight costs associated with the increase in volume of iRhythm Services. Partially offsetting this increase, in the third quarter we recognized approximately $3.1 million in tariff refunds received under the International Emergency Economic Powers Act. For the nine months ended September 30, 2026, the increase was primarily due to amortization costs related to PCBAs in Zio monitor and Zio AT, material and PCBA scrap costs, headcount-related costs, and freight costs associated with the increase in volume of iRhythm Services, which was partially offset by the tariff refunds as discussed above. During the nine months ended September 30, 2026, we experienced lower per unit costs relating to manufacturing efficiencies, primarily relating to Zio monitor.
Research and Development Expenses
Research and development expenses decreased by $0.4 million, or 2%, to $20.6 million during the three months ended September 30, 2026, as compared to $21.0 million during the three months ended September 30, 2025. Research and development expenses decreased by $1.8 million, or 3%, to $61.8 million during the nine months ended September 30, 2026, as compared to $63.6 million during the nine months ended September 30, 2025. The decrease in research and development expenses for the three and nine months ended September 30, 2026 was primarily due to lower headcount-related costs (including stock-based compensation), which support ongoing FDA remediation and sustaining activities, product development consulting, and further development, enhancement, and functionality of our current and future product offerings.
Acquired In-Process Research and Development Expenses
Acquired IPR&D expense was $0.3 million for each of the three months ended September 30, 2026 and 2025. Acquired IPR&D expenses decreased by $1.4 million, or 61%, to $0.9 million during the nine months ended September 30, 2026, as compared to $2.3 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2025, we recognized additional IPR&D expense as a result of recognizing an increase in our contingent consideration liability related to regulatory milestones. See Note 5, Fair Value Measurements, and Note 7, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1.4 million, or 1%, to $125.6 million during the three months ended September 30, 2026, as compared to $124.2 million during the three months ended September 30, 2025. Selling, general and administrative expenses increased by $22.6 million, or 6%, to $393.2 million during the nine months ended September 30, 2026, as compared to $370.5 million during the nine months ended September 30, 2025. For the three and nine months ended September 30, 2026, the increase in selling, general, and administrative expenses was primarily attributable to increases in legal and professional fees for litigation and merger and acquisition matters, provisions for credit losses, and claims processing fees. The increase was partially offset by lower headcount-related costs (including stock-based compensation). Intellectual property litigation costs relating to our patent litigation with Welch Allyn, Inc. (“Welch Allyn”) and Bardy Diagnostics, Inc. (“BardyDx”), wholly-owned subsidiaries of Baxter International, Inc. (“Baxter”), during the three and nine months ended September 30, 2026 were $1.2 million and $9.8 million, respectively, as compared to $3.2 million and $7.0 million for the three and nine months ended September 30, 2025, respectively. Business transformation costs for the three and nine months ended September 30, 2026 were $6.6 million and $8.1 million, respectively, as compared to $0.9 million and $2.3 million for the three and nine months ended September 30, 2025, respectively, and included $6.0 million associated with the VitalConnect acquisition for the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2026, we incurred $0.1 million and $0.8 million, respectively, related to the Cybersecurity Incident.

Litigation Settlements
During the three and nine months ended September 30, 2026, we recorded litigation settlement expenses, net of expected insurance recoveries, of $49.8 million and $63.7 million, respectively. During the three and nine months ended September 30, 2026, we recorded $50.0 million in litigation settlement expense associated with the settlement and license agreement (the “Baxter Settlement Agreement”) executed in the third quarter of 2026 with Baxter and its wholly-owned subsidiaries, Welch Allyn and BardyDx. During the three and nine months ended September 30, 2026, we recorded a net litigation settlement benefit of approximately $(0.2) million during the three months ended September 30, 2026 and a net litigation settlement expense of $13.7 million during the nine months ended September 30, 2026, respectively, associated with settlement of the putative securities class action lawsuit. See Note 7, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
Impairment Charges
Impairment charges were $0.7 million during the three and nine months ended September 30, 2026, as compared to nil and $2.5 million during the three and nine months ended September 30, 2025, respectively. Our impairment charge of $0.7 million recorded in the third quarter of 2026 is associated with capitalized internal-use software in development that we do not intend to place in service. During the nine months ended September 30, 2025, we recorded an impairment charge of $2.5 million associated with capitalized internal-use software in development relating to the Zio Watch with our clinically integrated ZEUS system. We do not intend to commercially launch the Zio Watch.
Interest Income
Interest income decreased by $1.2 million to $4.7 million during the three months ended September 30, 2026, as compared to $5.9 million during the three months ended September 30, 2025. Interest income decreased by $1.8 million to $14.4 million during the nine months ended September 30, 2026, as compared to $16.2 million during the nine months ended September 30, 2025. The decrease for the three and nine months ended September 30, 2026 was primarily attributable to lower yields on our investment portfolio, as compared to the same period in 2025, partially offset by higher average invested balances in 2026.
Interest Expense
Interest expense remained flat during the three and nine months ended September 30, 2026, as compared to $3.3 million and $9.8 million during the three and nine months ended September 30, 2025, respectively. The interest expense is primarily attributable to the 2029 Notes issued in March 2024.
Other Income, Net
Other income, net increased by $0.7 million to $1.3 million during the three months ended September 30, 2026, as compared to $0.6 million during the three months ended September 30, 2025. Other income, net decreased by $0.6 million to $3.1 million during the nine months ended September 30, 2026, as compared to $3.7 million during the nine months ended September 30, 2025. The increase in other income, net for the three months ended September 30, 2026 was primarily attributable to non-operating service income earned during the period. The decrease in other income, net for the nine months ended September 30, 2026 was primarily attributable to the changes in the fair value of our strategic loan investments recognized during the nine months ended September 30, 2025.
Income Tax Provision
No income tax expense was recognized during the three months ended September 30, 2026, as compared to an immaterial income tax provision during the three months ended September 30, 2025. Income tax provision remained flat for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The income tax provision for each of the three and nine-month periods primarily relates to state and foreign taxes. We do not expect the acquisition of VitalConnect, completed on October 5, 2026, to change our conclusion to maintain a full valuation allowance. Refer to Note 12, Subsequent Events, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

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
Liquidity and Capital Resources
Overview
As of September 30, 2026, we had cash and cash equivalents of $394.7 million, marketable securities of $166.0 million, and accounts receivable, net of $81.1 million. We continuously review our liquidity and anticipated capital requirements in light of the significant uncertainty created by the current macroeconomic environment, including inflation, interest rate volatility, and potential instability in the global banking system. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds.
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
Under the terms of the License Agreement, during the third quarter of 2024 we paid BioIS an upfront fee of $15.0 million in cash consideration. In connection with the License Agreement, we also purchased an aggregate of $40.0 million of convertible promissory notes from BioIS of which $20.0 million of the convertible promissory notes (“Milestone Notes”) were designated for satisfaction of our regulatory milestone payment obligations. The Milestone Notes, plus accrued and unpaid interest, if any, will be cancelled, if outstanding, upon the achievement of the regulatory milestones up through December 31, 2026. In June 2025, BioIS achieved the first of two regulatory milestones. As of September 30, 2026, we were in the process of completing all required contractual conditions in order to cancel $10.0 million in Milestone Notes plus accrued and unpaid interest. In October 2026, iRhythm and BioIS completed all of the required contractual conditions associated with cancellation of $10.0 million in Milestone Notes plus accrued and unpaid interest, by offsetting contingent consideration liabilities with BioIS.

On June 3, 2026, we entered into a binding Stipulation and Agreement of Settlement (the “Securities Settlement Agreement”) to fully resolve the putative class action securities litigation. The Securities Settlement Agreement provides for a settlement payment of $45.0 million, inclusive of lead plaintiff’s attorneys' fees and litigation expenses in exchange for the complete dismissal with prejudice of the action and a release of all claims against the named defendants in connection with the action, without any admission of fault, liability, wrongdoing or damages by the defendants. We recorded a litigation settlement liability of $45.0 million as of September 30, 2026, which is included within accrued liabilities on our unaudited condensed consolidated balance sheets. We are entitled to recover approximately $40.0 million related to litigation legal fee defense costs as well as the settlement liability under applicable insurance policies, which has been recorded within prepaid expenses and other current assets on our unaudited condensed consolidated balance sheets. In August 2026, we and our insurance carriers funded an escrow settlement account for $45.0 million, of which the insurance carriers and we funded $35.0 million and $10.0 million, respectively, with our portion recorded as restricted cash – current within our condensed consolidated balance sheets. As of September 30, 2026, we incurred approximately $8.7 million in litigation legal fee defense costs expected to be recovered through insurance, with a remaining amount of approximately $31.3 million in settlement costs expected to be recovered through insurance, of which we have received $5.0 million in insurance recoveries. As a result, during the three and nine months ended September 30, 2026, we recorded litigation settlement expense, net of expected insurance recoveries, of approximately $(0.2) million benefit and $13.7 million, respectively, related to the Securities Settlement Agreement in the accompanying unaudited condensed consolidated statements of operations.
On July 31, 2026, we entered into the “Baxter Settlement Agreement with Baxter, Welch Allyn and BardyDx (collectively, the "Baxter Parties") to resolve all outstanding patent litigation among the parties. Under the Baxter Settlement Agreement, we paid the Baxter Parties $50.0 million on July 31, 2026. The Baxter Settlement Agreement also provides each party and its affiliates with a worldwide, royalty-free, non-exclusive, fully paid-up license under the patents asserted in the litigation and other related patents and patent applications, in each case, to exploit products and services comprising or involving certain sensors used for cardiac monitoring. Except for the $50.0 million settlement payment, the Baxter Settlement Agreement does not require either party to pay royalties or other compensation. The Baxter Settlement Agreement also includes mutual covenants not to sue for six years from the effective date of the Baxter Settlement Agreement with respect to the exploitation of licensed products and services and mutual agreements not to challenge the licensed patents and patent applications, unless such licensed patents are enforced against the applicable party or its affiliates. During the three and nine months ended September 30, 2026, we recognized the $50.0 million settlement payment in Litigation settlements on our unaudited condensed consolidated statements of operations.
On October 5, 2026, we completed the previously announced acquisition of VitalConnect. As a result of this, VitalConnect became our indirect wholly-owned subsidiary. We paid approximately $237.5 million in cash, subject to customary final adjustments, and will issue up to 423,334 shares of common stock in connection with the closing of the VitalConnect acquisition. In August 2026, we provided VitalConnect with $10.0 million of interim working capital financing to fund its normal course of operations and certain specified expenses as both parties worked toward closing the acquisition.

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$29,345	$54,651
Net cash provided by (used in) investing activities	134,777	(228,258)
Net cash provided by financing activities	4,632	9,648
Operating Activities
During the nine months ended September 30, 2026, cash provided by operating activities was $29.3 million, as compared to cash provided by operating activities of $54.7 million during the nine months ended September 30, 2025. Cash provided by operating activities decreased by $25.3 million, primarily attributable to the $50.0 million settlement and license payment to Baxter made in the third quarter of 2026 to resolve patent litigation. Excluding this litigation settlement impact were improvements in our operating performance, driven by our revenue growth and timing of payments and receipts associated with our accounts payable, accrued liabilities, and accounts receivable.

Investing Activities
During the nine months ended September 30, 2026, cash provided by investing activities was $134.8 million, an increase of $363.0 million, as compared to cash used in investing activities of $228.3 million during the nine months ended September 30, 2025. The increase in cash provided by investing activities was primarily attributable to a net favorable change in marketable securities activity of $374.6 million, consisting of a $344.3 million increase in sales and maturities of marketable securities, and a $30.3 million decrease in purchases of marketable securities. These were partially offset by the advance payment made in the third quarter of 2026 in connection with the VitalConnect acquisition of $10.0 million, and an increase in purchases of property and equipment of $1.8 million, during the nine months ended September 30, 2026.
Financing Activities
During the nine months ended September 30, 2026, cash provided by financing activities was $4.6 million, a decrease of $5.0 million as compared to $9.6 million during the nine months ended September 30, 2025. The decrease was related to lower proceeds from the issuance of common stock primarily from stock option exercises in connection with our employee equity incentive plan.
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
We used approximately $72.4 million of the net proceeds from the offering to pay the cost of the 2029 Capped Calls, as described below. In addition, we used approximately $80.2 million of the net proceeds from the offering for the repayment in full of the indebtedness outstanding from the initial tranche of the Braidwell term loan facility. We also used approximately $25.0 million of the net proceeds from the offering to repurchase 229,252 shares of our common stock at a purchase price of $109.05 per share in privately negotiated transactions effected through one of the initial purchasers or its affiliate. These repurchases could increase (or reduce the size of any decrease in) the market price of our common stock, and could result in a higher effective conversion price for the 2029 Notes. We intend to use the remainder of the net proceeds from the offering for general corporate purposes.
No principal payments are due on the 2029 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the indenture relating to the 2029 Notes includes customary terms and covenants, including certain events of default after which the 2029 Notes may be due and payable immediately.
On January 12, 2026, we implemented the Holding Company Transaction. The Holding Company Transaction constituted a Merger Event as defined under the Indenture. The Holding Company Transaction did not constitute a Fundamental Change or a Make-Whole Fundamental Change as defined under the Indenture. As a result of the Holding Company Transaction, holders of the 2029 Notes had the right to exchange their 2029 Notes at any time up through March 4, 2026, the 35th trading day following the effective date of the Holding Company Transaction. During the second quarter of 2026, holders exchanged $3,000 principal amount of their 2029 Notes, which was settled in cash at our discretion.

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
Revolving Credit Facility
On November 3, 2026, we, as guarantor, our wholly-owned subsidiary, iRhythm Technologies, as borrower, and certain of our other subsidiaries, as guarantors, entered into entered into a senior secured credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, which provides for a $300 million senior secured revolving credit facility with sublimits of $10.0 million in the aggregate for loans and letters of credit denominated in foreign currencies, $30.0 million for the issuance of letters of credit and $10.0 million for swingline loans (the "Revolving Credit Facility"). The Revolving Credit Facility matures on November 3, 2031, subject to an earlier springing maturity 91 days before the scheduled maturity of certain unsecured, subordinated or junior-lien indebtedness (including the 2029 Notes) if certain conditions exist. Any borrowings under the Revolving Credit Facility bear interest, at the borrower’s option, at (i) the Term SOFR rate (or, for borrowings denominated in certain foreign currencies, the applicable benchmark rate for such currency) plus a spread of 2.00% to 2.75% or (ii) an alternate base rate plus a spread of 1.00% to 1.75%, in each case based on our senior secured net leverage ratio. We are also obligated to pay an ongoing commitment fee on undrawn amounts. Funds borrowed under the Revolving Credit Facility may be used for general corporate purposes. No amounts were borrowed under the Revolving Credit Facility at closing. See Part II, Item 5 of this Quarterly Report on Form 10-Q for additional information regarding the Revolving Credit Facility including details of the springing maturity feature.
Contractual Obligations
Our contractual obligations as of December 31, 2025, are presented in our Annual Report on Form 10-K filed with the SEC on February 19, 2026 (the "Annual Report"). As of September 30, 2026, our purchase commitments totaled $98.1 million, primarily related to inventory and revenue cycle service fees and expected to be due within a year. See Note 8, Debt, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for changes in our debt obligations during the nine months ended September 30, 2026.

Guarantor Information
In connection with the Holding Company Transaction, on January 12, 2026, we, as guarantor, iRhythm Technologies, and U.S. Bank Trust Company, National Association, entered into the First Supplemental Indenture. As of September 30, 2026, there was $661.2 million in aggregate principal amount of issued and outstanding 1.50% Convertible Senior Notes due 2029 of iRhythm Technologies, our wholly-owned subsidiary, that are fully and unconditionally guaranteed by us. Accordingly, pursuant to Rule 3-10 of Regulation S-X, separate consolidated financial statements of iRhythm Technologies, Inc. have not been presented. As permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded summarized financial information for iRhythm Technologies because the assets, liabilities and results of operations of iRhythm Technologies are not materially different than the corresponding amounts in our consolidated financial statements.

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
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Annual Report. Updates to our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. The critical accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Annual Report. There were no material changes to our critical accounting estimates during the nine months ended September 30, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities and foreign currency exchange rate sensitivity.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities of $560.7 million and $583.8 million as of September 30, 2026, and December 31, 2025, respectively, which consisted of bank deposits, money market funds and U.S. government securities. Such interest-earning instruments carry a degree of interest rate risk.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates would have had a $0.5 million and $1.4 million impact on interest income for the three and nine months ended September 30, 2026, respectively. A hypothetical 10% change in interest rates would have had a $0.6 million and $1.6 million impact on interest income for the three and nine months ended September 30, 2025, respectively.
As of September 30, 2026, we had $661.2 million in outstanding aggregate principal amount of fixed rate debt relating to our 2029 Notes. Accordingly, we do not have economic interest rate exposure on the 2029 Notes. However, changes in interest rates could impact the fair market value of the 2029 Notes. Generally, the fair market value of the fixed interest rate of the 2029 Notes will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our 2029 Notes as of September 30, 2026 was $704.9 million.
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
Foreign Currency Exchange Rate Sensitivity
As of September 30, 2026, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Annual Report.

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
As required by Rule 13a-15 under the Exchange Act, our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On June 3, 2026, we entered into a binding Stipulation and Agreement of Settlement (the “Securities Settlement Agreement”) to fully resolve putative class action securities litigation (the "Securities Litigation") originally filed in the United States District Court for the Northern District of California in February 2024, and subsequently amended in July and October 2024, against our wholly-owned subsidiary, iRhythm Technologies, Inc. (“iRhythm Technologies") and certain current and former officers of ours and iRhythm Technologies, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeking unspecified damages purportedly sustained by the class. The Securities Settlement Agreement provides for a settlement payment of $45.0 million, inclusive of lead plaintiff’s attorneys' fees and litigation expenses in exchange for the complete dismissal with prejudice of the action and a release of all claims against the named defendants in connection with the action, without any admission of fault, liability, wrongdoing or damages by the defendants. See Note 7, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on costs and insurance reimbursements associated with the Securities Litigation.
Certain of iRhythm Technologies' current and former directors and executives were named as defendants in four complaints filed as stockholder derivative actions in the United States District Court for the District of Delaware, the United States District Court for the Northern District of California, and the Delaware Court of Chancery. iRhythm Technologies is named as a nominal defendant in the complaints. The cases make similar allegations to those in the Securities Litigation described above and the parties are evaluating next steps in light of the settlement of the Securities Litigation.
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
On July 1, 2024, the DOJ filed with the United States District Court for the Northern District of California a Petition for Order to Show Cause and Application for Enforcement against iRhythm Technologies with respect to the production of certain documentary materials which iRhythm Technologies asserts are protected by legal privileges. On May 30, 2025, following a hearing on the issue, the District Court ordered iRhythm Technologies to disclose certain of the documents, finding that iRhythm Technologies had waived its asserted legal privileges. iRhythm Technologies has appealed the District Court's order to the Ninth Circuit Court of Appeals. On July 17, 2025, the Ninth Circuit Court of Appeals stayed the District Court's production order until the appeal is resolved. Briefing on the merits was completed on February 19, 2026 but oral argument has yet to be set. We intend to continue to defend iRhythm Technologies' privilege assertions over the documents at issue. Regardless of the outcome of the appeal or the potential disclosure of the documents at issue, it is not clear what, if any, action the DOJ may take following resolution of the dispute over legal privileges. In addition, on December 12, 2025, iRhythm Technologies received a civil investigative demand from DOJ’s Civil Division’s Commercial Litigation Branch seeking information and documents related to Zio AT and iRhythm Technologies' associated claims for reimbursement. On November 4, 2026, we met with the DOJ to discuss the status of the matters and to discuss potential resolution pathways. We have, and are continuing to cooperate, fully in connection with these DOJ matters.

On February 20, 2024, Welch Allyn, Inc. ("Welch Allyn"), a subsidiary of Baxter International, Inc. ("Baxter"), filed a lawsuit against iRhythm Technologies in the United States District Court for the District of Delaware, alleging that iRhythm Technologies’ Zio devices infringed certain of Welch Allyn's patents. iRhythm Technologies filed a response denying all allegations of patent infringement and asserted defenses including patent invalidity. On December 10, 2024, Bardy Diagnostics, Inc. (“BardyDx”), a subsidiary of Baxter, filed a lawsuit against iRhythm Technologies in the United States District Court for the District of Delaware, alleging that the Zio monitor infringed BardyDx's patents and iRhythm Technologies subsequently filed a response denying all allegations of patent infringement, asserted defenses including patent invalidity, and asserted patent infringement counterclaims alleging that BardyDx’s Carnation Ambulatory Monitor patch infringed iRhythm Technologies' patents. On July 31, 2026, iRhythm Technologies entered into a settlement and license agreement (the “Baxter Settlement Agreement”) with Baxter, Welch Allyn and BardyDx (collectively, the “Baxter Parties"), to resolve all outstanding patent litigation among the parties. Under the Baxter Settlement Agreement, we paid the Baxter Parties $50.0 million on July 31, 2026. The Baxter Settlement Agreement also provides each party and its affiliates with a worldwide, royalty-free, non-exclusive, fully paid-up license under the patents asserted in the litigation and other related patents and patent applications, in each case, to exploit products and services comprising or involving certain sensors used for cardiac monitoring. Except for the $50.0 million settlement payment, the Baxter Settlement Agreement does not require either party to pay royalties or other compensation. The Baxter Settlement Agreement also includes mutual covenants not to sue for six years from the effective date of the Baxter Settlement Agreement with respect to the exploitation of licensed products and services and mutual agreements not to challenge the licensed patents and patent applications, unless such licensed patents are enforced against the applicable party or its affiliates. During the three and nine months ended September 30, 2026, we recognized the $50.0 million settlement payment within Litigation settlements on our unaudited condensed consolidated statements of operations.
In 2026, a total of seven putative class action lawsuits were filed in the U.S. District Court for the Northern District of California, San Francisco Division, alleging claims arising out of a cybersecurity incident in which a threat actor improperly obtained certain sensitive information of ours maintained on certain third-party-hosted business applications. Three of the actions were filed against both iRhythm Holdings, Inc. and iRhythm Technologies, Inc., two of the actions were filed solely against iRhythm Holdings, Inc., and two of the actions were filed solely against iRhythm Technologies, Inc. We anticipate that all of the actions will be assigned to the same judge and that the court will consolidate the cases and appoint interim lead plaintiffs' counsel to promote judicial economy. We continue to evaluate the allegations, assess potential defenses, and determine the appropriate responsive pleadings. Based on the nature of the proceedings in these cases, the outcome of these matters remains uncertain and we cannot estimate the potential impact, if any, on our business or financial statements at this time.
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
Summary of Risk Factors
•Reimbursement by Medicare is highly regulated and subject to change, and our failure to comply with applicable regulations, including regulations not designed for remote diagnostic tests like our ambulatory cardiac monitoring services, vital sign and remote patient monitoring products and services, including those offered through our subsidiary, Vital Connect, Inc. ("VitalConnect)", and sleep testing services (collectively, the "Company Offerings"), could prevent us from receiving reimbursement under the Medicare program and some commercial payors, subject us to penalties, and adversely affect our reputation, business, and results of operations.
•If reimbursement or other payment for our products and services is reduced or modified in the United States ("U.S.") or in our international markets, including through cost containment measures or changes to policies with respect to coding, coverage, and pricing, our business could suffer.
•If we are unable to expand the number of third-party commercial payors with which we contract or expand coverage for existing third-party commercial payors, our commercial success could be impacted.
•Our revenue relies on orders for our remote cardiac monitoring solutions. If our current or future remote cardiac monitoring solutions fail to gain, or lose, market acceptance, our business will suffer.
•The market for remote cardiac monitoring solutions is highly competitive. If our competitors are able to develop or market monitoring devices and services that are more effective, or gain greater acceptance in the marketplace, than any services and related devices we develop, our commercial opportunities will be reduced or eliminated.
•Billing for our products and services is complex and highly regulated, and we must dedicate substantial time and resources to the billing process. Failure to comply with legal, regulatory, or contractual requirements applicable to our billing and collection activities could subject us to penalties, and adversely affect our reputation, business and results of operations.
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
•We are subject to extensive compliance requirements for the quality, design, safety, performance, and post-market surveillance of the medical devices we manufacture, and for vigilance on complaint-handling, escalation, assessment, and reporting of adverse events and malfunctions. A wide range of quality, risk, regulatory, or safety matters could trigger enforcement action by regulatory authorities, the need for a recall, a hold on the distribution of the marketed product, or other corrective actions to marketed product, and such matters have the potential to escalate to judicial actions that involve the DOJ.

•Because of the patient populations for which our products and services are provided and the complexity of the healthcare environment in which we operate, a high degree of medical and clinical input may be necessary to evaluate complaints and adverse events, and in some cases, there may be disagreement over whether our products and services (or the medical devices used in our services) may have caused or contributed to an adverse event.
•International expansion of our business exposes us to market, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.
•We may fail to realize the anticipated benefits of our acquisition of VitalConnect or those benefits may take longer to realize than expected, and we may encounter significant integration difficulties in addition to the legal and compliance risks present for companies such as VitalConnect, many of which are comparable to those otherwise applicable to its parent iRhythm Technologies, Inc. ("iRhythm Technologies"), and some of which may present different, additional, or elevated risks.
•We may face risks associated with acquisitions of additional companies, products, and technologies and our business could be harmed if we are unable to address these risks.
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
•Changes in applicable laws or regulations or the interpretation or enforcement policies of regulators governing our medical devices, services, and IDTFs may constrain or require us to restructure our operations or adapt certain business strategies, which may harm our revenue and operating results.
•Our business relies on orders from licensed healthcare providers, and the continuing clinical acceptance and adoption of our products and services depends upon strong working relationships with healthcare providers, including physicians. These relationships, interactions, and arrangements are subject to a high degree of scrutiny by government regulators and enforcement bodies.
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
•Our indebtedness could adversely affect our financial health and our ability to respond to changes in our business; increasing our financial leverage could affect our operations and profitability; and failure to comply with covenants in our senior secured revolving credit agreement could result in our inability to borrow additional funds and adversely impact our business.
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

Risks Related to Our Industry, Business and Operations
Reimbursement by Medicare is highly regulated and subject to change, and our failure to comply with applicable regulations, including regulations not designed for remote diagnostic tests like our Company Offerings, could prevent us from receiving reimbursement under the Medicare program and some commercial payors, subject us to penalties, and adversely affect our reputation, business, and results of operations.
During the three and nine months ended September 30, 2026, we received approximately 26% of our total revenue from the Medicare program through the Centers for Medicare & Medicaid Services ("CMS"). The Medicare program is administered by CMS, which imposes extensive and detailed requirements on diagnostic services providers, including IDTFs. These requirements include, but are not limited to, rules that govern how we structure our relationships with physicians, how we operate our IDTFs and market our Company Offerings, when we may perform diagnostic tests, and how and when we submit reimbursement claims. Our failure to comply with the applicable Medicare rules and requirements could result in discontinuation of our reimbursement under the Medicare program, a requirement to return funds already paid to us, civil monetary penalties, criminal penalties, and/or exclusion from the Medicare program, which would have a material adverse impact on our reputation, business, and results of operations.
CMS has acknowledged that the IDTF regulations were designed for “traditional” IDTFs that administer tests to patients in-person, at a single point in time, and from a single location, and only recently has CMS initiated changes to the regulations to address IDTFs like ours that furnish “indirect tests” that do not require in-person interaction and involve technicians performing computer analyses offsite or at another location. The changes, however, do not address all gaps identified by CMS relating to IDTF operations and the Medicare billing requirements. For example, CMS has not addressed billing for remote diagnostic tests that are performed from one or more IDTF or other remote locations. Our failure to comply with the applicable Medicare regulations, or regulators’ disagreement with our interpretation of the regulations as applied to indirect tests, such as ours, could result in the discontinuation of our reimbursement under the Medicare program, a requirement to return funds already paid to us, civil monetary penalties, criminal penalties, and/or exclusion from the Medicare program.
In addition, many commercial payors require our IDTFs to maintain enrollment with the Medicare program as well as accreditation and certification with The Joint Commission. If we fail to obtain and maintain IDTF enrollment or accreditation and certification, our Company Offerings may no longer be reimbursed by those commercial payors, which could have a material adverse impact on our reputation, business, and results of operations.
If reimbursement or other payment for our our products and services is reduced or modified in the United States or in our international markets, including through cost containment measures or changes to policies with respect to coding, coverage, and pricing, our business could suffer.
We receive a substantial portion of our revenue from Medicare and third-party commercial payors with which we contract, and we cannot predict whether and to what extent existing reimbursement rates will continue to be available. If CMS or any of our key commercial payors reduce reimbursement rates for our products and services, our business, operating results, and prospects would be adversely affected.
CMS updates the reimbursement rates for diagnostic tests performed by IDTFs annually via the Medicare Physician Fee Schedule. Effective January 1 of each year, CMS updates the national payment rates for the CPT codes we use to report our core cardiac monitoring services: CPT code 93247 (ECG recording conducted over a period of greater than 7 days and up to 15 days), CPT code 93243 (ECG recording conducted over a period of greater than 48 hours and up to 7 days), and CPT code 93229 (mobile cardiovascular telemetry). New rates were published effective January 1, 2026, which reflect an increase in the national payment amount for CPT codes 93247, 93243 and 93229 as compared to calendar year 2025. However, there is no guarantee that these year-over-year increases will be sustained, or that payment rates will keep pace with the costs to provide our remote cardiac monitoring services in the future.
Because remote cardiac monitoring technology is rapidly evolving, there is a continuing risk that relative value units assigned, and reimbursement rates set, by CMS may not adequately reflect the value and expense of this technology and associated monitoring services. Further, CMS may reduce the rates for the CPT codes assigned to our services in the future, which would adversely affect our financial results, particularly to the extent commercial payors with which we contract follow suit.

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
Finally, government and commercial payors have and may, in the future, consider healthcare policies and proposals intended to limit or reduce perceived increases in healthcare costs, including those that could significantly affect reimbursement for healthcare products such as our systems and services. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness, and costs, of different treatment technologies and services, changes in risk adjustment weights or the criteria required to support risk adjustment eligible diagnoses in Medicare Advantage, as well as other measures. For example, from time to time CMS or Medicare Administrative Contractors may develop National Coverage Determinations, Local Coverage Determinations (“LCDs”), or similar policies dictating the conditions for coverage and reimbursement of our products and services. For instance, in September 2025, Noridian Healthcare Solutions, LLC, Palmetto GBA, LLC, and CGS Administrators, LLC each published proposed LCDs regarding “Temporary Nontherapeutic Ambulatory Cardiac Monitoring Devices.” These proposed LCDs sought to outline the circumstances in which ambulatory cardiac monitoring ("ACM") is considered reasonable and necessary for Medicare purposes, device requirements, and associated coverage limitations. As proposed, the LCDs would have, among other things, applied attended monitoring requirements, such as 24-hour monitoring station staffing, to Holter monitors and other device types for which such requirements had not previously been required. In June 2026, the LCDs were finalized. Among other clarifications, the final LCDs eliminated the requirement to apply attended monitoring to Holter monitors. LCDs, or any other developments in the Medicare coverage policies on which the industry has come to rely, can necessitate changes to our business model, methods of operation, billing processes, and related compliance controls. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our current and future products and services. These include changes that may limit coverage or reduce reimbursement rates for our products and changes that may be proposed or implemented by the current or future laws or regulations.
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
Since each payor decides whether to establish a policy concerning reimbursement or to contract with us to set the price of reimbursement, seeking reimbursement on a payor-by-payor basis is a time-consuming and costly process to which we dedicate substantial resources. If we do not dedicate sufficient resources to establishing contracts with commercial payors and supporting payors’ reimbursement determinations by demonstrating the clinical value of our products and services through studies and physician adoption, we may encounter several adverse consequences that could compromise the commercial success of our business. Such adverse consequences may include an inability to secure additional contracts with commercial payors, reluctance by physicians to order our products and services due to concerns that patients may face significant out-of-pocket expenses associated with an out-of-network IDTF, a decline in the amount that we are reimbursed for our services, less predictable revenue, and an increase in the efforts and resources necessary to obtain reimbursement for our services on a claim-by-claim basis.
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

We report to third party payors the technical components of the remote cardiac monitoring services that are performed with our Zio monitor, Zio XT, Zio AT and other devices using CPT codes established by the American Medical Association ("AMA"). These CPT codes are manufacturer- and technology-agnostic but describe general technical features required to support the diagnostic medical procedures represented by these billing codes. Given the nature of CPT codes, there is always some degree of risk for an entity that bills for its services that regulators or other third parties could assert that the CPT codes utilized were not appropriate, and recent regulatory developments have the potential to increase the risk of questions or inquiry regarding our use of a specific CPT code.
The CPT codes used to report remote cardiac monitoring services, including those used to report our Company Offerings, were drafted by the AMA in a manufacturer- and specific technology-agnostic manner. Regulators' evolving understandings and definitions of certain cardiac monitoring modalities could result in assertions that our technology does not support certain diagnostic procedures described by the CPT codes that we currently use to report our Company Offerings. For example, although FDA “Product Codes” are created and assigned by FDA to support the agency’s responsibility for regulating medical devices in the framework of device classifications designated under 21 C.F.R. Parts 862-892, Product Codes have the potential to raise questions about expectations for devices. In November 2023, FDA established a new Product Code QYX for “Outpatient Cardiac Telemetry” and retrospectively assigned Product Code QYX to several devices, including Zio AT. FDA’s “Definition” of the “Outpatient Cardiac Telemetry” devices within this Product Code references monitoring data being “transmitted to the prescribing clinician during the monitoring period by a 24/7 attended analysis center after review by a qualified individual,” which may be read as incorporating activities of an IDTF into the device. If our IDTF capabilities and performance do not align with FDA’s interpretation and expectations for Product Code QYX, a regulator or other third party could assert that the Zio AT cannot support mobile cardiac telemetry ("MCT") monitoring services. Any such assertion could jeopardize our ability to obtain clearances with indications and labeling that provide for the scope we planned, and our ability to submit claims for reimbursement for services utilizing Zio AT and may require us to evaluate whether we have received any overpayments that must be reported and returned to third-party payors.
Our revenue relies on orders for our remote cardiac monitoring solutions. If our current or future remote cardiac monitoring solutions fail to gain, or lose, market acceptance, our business will suffer.
Our current revenue is dependent on orders for our remote cardiac monitoring solutions, and we expect that reimbursement for our remote cardiac monitoring solutions will account for substantially all of our revenue for the foreseeable future. We are in various stages of research and development for other diagnostic and/or screening solutions and new indications for our technology and our current remote cardiac monitoring solutions; however, there can be no assurance that we will be able to successfully develop and commercialize any new services and related devices. Any new services may not be accepted by physicians or may merely replace revenue generated by our current remote cardiac monitoring solutions and not generate additional revenue. If we have difficulty launching new services, our reputation may be harmed and our financial results adversely affected. In order to substantially increase our revenue, we will need to target physicians other than cardiologists, such as emergency room doctors, primary care physicians, and other physicians with whom we have had little contact and who may require a different type of marketing effort. If we are unable to increase orders for our remote cardiac monitoring solutions, expand reimbursement for our remote cardiac monitoring solutions, or successfully develop and commercialize new services and related devices, our revenue and our ability to achieve and sustain profitability would be impaired.

The market for remote cardiac monitoring solutions is highly competitive. If our competitors are able to develop or market monitoring devices and services that are more effective, or gain greater acceptance in the marketplace, than any services and related devices we develop, our commercial opportunities will be reduced or eliminated.
The market for remote cardiac monitoring products and services is competitive, characterized by rapid change resulting from technological advances, scientific discoveries, and other market activities of industry participants. Our remote cardiac monitoring compete with a variety of products and services that provide alternatives for remote cardiac monitoring, including traditional, short-term Holter monitors and event monitors. Our industry is highly fragmented and characterized by a small number of large manufacturers and a large number of smaller regional service providers. These third parties compete with us in marketing to payors and ordering physicians, recruiting and retaining qualified personnel, acquiring technology, and developing products and services that compete with our remote cardiac monitoring solutions and related devices, and enhancing their product offerings with differentiating features. Our ability to compete effectively depends on our ability to distinguish our company and our remote cardiac monitoring solutions from our competitors and their products and services, and includes such factors as safety and effectiveness; acute and long-term outcomes; ease of use; price; physician, hospital, and clinic acceptance; and third-party reimbursement.
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
We have also seen a trend in the market for large medical device companies to acquire, invest in, or form alliances with these smaller companies in order to diversify their product offerings and participate in the digital health space. Future competition could come from makers of wearable fitness products or large information technology companies focused on improving healthcare. For example, Apple, Fitbit and Samsung, among others, have added capabilities on their platforms to measure non-continuous ECG and to alert customers to the potential presence of irregular heartbeats suggestive of asymptomatic Afib. These competitors and potential competitors may introduce new products and services that more directly compete with our remote cardiac monitoring solutions and related devices.
Billing for our products and services is complex and highly regulated, and we must dedicate substantial time and resources to the billing process. Failure to comply with legal, regulatory, or contractual requirements applicable to our billing and collection activities could subject us to penalties, and adversely affect our reputation, business and results of operations.
Billing for diagnostic products and services is complex, highly regulated, time-consuming, and expensive, and failure to comply with legal or contractual requirements applicable to our billing and collection activities could subject us to penalties, and adversely affect our reputation, business and results of operations. Depending on the billing arrangement and applicable law, we bill several types of entities and payors, including federal healthcare programs, third-party commercial payors, healthcare providers, and healthcare institutions, which may have different billing requirements, coverage criteria, procedures, or expectations. We also bill insured patients for co-payments, co-insurance, and deductible amounts, as well as bill self-pay patients directly.
Several factors make the billing and collection process uncertain, including differences between the submitted claim price for our products and services and the reimbursement rates of payors; compliance with complex federal and state regulations related to billing the Medicare and Medicaid programs and collecting co-payments, co-insurance, and deductible amounts from patients and other guarantors; the effect of patient co-payments, co-insurance, and deductible amounts, which may vary depending on the timing of the claim relative to the insured’s annual policy year; differences in coverage policies, criteria, and billing requirements among payors; and incorrect or missing patient history, indications, or billing information and delays in verifying and resolving the same. We also face risk in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles, which could adversely affect our business, financial condition, and results of operations. We may also be adversely affected by the growth in patient responsibility accounts, as a result of increases in the adoption of plan structures, due to evolving health care policy and insurance landscapes, that shift greater responsibility for care to individuals through greater exclusions, prior authorizations, and co-payment and deductible amounts.

Additionally, our billing activities require us to implement compliance procedures and oversight, train and monitor our employees, subcontractors, and agents, and undertake internal review procedures to evaluate compliance with applicable laws, regulations, and internal policies. These activities require a tremendous dedication of resources and, as a result, we have engaged third-party vendors to undertake certain components of our billing and collections operations. While common in the healthcare industry, the outsourcing of billing and collections activities to third-party vendors requires diligent monitoring and oversight to ensure the completeness, accuracy, and propriety of the claims submitted to federal healthcare programs and other third-party commercial payors for our products and services. We may be held responsible by our regulators or payors for any acts, errors, or omissions by the third-party vendors engaged to perform billing and collections activities on our behalf.
The complexities we face related to billing for our products and services, and the related uncertainty in obtaining payment for our products and services, could negatively affect our revenue and cash flow, our ability to achieve profitability, and the consistency and comparability of our results of operations.
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
Although our current Company Offerings include, or are comprised of services delivered through, ACM medical devices ("iRhythm ACM Systems") that have received FDA marketing authorization (510(k) clearance) as well as, with respect to certain devices, regulatory certifications or approvals in the EU, Japan, Switzerland and the UK, we may regularly engage in exploring and implementing product enhancements and in iterative changes to existing products, as well as seek to develop new technology or use of technology for new indications for use. These medical device developments may trigger further regulatory reviews, and the results of those reviews are unpredictable.
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
We are subject to extensive compliance requirements for the quality, design, safety, performance, and post-market surveillance of the medical devices we manufacture for sale and for use in our services, and for vigilance on complaint-handling, escalation, assessment, and reporting of adverse events and malfunctions. A wide range of quality, risk, regulatory, or safety matters could trigger enforcement action by regulatory authorities, the need for a recall, a hold on the distribution of the marketed product, or other corrective actions to marketed product, and such matters have the potential to escalate to judicial actions that involve the DOJ.
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
Our products and services are not intended to be prescribed or ordered for use as an emergency system. They are not intended for critical care patients or patients suspected of life-threatening arrhythmias who require inpatient or emergency ECG monitoring. Given the nature of arrhythmias and the patient population for which our products and services are ordered by physicians, in which there may be several health conditions present, there are instances in which a patient may experience a medical event during the wear period of an iRhythm ACM System. In some cases, it may be medically and logistically challenging to obtain information sufficient to definitively determine all contributing factors to an event. In some instances, we may receive initial reports of complaints from the qualified cardiac technicians or through our customer service representatives. The initial reports of these non-physicians are likely to contain information that requires verification and further investigation.
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

If we are unable to keep up with demand for our Company Offerings, our revenue could be impaired, market acceptance for our Company Offerings could be harmed, and physicians may instead order our competitors’ services.
As demand for our Company Offerings increases, we may encounter production or service delays or shortfalls. Such production or service delays or shortfalls may be caused by many factors, including the following:
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
•the extent to which we become dependent upon others for the manufacture of our iRhythm ACM Systems which could adversely affect our future profit margins and our ability to market our Company Offerings;
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
•to increase our manufacturing output significantly and scale our services, we will have to attract and retain qualified employees for our operations; and
•in response to unexpectedly rapid growth of our business, clinical operations capacity may not meet demand while new resources are being recruited and trained, which could negatively impact our volume capacity for our Company Offerings.
If we were unable to successfully manufacture our iRhythm ACM Systems in sufficient quantities, or to maintain sufficient capacity to provide our Company Offerings, it would materially harm our business.
We depend on third-party vendors for the supply and manufacture of certain components of our iRhythm ACM Systems, as well as for other aspects of our operations.
We rely on third-party vendors for components and sub-assemblies used in our Company Offerings and in connection with certain logistical aspects associated with our Company Offerings. Our reliance on third-party vendors subjects us to a number of risks, including:
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
Any significant delay or interruption in the supply of components or sub-assemblies, or our inability to obtain substitute components, sub-assemblies, or materials from alternate sources at acceptable prices and in a timely manner, could impair our ability to meet the demand for our Company Offerings, significantly affect our future revenue, and harm our relations and reputation with physicians, hospitals, clinics, and patients.
We also rely on certain third-party vendors in connection with the analysis we perform to create diagnostic reports for our certain of our Company Offerings, which is dependent upon a recording made by each iRhythm ACM System. For example, long-term continuous monitoring utilizing our Zio XT requires the physical return of the Zio XT to one of our clinical centers and we predominantly rely on the U.S. Postal Service ("USPS") to perform this delivery service. Delivery of the Zio XT to one of our clinical centers may be subject to disruption to the USPS delivery infrastructure. Further, for the MCT monitoring services utilizing our Zio AT, we rely on the provision of cellular communication services for the timely transmission of patient information and reportable events. The reliability of the electronic communication and cloud services required for these operations is subject to natural disasters, labor disruptions, human error, and infrastructure failure. Any of these disruptions may render it difficult or temporarily impossible for us to provide some or all of our Company Offerings and bill for those products and services, adversely affecting our operating results, causing significant distraction for management, and negatively impacting our business reputation. We also expect that our reliance on third-party vendors will increase as our business grows, exposing us to increased harm if such disruptions occur.
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
The market for medical devices, including the remote cardiac monitoring segment, is competitive, dynamic, and marked by rapid and substantial technological development and product innovation. While there are barriers that would challenge new entrants or existing competitors from developing products that compete directly with the devices we sell or the devices used in our Company Offerings, these barriers can be overcome. Demand for our products and services and future related devices or services could be diminished by equivalent or superior products and technologies offered by competitors. If we are unable to innovate successfully, our services and related devices could become obsolete and our revenue would decline as our customers prescribe or purchase our competitors’ services.
In order to remain competitive, we must continue to develop new product offerings and enhancements to our existing products and services. We can provide no assurance that we will be successful in fully recognizing the strategic value of our ECG database, expanding the indications for our existing products and services, developing new services and related devices, or commercializing them in ways that achieve market acceptance. In addition, if we develop new services, sales of those services may reduce revenue generated from our existing services. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop new services and related devices, applications, or features, or improve our algorithms due to constraints, such as insufficient cash resources, high employee turnover, inability to hire personnel with sufficient technical skills, inability or delay to obtain FDA marketing authorization or regulatory clearances in the EU and the UK, or a lack of other research and development resources, we may not be able to maintain our competitive position compared to other companies. Furthermore, many of our competitors devote a considerably greater amount of funds to their research and development programs than we do, and those that do not may be acquired by larger companies that would allocate greater resources to research and development programs. Our failure or inability to devote adequate research and development resources or compete effectively with the research and development programs of our competitors could harm our business.

We have entered into in the past, and may explore or enter into in the future, development or collaboration agreements with third parties. These development and collaboration agreements may not result in the development of commercially viable devices or the generation of significant future revenues.
We have entered into a development and collaboration agreement in the past to develop certain next-generation Afib screening, detection, or monitoring devices to enhance our Company Offerings, which could involve combining our technology platforms and capabilities with those of a third party, and we intend to enter into similar development and collaboration agreements with third parties in the future. The success of our collaboration with third parties is highly dependent on the efforts provided to the collaboration by such third parties and us and the skill sets of our respective employees. Support of these efforts requires significant resources, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Product testing, market research, and related activities may result in a delay to any device launch and additional expense associated with any commercialization efforts. Even if and when launched, the developed devices may also not be accepted in the marketplace, and there is no assurance that adequate coverage or reimbursement would be available, or that an alternative payment model can be developed.
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
We generally intend to continue assessing the potential pathways for expanding indications and use cases for our Company Offerings, and developing potential new products and services, for patient populations with unmet needs in the remote cardiac monitoring market and adjacent markets. We intend to continue to invest in research and development efforts to further differentiate our biosensor, data analytics and reporting, information system, and digital platform and we may explore or enter into development or collaboration agreements with third parties to further these efforts. We cannot predict whether such efforts will be viable from a regulatory and commercial standpoint, and development or collaboration agreements may not result in the development of commercially viable products or services or the generation of significant future revenues. For example, enforcement action such as that conveyed through the FDA warning letter we received in 2023, as well as other digital health industry regulatory developments, may also impact the availability or viability of potential opportunities.
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
•obtaining and sustaining regulatory approvals, certifications, and regulatory compliance where required for the sale of our products and services in various countries or regions;
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

•limits on our ability to penetrate international markets if we are required to process our services locally;
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
We have experienced rapid growth in our headcount and in our operations. Any growth that we experience in the future will provide challenges to our organization, requiring us to expand our sales personnel, manufacturing, clinical, customer care, and billing operations and general and administrative infrastructure. In addition to the need to scale our operational and service capacity, future growth will impose significant added responsibilities on management, including the need to identify, recruit, train, and integrate additional employees. Rapid expansion in personnel could impact our capacity to manufacture, market, sell and support our devices, market, sell, and support our services, and analyze the data to produce Zio reports, which could result in inefficiencies and unanticipated costs, impacts to our Company Offerings, including our Zio patches, and disruptions to our service operations. Additionally, rapid expansion could require us to rely on overtime to increase capacity that could, in turn, result in greater employee attrition and/or a loss in productivity during the process of recruiting and training additional resources and add to our operating expenses. Further, a move toward automation to address, for example, staffing or scalability needs, could result in unintended consequences, such as increased scrap rate negatively impacting profitability.
As we seek to gain greater efficiency, we may look for ways to expand the automated portion of our services and require productivity improvements from our qualified cardiac technicians, within the framework of our wide-ranging regulatory obligations. Such improvements could impact the content of our Zio reports. In addition, rapid and significant growth may strain our administrative and operational infrastructure. Our ability to manage our business and growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

Failure to receive the iRhythm ACM System patches used for the provision of certain remote cardiac monitoring solutions that we provide may result in a loss of capital as well as revenue where the receipt of returned devices and processing of data retrieved from returned devices is required to provide remote cardiac monitoring services.
Our iRhythm ACM System patches and gateways are provided to patients either (1) during in-office visits with a healthcare provider or (2) remotely via at-home hookup. We have also seen hybrid situations where accounts, in response to staffing shortages, provide in-clinic Zio device packages to patients for application at home. Although in all three scenarios there is the potential that a patient will not return the device(s) at the conclusion of the wear period, home hookups historically result in a higher likelihood that the patient will fail to return his or her device, which negatively impacts our financial condition when we are unable to provide remote cardiac monitoring services to such patient. For example, when the patient returns a Zio monitor to us at the end of the patient wear period, we provide the Zio monitor services, which include the end of service report based on the data stored on the Zio monitor, after which we submit a claim to the relevant payor or to the patient for the services rendered. If a patient fails to return a device, we experience financial losses, which include the cost of the device as well as the loss of potential revenue for the service that is contingent on the returned device for the submission of the associated claim.
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
We may fail to realize the anticipated benefits of our acquisition of VitalConnect or those benefits may take longer to realize than expected, and we may encounter significant integration difficulties in addition to the legal and compliance risks present for companies such as VitalConnect, many of which are comparable to those otherwise applicable to iRhythm, and some of which may present different, additional, or elevated risks.
On October 5, 2026, we completed the acquisition of Vital Connect, which became our indirect wholly-owned subsidiary. The success of the acquisition will depend, in part, on successfully combining our and VitalConnect’s business practices and operations. We expect the integration process to be complex, costly and time-consuming and to continue to require significant management attention and resources. Additionally, integration costs and investments in the VitalConnect product portfolio may exceed our expectations. The expected benefits may not be achieved within the anticipated time frame, or at all. The VitalConnect product portfolio may also not have the commercial potential we envision. We may not be able to integrate the two businesses successfully, and we could assume unknown or contingent costs, delays, or liabilities across a wide range of risk areas.
For example, the regulatory, quality, clinical operations, and billing and reimbursement functions of iRhythm’s business and VitalConnect’s business are highly complex and technical, and we may encounter challenges in integrating these aspects of our business. The integration process could divert our management’s attention, disrupt or interrupt our ongoing business or cause our business to lose momentum or result in inconsistencies in standards, controls, procedures and policies. These difficulties could adversely affect our ability to maintain relationships with third parties or achieve the anticipated benefits of the acquisition or could otherwise adversely affect our business and financial results.

In addition to the potential challenges and risks associated with its integration, VitalConnect is subject to the risks of a device developer, manufacturer, supplier, and marketing authorization holder as well as a Medicare-enrolled IDTF that provides and bills for certain diagnostic medical procedures. Refer to the other Risk Factors in this Item 1A. Risk Factors, including but not limited to Risks Related to Our Industry, Business and Operations; Risks Related to Healthcare Regulatory Matters, and Risks Related to Privacy and Security. The risks related to the FDA and healthcare and privacy legal and regulatory landscape described for the iRhythm ACM System and historic iRhythm and Zio devices and services also generally apply to VitalConnect products and services.
Further, certain aspects of Vital Connect’s business may present different, additional, or elevated risks as compared to iRhythm’s business prior to the acquisition. For example, VitalConnect’s products include the multi-modal VitalConnect Solution, which can support different types of remote cardiac monitoring services, including mobile cardiac telemetry (“MCT”), long-term continuous monitoring, cardiac event monitoring, and traditional, short-term Holter monitoring services. Marketing multi-modal devices may subject VitalConnect, and now iRhythm, to a high degree of scrutiny for compliance with applicable laws and regulations, as highlighted by a 2017 settlement of an enforcement action brought against AMI Monitoring Inc., et al., as well as a 2023 settlement of an enforcement action brought against BioTelemetry, Inc., both of which resolved allegations related to the marketing of multi-modal devices and the design of online enrollment portals related to those devices. As another example, VitalConnect supplies certain devices to third parties outside of their use in VitalConnect’s own service offerings, and potential FDA compliance and enforcement risks and contractual risks may be present in these third-party relationships beyond those present in iRhythm’s business prior to the acquisition.
We may face risks associated with acquisitions of additional companies, products, and technologies and our business could be harmed if we are unable to address these risks.
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
In addition, we will likely face risks, uncertainties, and disruptions associated with the integration process, including difficulties in the integration of the operations and services of any acquired company, integration of acquired technology with our Company Offerings, diversion of our management’s attention from other business concerns, the potential loss of key employees or suppliers of the acquired businesses, and impairment charges if future acquisitions are not as successful as we originally anticipated. We may also face challenges integrating cybersecurity and data protection controls, heightened external scrutiny on acquired IP rights, regulatory exclusivity periods, and confidentiality agreements, and successor-liability imposed by regulators for actions by a target prior to acquisition. If we fail to successfully integrate other companies, products, or technologies that we acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity or equity-linked securities to pay for any future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. In addition, our operating results may suffer because of acquisition-related costs, amortization expenses, investment required to address risks associated with the acquisition, or charges relating to acquired intangible assets.
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
We continue to devote time and resources into commercializing the sleep apnea screening and diagnostics market, which carries unique regulatory requirements, as well as coding and reimbursement policies that remain in flux, and remains an ongoing area of focus for government enforcement.
We continue to devote time and resources into developing the sleep apnea screening and diagnostics market, which carries unique regulatory requirements, as well as coding and reimbursement policies that remain in flux, and remains an area of focus for government enforcement. Commercialization of new products and services in the sleep testing space will require a significant investment of time and resources and we do not anticipate significant revenue from any such opportunity for the foreseeable future. If we are unable to successfully execute on these opportunities, it could have an adverse effect on our reputation, business, and results of operations and we may face threats from our competitors should they be able to commercialize products and services in the home sleep testing (“HST”) space on a more expeditious timeline. Additionally, any HST product or service offering is subject to specific requirements to qualify for reimbursement under Medicare and Medicaid and by third-party commercial payors. These include, but are not limited to, nuanced requirements around the qualifications of the personnel involved in the supervision and performance of such testing. Improper billing activities related to HST product or service offerings have been an area of significant government scrutiny in recent years as evidenced by recent settlements under the False Claims Act involving alleged lack of medical necessity and billing for more sessions of testing than warranted to effectively diagnose obstructive sleep apnea. Failure to comply with the myriad, complex legal and regulatory requirements surrounding the provision of sleep apnea diagnostics could subject us to substantial civil or criminal penalties, exclusion from participation in the Medicare program, reputational harm, and other adverse consequences to our business and results of operations.
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

Changes in applicable laws or regulations or the interpretation or enforcement policies of regulators governing our medical devices, services and IDTFs may constrain or require us to restructure our operations or adapt certain business strategies which may harm our revenue and operating results.
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

Our business relies on orders from licensed healthcare providers, and the continuing clinical acceptance and adoption of our products and services depends upon strong working relationships with healthcare providers, including physicians. These relationships, interactions, and arrangements are subject to a high degree of scrutiny by government regulators and enforcement bodies.
As a CMS-enrolled IDTF, we may only provide our products and services upon receipt of a valid order from a licensed healthcare provider for use in the diagnosis and treatment of a patient’s medical condition. Accordingly, our revenue and the success of our business rely on the continued clinical acceptance and adoption of our products and services by healthcare providers whose patients require remote cardiac monitoring services. In addition to continuing to demonstrate the clinical value of our products and services, we also must support widespread clinical acceptance and adoption of our products and services by maintaining strong working relationships with these healthcare providers, including physicians. However, as we work to establish and maintain these relationships, we face significant scrutiny of these relationships, interactions, and arrangements by government regulators and enforcement agencies. Failure to structure and maintain these relationships, interactions, and arrangements in compliance with applicable laws and regulations, including those targeted at fraud and abuse like the AKS and the FCA, could expose us to significant legal and financial repercussions, including government civil and criminal investigations, civil monetary penalties, criminal penalties, and/or exclusion from federal healthcare programs.
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
We may also seek to communicate certain information with physicians and scientists and their practices and health systems or with payors and similar entities, and may rely on a range of laws, regulations, and regulatory guidance governing topics, including scientific exchange, and communication of healthcare economic information and product information under the Preapproval Information Exchange Act. FDA's final guidance, issued in January 2025, on communication of scientific information on unapproved uses of cleared/approved medical products with HCPs further illustrates the agency’s focus on ensuring that such communications to those in a position to order or prescribe products are consistent with available scientific data and subject to organizational controls maintaining separation and distinction from promotional marketing.
For example, certain of our physicians may order our remote cardiac monitoring solutions for patients who are under 18, which is currently outside the cleared indications for use. While we do not intend for any personnel to promote our devices and services for pediatric use and we have policies addressing appropriate responses to unsolicited requests for information about pediatric use, our approach may be subject to ongoing scrutiny from FDA.

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
Regarding patients for whom we have received a valid order for our products and services, we may send or make text messages, emails, phone calls, and other communications for various informational, business purposes, including to confirm accurate demographic and payor information or to assist a patient via a home hookup. Communication-related laws may require consent prior to certain communications and provide a specified monetary damage award or fine for each violation which could result in particularly significant damage awards or fines. For example, under the Telephone Consumer Protection Act (“TCPA”), plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and up to $1,500 per violation for willful or knowing violations, and courts may award injunctive relief. In the wake of a 2021 decision by the United States Supreme Court that limited the applicability of the TCPA, several states have enacted or introduced legislation that would regulate text messages and certain telephone calls to individuals and, in some instances, impose stricter requirements than federal law. Certain non-marketing healthcare messages may qualify for limited TCPA exemptions if specific conditions are met (e.g., content limits, frequency caps, opt-out, and no charge to the recipient). We may be subject to lawsuits (including class-action lawsuits) containing allegations that our business violated the TCPA or other communications laws. These lawsuits may seek damages (including statutory damages) and injunctive relief, among other remedies. We also may face enforcement by the Federal Communications Commission (including under the Telemarketing Sales Rule and Do-Not-Call provisions) and state attorneys general. A determination that there have been violations of the TCPA or other statutes regulating communications with patients could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.

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
Our revenue and operating results may fluctuate significantly from quarter to quarter as a result of a variety of factors, a number of which are outside our control, and may therefore not fully reflect the underlying performance of our business. Such factors may include, for example, seasonal variations in prescription rates. We typically experience reduced revenue during the third quarter, as well as during the year-end holiday season. We believe this is the result of physicians and patients taking vacations, and patients electing to delay our monitoring services during the summer months and holidays. We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied on as an indication of our future performance. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the trading price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include:
•our inability to manufacture an adequate supply of our devices to support demand for our Company Offerings at appropriate quality levels and acceptable costs;
•possible delays in our research and development programs or in the completion of any third-party clinical trials relating to our Company Offerings or future planned products and services;
•a lack of acceptance of our Company Offerings, including our iRhythm ACM Systems, by physicians and potential patients;
•the inability of patients to receive reimbursements from third-party payors;
•the purchasing patterns of physicians and patients, including as a result of seasonality;
•failures to comply with regulatory requirements, which could lead to withdrawal of our Company Offerings, including our iRhythm ACM Systems, from the market;
•our failure to continue the commercialization of our Company Offerings;
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
Further, we recognize a portion of our revenue from non-contracted third-party commercial payors. For example, during the three and nine months ended September 30, 2026, revenue from non-contracted third-party commercial payors accounted for approximately 7% and 6%, respectively, of our total revenue. We have limited visibility as to when we will receive payment for our products and services with non-contracted payors and we or our third party billing vendors must appeal any negative payment decisions, which often delays collections further. Additionally, a portion of the revenue from non-contracted payors is received from patient co-pays, which we may not receive for several months following delivery of service or may not receive at all. For revenue related to non-contracted payors, we estimate an average collection rate based on factors including historical cash collections. Subsequent adjustments, if applicable, are recorded as an adjustment to revenue. Fluctuations in revenue may make it difficult for us, research analysts, and investors to accurately forecast our revenue and operating results or to assess our actual performance. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.
We have a history of operating losses and may not achieve or sustain profitability in the future.

We have incurred net losses since our inception in September 2006. We generated net losses of $29.9 million and $5.2 million during the three months ended September 30, 2026 and 2025, respectively, and net losses of $44.2 million and $50.1 million during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $847.6 million. We have financed our operations to date primarily through private and public offerings of equity and convertible debt securities and revenue generated by prescriptions of our products and services. We have and expect to continue to incur significant research and development, sales and marketing, regulatory, and other expenses as we expand our marketing efforts to increase the prescription of our products and services, expand existing relationships with physicians, obtain regulatory clearances or approvals for our current or future services and related devices, conduct clinical trials on our existing and future services, and develop new services or add new features to our existing products and services. We also expect that our general and administrative expenses will continue to increase due to, among other things, the operational and regulatory burdens applicable to medical service providers that are public companies. As a result, we may continue to incur operating losses in the future. These losses, among other things, may have an adverse effect on our stockholders’ equity and the value of our common stock.
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
•the revenue generated by our Company Offerings;
•the costs, timing, and risks of delay of additional regulatory approvals;
•the expenses we incur in manufacturing, developing, selling, and marketing our Company Offerings or future planned products and services;
•our ability to scale our manufacturing operations to meet demand for our current or future device products or the devices used in our current or future service offerings;
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
If adequate funds are not available, we may not be able to commercialize our products and services at the rate we desire and/or we may have to delay the development or commercialization of our products and services or license to third parties the rights to commercialize products, services or technologies that we would otherwise seek to commercialize. We also may have to reduce sales, marketing, customer support, or other resources devoted to our products and services. Any of these factors could harm our business and financial condition.

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
We are involved in legal proceedings related to cybersecurity litigation and other matters and may become involved in other legal proceedings that arise from time to time in the future. For example, as discussed further in Note 7, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included herein, we recently settled a putative securities class action lawsuit filed against iRhythm Technologies and certain of its then current and former officers alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and we recently settled two patent lawsuits that had been filed against iRhythm Technologies by companies affiliated with Baxter.
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
We rely on a combination of patents, copyrights, trademarks, trade secret laws, confidentiality and invention assignment agreements with employees and third parties, unfair competition, and other related laws to protect our intellectual property rights. Our patents and patent applications are directed to covering key aspects of the design, manufacture, and use of our Company Offerings, including our iRhythm ACM Systems.

Third parties may assert infringement or misappropriation claims against us with respect to our current or future devices and services, including our iRhythm ACM Systems. We are aware of numerous patents issued to third parties that may relate to aspects of our business, including the design and manufacture of the iRhythm ACM Systems used in connection with our Company Offerings. Whether a device or service infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Further, the intellectual property ownership and licensed rights, including patent rights, surrounding AI technologies, which we are increasingly building into our products and services, have not been fully addressed by U.S. courts or other federal, state or foreign laws or regulations, and the use or adoption of AI technologies in our products and services may expose us to copyright infringement, patent infringement, or other intellectual property misappropriation claims. Our competitors may assert that our iRhythm ACM Systems or the methods we employ to deliver our Company Offerings are covered by U.S. or foreign patents held by them and we may be required to settle such allegations in the future. This risk is exacerbated by the fact that there are numerous issued patents and pending patent applications relating to remote cardiac monitoring services and the associated devices granted to third parties. There may be existing patents or patent applications now pending by third parties of which we are unaware that may later result in issued patents that our Company Offerings, including our iRhythm ACM Systems, inadvertently infringe. As the number of competitors in the remote cardiac monitoring market grows, the possibility of patent infringement by us or a patent infringement claim against us increases. If we are unable to successfully defend any such claims as they may arise or enter into or extend settlement and license agreements on acceptable terms or at all, our business operations may be harmed.
Any infringement or misappropriation claim could cause us to incur significant costs, place significant strain on our financial resources, divert management’s attention from our business, and harm our reputation. In addition, if the relevant patents are upheld as valid and enforceable and we are found to infringe such patents, we could be prohibited from using any portion of our Company Offerings, including our iRhythm ACM Systems, that is found to infringe such patent unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain a license on terms acceptable to us, if at all, and we may not be able to redesign our Company Offerings, including our iRhythm ACM Systems, to avoid infringement. We may be unable to maintain or renew licenses on terms acceptable to us, if at all, and we may be prohibited from selling any portion of our Company Offerings, including our iRhythm ACM Systems, that required the technology covered by the relevant licensed patents. Although patent and intellectual property disputes in the healthcare and medical devices area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include significant lump-sum payments or ongoing royalties. Even if we are able to redesign our Company Offerings, including our iRhythm ACM Systems, to avoid an infringement claim, we may not receive FDA approval for such changes in a timely manner or at all.
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

Further, in June 2026, as previously disclosed on a Current Report on Form 8-K filed with the SEC on June 15, 2026, a threat actor improperly obtained certain sensitive information of ours maintained on certain third-party-hosted business applications. We continue to face risks relating to this incident, including possible harm to our reputation and customer relationships, and ongoing litigation, as well as regulatory scrutiny. While, based on our investigation, the incident has not impacted our products, clinical or medical device systems, patient safety, manufacturing and distribution operations, financial reporting systems, or our ability to meet patient needs, we may in the future discover other impacts or new related events that could affect our business, operating results, and financial condition.
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
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over the analysts, or the content and opinions included in their reports. If any of the analysts who cover us issues an adverse or misleading opinion regarding us, our business model, our intellectual property, or our stock performance, or if any third-party preclinical studies and clinical trials involving our products or services or our results of operations fail to meet the expectations of analysts, our stock price would likely decline. If one or more of such analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause a decline in our stock price or trading volume.
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
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends on our capital stock in the foreseeable future. In addition, the terms of the Credit Agreement restrict our ability to pay dividends. As a result, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Risks Related to Our Debt
Our indebtedness could adversely affect our financial health and our ability to respond to changes in our business.
As a result of our level of debt following the completion of the 2024 offering by our predecessor and now wholly-owned subsidiary, iRhythm Technologies, of $661.0 million in 1.50% Convertible Senior Notes due 2029 of iRhythm Technologies, (the “2029 Notes”), which we have fully and unconditionally guaranteed, and our entry into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, which provides for a $300.0 million senior secured revolving credit facility (the “Credit Facility”):
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
Furthermore, neither we nor iRhythm Technologies are restricted under the terms of the indenture governing the 2029 Notes (the "Indenture") from incurring additional debt, securing future debt, recapitalizing our debt, repurchasing our stock, pledging our assets, making investments, paying dividends, guaranteeing debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on the 2029 Notes when due. Although the Credit Agreement restricts our ability to take certain of these actions, those restrictions are subject to exceptions.
Increasing our financial leverage could affect our operations and profitability.
We are party to the Credit Agreement, dated as of November 3, 2026, among iRhythm Holdings, Inc., iRhythm Technologies, as borrower, the other loan parties party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, which provides for the Credit Facility, a $300.0 million senior secured revolving credit facility. The Credit Facility matures on November 3, 2031, subject to an earlier springing maturity if, 91 days before the scheduled maturity of certain of our other indebtedness, including the 2029 Notes, the amount of such indebtedness then outstanding exceeds a specified threshold and the amount of our liquidity (defined as unrestricted cash and cash equivalents held in the U.S. plus amounts available to borrow under the Credit Facility) is not greater than 150% of the principal amount of such indebtedness. Based on the principal amount of the 2029 Notes currently outstanding, unless, before June 1, 2029, we refinance, repurchase or otherwise reduce the outstanding 2029 Notes below the applicable threshold or, unless we satisfy the minimum liquidity requirement on that date, the Credit Facility would mature on June 1, 2029, the business day preceding the date that is 91 days before the September 1, 2029 maturity of the 2029 Notes. As of the date of this Quarterly Report on Form 10-Q, we had no borrowings outstanding under the Credit Facility.
Our leverage ratio, combined with our other financial obligations and contractual commitments, may affect our ability to obtain additional capital resources as well as our operations in several ways, including:
•the possible lack of availability of additional credit;
•the possibility that credit may be available to us on less attractive economic terms and subject to less attractive legal covenants;

•the potential for higher levels of interest expense to service or maintain our outstanding debt, including because borrowings under the Credit Facility bear interest at a variable rate;
•the possibility that we will be required to incur additional debt in the future to repay our existing indebtedness when it comes due;
•the possibility that our level of indebtedness makes us more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and competitive conditions and adverse changes in government regulation;
•the possibility that our ability to borrow additional amounts to fund acquisitions, working capital, and other general corporate purposes may be limited;
•the possible diversion of capital resources from other uses; and
•the possibility that an acquisition of our company may be less attractive or more difficult.
Any of these factors could harm our business, results of operations, and financial condition. While we believe we will have the ability to service our obligations under the Credit Agreement and obtain additional financing in the future if and when needed, that will depend upon our results of operations and financial position at the time, the then-current state of the credit and financial markets, and other factors that may be beyond our control. Therefore, we cannot give assurances that sufficient credit will be available on terms that we consider attractive, or at all, if and when necessary or beneficial to us.
Failure to comply with covenants in the Credit Agreement could result in our inability to borrow additional funds and adversely impact our business.
The Credit Agreement imposes numerous financial and other restrictive covenants on our operations, including covenants limiting our ability to incur additional indebtedness and liens, make investments and acquisitions, dispose of assets, and pay dividends or repurchase our stock, in each case subject to certain exceptions, and covenants requiring regulatory compliance and reporting of certain adverse regulatory events. The Credit Agreement also requires that we maintain a maximum senior secured net leverage ratio and a minimum interest coverage ratio, each tested on a quarterly basis. Our ability to comply with these and other covenants is dependent upon several factors, some of which are beyond our control. As of the date of this Quarterly Report on Form 10-Q, we were in material compliance with the covenants then applicable under the Credit Agreement. If we violate these or any other covenants under the Credit Agreement, fail to make payments in connection therewith, or experience certain other events, including a default under our other material indebtedness or a change of control, an event of default could occur, which would give the lenders the right to terminate their commitments to provide additional loans and declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lenders would have the right to proceed against substantially all of our assets pledged as collateral under the Credit Agreement, which could materially impair our ability to continue operations. Our ability to borrow under the Credit Facility is also subject to the absence of any default and the accuracy of our representations and warranties at the time of each borrowing. Any of the foregoing may limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.
Our ability to repay the principal of, to pay interest on or to refinance our indebtedness, including the 2029 Notes and any borrowings under the Credit Facility, or to make cash payments in connection with any conversions of 2029 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our existing indebtedness and any future indebtedness we may incur and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any current or future indebtedness, including upon the springing maturity of the Credit Facility described above, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms or at all, which could result in a default on our debt obligations. In addition, the Credit Agreement contains, and any of our future debt agreements may contain, restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

In addition, we may be unable to repurchase the 2029 Notes upon a fundamental change when required by the holders, repay prior to maturity any accelerated amounts due under the 2029 Notes upon an event of default, redeem the 2029 Notes, or pay cash upon conversion of the 2029 Notes. The Credit Agreement limits our ability to pay cash in excess of principal upon conversion of the 2029 Notes in certain circumstances, and our future debt may contain limitations on our ability to pay cash upon conversion, repurchase or repayment of the 2029 Notes. Further, a fundamental change or make-whole fundamental change under the Indenture would constitute an event of default under the Credit Agreement.
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
The 2029 Notes, although issued by iRhythm Technologies, our wholly-owned subsidiary, are convertible into shares of our common stock. The conversion of some or all of the 2029 Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of such 2029 Notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2029 Notes may encourage short selling by market participants because the conversion of the 2029 Notes could be used to satisfy short positions, or anticipated conversion of the 2029 Notes into shares of our common stock could depress our stock price.

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
We are a holding company with no independent operations or material assets other than our ownership of iRhythm Technologies and its subsidiaries. As a result, we depend on the operations of our subsidiaries, including iRhythm Technologies, to generate the funds necessary to meet our financial obligations, including our obligations under the guarantees of iRhythm Technologies’ 2029 Notes and the Credit Facility. Our subsidiaries are separate and distinct legal entities and, except for iRhythm Technologies' obligations as the issuer of the 2029 Notes and the borrower under the Credit Agreement and the obligations of our subsidiaries that guarantee the Credit Facility, have no obligation, contingent or otherwise, to pay amounts due pursuant to the guarantees or to make any funds available therefor, whether by dividends, distributions, loans or other payments. In addition, any payment of dividends, distributions, loans or advances by our subsidiaries could be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries’ earnings and business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation, dissolution or reorganization, and therefore the right of the holders of the 2029 Notes to participate in those assets, will be structurally subordinated to the claims of that subsidiary’s creditors, including trade creditors. In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us. We have also pledged our equity interests in iRhythm Technologies as collateral under the Credit Agreement, which the lenders could foreclose upon following an event of default. In addition, the 2029 Notes and our guarantee thereof are unsecured and are therefore effectively subordinated to our and iRhythm Technologies’ obligations under the Credit Facility, which are secured by substantially all of our and its assets, to the extent of the value of that collateral, and are structurally subordinated to the obligations of any of our subsidiaries that guarantee the Credit Facility but not the 2029 Notes.
General Risk Factors
We may be impacted by domestic and global economic and political conditions, as well as natural disasters, severe weather, pandemics, and other catastrophic events, which could adversely affect our business, financial condition, or results of operations.
Our operations and performance may vary based on worldwide economic and political conditions, which have been adversely impacted by continued global economic uncertainty, political instability, and military hostilities in multiple geographies, including ongoing geopolitical conflicts such as the wars in Ukraine and Iran and conflicts in the Middle East and Venezuela, domestic and global inflationary trends, interest rate volatility, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, potential instability in the global banking system, global supply shortages or disruptions, commodity price increases, tariffs on imports, and a tightening labor market. A severe or prolonged economic downturn or period of global political instability could drive hospitals and other healthcare professionals to tighten budgets and curtail spending, which could in turn negatively impact rates at which physicians prescribe our products and services. In addition, higher unemployment rates or reductions in employer-provided benefits plans could result in fewer commercially insured patients, resulting in a reduction in our margins and impairing the ability of uninsured patients to make timely payments. A weak or declining economy, or uncertainty surrounding tariffs, could also strain our suppliers, possibly resulting in supply delays and disruptions. There is also a risk that one or more of our current service providers, suppliers, or other partners may not survive such difficult economic times, which could directly affect our ability to attain our goals on schedule and on budget. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. We cannot predict the timing, strength, or duration of an economic downturn, instability, or recovery, whether worldwide, in the United States, or within our industry.
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

Further, climate-related events, including the increasing frequency of extreme or disruptive weather events, natural disasters, or other catastrophic events may have the potential to damage or disrupt our business and/or the business of our customers or third-party suppliers, and may cause us to experience higher attrition, losses, and additional costs to maintain or resume operations. In addition, such climate-related events may cause damage or disruption to international commerce, and the global economy, and could have an adverse effect on our business, operating results and financial condition. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, cyberattack, or telecommunications failure, we may be unable to continue our operations and may endure system and service interruptions, reputational harm, delays in development of our products and services, breaches of data security, and loss of critical data, all of which could cause us to experience higher attrition, losses, and additional costs to maintain or resume operations, or otherwise have an adverse effect on our business and operating results. In addition, these events may impact or delay patient visits or the ability of prescribers or patients to receive deliveries from third parties, such as the USPS. Further, we do not maintain insurance sufficient to compensate us for the potentially significant losses that could result from disruptions to our services. Additionally, all the aforementioned risks may be further increased if our or our partners’ disaster recovery plans are inadequate.
Environmental, social, and corporate governance (“ESG”) regulations, policies, and provisions may make our supply chain more complex and may adversely affect our relationships with customers.
There has in recent years been a focus by certain regulators and lawmakers, investors, physicians, patients, employees, and other stakeholders on corporate citizenship and sustainability matters and the governance of environmental and social risks. An increasing number of participants in the medical services industry have joined voluntary ESG groups or organizations, such as the Responsible Business Alliance. These ESG regulations and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given our reliance on our supply chain and the outsourced manufacturing of certain components and sub-assemblies of the devices we market or sell or the devices used with our services.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None, except as previously reported on a Current Report on Form 8-K filed with the SEC on August 6, 2026.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Trading Plans
During the three months ended September 30, 2026, no Section 16 officers or directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).
Credit Facility
The following information is included in this Quarterly Report on Form 10-Q in lieu of filing a Current Report on Form 8-K reporting the information required to be disclosed under Items 1.01 and 2.03 of Form 8-K.
Item 1.01 Entry into a Material Definitive Agreement.
On November 3, 2026, iRhythm Holdings, Inc. (the “Company”), as guarantor, its subsidiary iRhythm Technologies, Inc. (the “Borrower”), as borrower, and certain of the Company’s other subsidiaries (collectively, the “Subsidiary Guarantors”), as guarantors party thereto, entered into a senior secured credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and issuing banks party thereto. The Credit Agreement provides for a $300.0 million revolving credit facility, with sublimits of $10.0 million in the aggregate for loans and letters of credit denominated in foreign currencies, $30.0 million for the issuance of letters of credit and $10.0 million for swingline loans (the “Revolving Credit Facility”). The Revolving Credit Facility matures on the fifth anniversary of the effective date of the Credit Agreement, subject to an earlier springing maturity 91 days before the scheduled maturity of certain unsecured, subordinated or junior-lien indebtedness (including the Borrower’s 1.50% Convertible Senior Notes due 2029) if the aggregate principal amount of all such indebtedness maturing within that 91-day period exceeds 100% of Consolidated EBITDA (generally, consolidated net income or loss before interest, taxes, depreciation and amortization, subject to certain adjustments for non-cash items, non-recurring items and other customary adjustments) for the most recent four-fiscal-quarter period for which financial statements have been delivered. The springing maturity is subject to an exception where liquidity (defined as unrestricted cash and cash equivalents held in the U.S. plus amounts available under the Revolving Credit Facility) on the applicable springing maturity date is greater than 150% of the aggregate outstanding principal amount of the applicable earlier-maturing indebtedness.
The loans under the Revolving Credit Facility may be denominated in U.S. dollars, euros, sterling, Australian dollars, Singapore dollars, Swiss francs and Japanese yen. Loans incurred under the Revolving Credit Facility bear interest at a rate equal to (i) for loans denominated in U.S. dollars, at the Borrower’s election, the Term SOFR Rate (a forward-looking term rate based on the secured overnight financing rate, subject to a 0% floor) or the Alternate Base Rate (generally, the highest of the U.S. prime rate published by The Wall Street Journal, 0.50% above the greater of the federal funds effective rate and the overnight bank funding rate, and the one-month Term SOFR Rate plus 1.00%, subject to a 1.00% floor), except that swingline loans use the Alternate Base Rate, and (ii) for loans denominated in foreign currencies, EURIBOR, TIBOR or BBSY for euros, Japanese yen or Australian dollars, respectively, or daily simple SONIA, SORA or SARON for sterling, Singapore dollars or Swiss francs, respectively, subject to applicable reserve adjustments and a 0% floor, in the case of each of the foregoing clauses (i) and (ii), plus an applicable margin based on the Company’s Senior Secured Net Leverage Ratio (generally, indebtedness of the Company and its subsidiaries that is secured by a lien on their assets, excluding payment-subordinated or junior-lien indebtedness and net of unrestricted cash and cash equivalents held in the U.S. in excess of $100.0 million, divided by Consolidated EBITDA for the most recent four-fiscal-quarter period). The applicable margin ranges from 1.00% to 1.75% for loans bearing interest at the Alternate Base Rate and 2.00% to 2.75% for term benchmark or overnight reference rate loans.
The Credit Agreement provides for (i) commitment fees on the unused commitments under the Revolving Credit Facility (excluding swingline loans from usage for this purpose), ranging from 0.25% to 0.35% per annum based on the Company’s Senior Secured Net Leverage Ratio, and (ii) an incremental accordion feature permitting additional revolving commitments and/or incremental term loans, with capacity shared with other notes or loans incurred in lieu of such incremental facilities, of up to the sum of (x) the greater of (A) $140.0 million and (B) 100% of Consolidated EBITDA, less prior utilization of that component that remains outstanding or effective, (y) qualifying voluntary prepayments, repurchases or redemptions of incremental indebtedness and permanent reductions of revolving commitments, and (z) additional amounts subject to a Total Secured Net Leverage Ratio (generally, total secured indebtedness of the Company and its subsidiaries, including junior-lien indebtedness, net of unrestricted cash and cash equivalents held in the U.S. in excess of $100.0 million, divided by Consolidated EBITDA for the most recent four-fiscal-quarter period) not exceeding 2.75 to 1.00 on a pro forma, fully drawn basis, excluding the proceeds of the additional indebtedness from cash netting, in each case subject to obtaining lender commitments and satisfying customary conditions.
No amounts were borrowed under the Revolving Credit Facility at closing. Proceeds of borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries.

The Credit Agreement requires the Company to maintain (i) a Senior Secured Net Leverage Ratio not exceeding 3.00 to 1.00, subject to a step-up, at the Company’s election, to 3.50 to 1.00 for four consecutive fiscal quarters commencing with the fiscal quarter in which the Company completes certain permitted acquisitions or similar investments having consideration that is equal to or greater than $50.0 million, and (ii) an Interest Coverage Ratio (generally, Consolidated EBITDA divided by consolidated cash interest expense of the Company and its subsidiaries, including the interest component of capitalized leases, for the same four-fiscal-quarter period) of at least 3.00 to 1.00, in each case tested quarterly commencing with the fiscal quarter ending December 31, 2026.
The Revolving Credit Facility is guaranteed by the Company and the Subsidiary Guarantors and secured by substantially all of the assets of the Company, the Borrower and the Subsidiary Guarantors, subject to customary exclusions and limitations set forth in the Credit Agreement and the related loan documents. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including negative covenants that, subject to the exceptions set forth in the Credit Agreement, limit the ability of the Company and its subsidiaries to incur additional debt, incur or permit liens on assets, make investments, engage in asset sales and pay dividends and make distributions. The Credit Agreement permits the Company, among other things, to repurchase shares of its common stock without limitation as to amount, subject to compliance with specified leverage ratio tests and the absence of a default. Whether or not those leverage ratio tests are satisfied, the Credit Agreement also permits the Company to repurchase shares of its common stock in an aggregate amount of up to $30.0 million per fiscal year (with unused amounts carried forward to the next fiscal year).
Obligations under the Credit Agreement may be accelerated upon the occurrence of certain customary events of default (subject, in appropriate cases, to grace periods set forth in the Credit Agreement), including the following: nonpayment of principal, interest or fees; breach of the affirmative, negative or financial covenants; breach of the representations or warranties in any material respect; events of default with respect to other material indebtedness; bankruptcy or insolvency; material judgments entered against the Company or any of its subsidiaries that satisfy the applicable enforcement or unstayed-period conditions under the Credit Agreement; invalidity or unenforceability of the security documents and guarantees associated with the Credit Agreement; and a change of control.
Certain of the lenders and agents under the Credit Agreement and their respective affiliates have provided, and may in the future provide, commercial banking, investment banking and other financial services to the Company and its affiliates, for which they have received, and may in the future receive, customary fees and expenses.
The foregoing description of the Credit Agreement does not purport to be complete. The Credit Agreement will be filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2026.
Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.
The disclosure set forth in Item 1.01 above is incorporated by reference into this Item 2.03.
ITEM 6.    EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of, and incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
2.1†	Agreement and Plan of Merger, by and among iRhythm Holdings, Inc., iRhythm Technologies, Inc., Project Vessel Merger Sub, Inc., Vital Connect, Inc., and Fortis Advisors LLC, as Stockholders’ Agent, dated August 5, 2026.	8-K	001-37918	2.1	August 6, 2026
10.1†‡	Settlement and License Agreement dated July 31, 2026 by and among iRhythm Technologies, Inc., Baxter International, Inc., Welch Allyn, Inc. and Bardy Diagnostics, Inc.					X
31.1	Certification of Chief Executive Officer required by Securities Exchange Act Rules 13a-14(a) and 15d-14(a).					X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
* The certification furnished as Exhibit 32.1 is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed to be, and it is not incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

† Schedules or similar attachments have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request.

‡ Confidential treatment has been requested for portions of this exhibit, which have been omitted from this filing (indicated by [***]) pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted portions to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iRhythm Holdings, Inc.

Date: November 5, 2026	By:	/s/ Quentin Blackford
Quentin Blackford President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Daniel Wilson
Daniel Wilson Chief Financial Officer (Principal Financial Officer)